Form 10-Q
period 2006-09-30
Innophos Holdings, Inc.
filed 2006-12-15
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 333-135851

INNOPHOS HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1380758
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

259 Prospect Plains Road Cranbury, New Jersey	08512
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (609) 495-2495

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of December 14, 2006, the registrant has 20,270,463 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$65,408	$61,403
Accounts receivable - trade	61,094	55,842
Inventories	67,290	76,281
Other current assets	20,479	22,609

Total current assets	214,271	216,135
Property, plant and equipment, net	282,886	305,016
Goodwill	47,268	47,268
Intangibles and other assets, net	71,249	77,770

Total assets	$615,674	$646,189

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$24,580	$20,009
Accounts payable trade and other	25,669	28,418
Other current liabilities	36,745	49,757

Total current liabilities	86,994	98,184
Long-term debt	497,892	508,786
Other long-term liabilities	28,055	28,433

Total liabilities	612,941	635,403

Commitments and contingencies (note 9)
Class A common stock, par value $.001 per share; 21,825,130 and 21,825,130 shares authorized; 9,593,305 and 9,597,696 shares issued and 9,593,305 and 9,597,696 shares outstanding	9	9
Class L common stock, par value $.001 per share; 6,090,633 and 6,090,633 shares authorized; 2,677,158 and 2,678,383 shares issued and 2,677,158 and 2,678,383 shares outstanding	3	3
Additional paid-in capital	24,634	24,597
Retained deficit	(20,558)	(12,468)
Other comprehensive loss	(1,355)	(1,355)

Total stockholder’s equity	2,733	10,786

Total liabilities and stockholder’s equity	$615,674	$646,189

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended September 30, 2006	Three months ended September 30, 2005
Net sales	$140,619	$133,931
Cost of goods sold	117,883	111,254

Gross profit	22,736	22,677

Operating expenses:
Selling, general and administrative	10,748	10,443
Research & Development Expenses	478	587

Total operating expenses	11,226	11,030

Operating income	11,510	11,647
Interest expense, net	13,346	11,981
Foreign exchange (gains)/losses	(453)	(334)
Other expense (income), net	294	(90)

Income (loss) before income taxes	(1,677)	90
Provision for income taxes	3,282	1,873

Net loss	$(4,959)	$(1,783)

Preferential distribution to Class L common shareholders	487	441
Net (loss) attributable to Class A common shareholders	(5,446)	(2,224)
Earnings (loss) per share:
Class L – Basic	0.18	0.16
Class L – Diluted	0.18	0.16
Class A – Basic	(0.57)	(0.23)
Class A – Diluted	(0.57)	(0.23)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net sales	$410,235	$406,118
Cost of goods sold	342,246	335,119

Gross profit	67,989	70,999

Operating expenses:
Selling, general and administrative	31,928	38,112
Research & Development Expenses	1,244	1,706

Total operating expenses	33,172	39,818

Operating income	34,817	31,181
Interest expense, net	39,607	33,563
Foreign exchange (gains)/losses	(657)	(374)
Other expense (income), net	276	(358)

Loss before income taxes	(4,409)	(1,650)
Provision for income taxes	3,678	4,857

Net loss	$(8,087)	$(6,507)

Preferential distribution to Class L common shareholders	1,426	2,722
Net (loss) attributable to Class A common shareholders	(9,513)	(9,229)
Earnings (loss) per share:
Class L – Basic	0.53	1.02
Class L – Diluted	0.53	1.02
Class A – Basic	(0.99)	(0.96)
Class A – Diluted	(0.99)	(0.96)

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash Flows from operating activities
Net loss	$(8,087)	$(6,507)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,103	34,346
Amortization of deferred financing charges	3,007	2,387
Deferred income taxes/(benefit)	(2,615)	(1,733)
Deferred profit sharing	(222)	(702)
Non-cash interest for floating rate senior notes	13,179	6,995
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(5,252)	10,738
(Increase)/decrease in inventories	8,991	(4,174)
(Increase)/decrease in other current assets	2,130	(2,082)
(Decrease)/increase in accounts payable	(2,749)	(14,101)
(Decrease)/increase in other current liabilities	(13,013)	21,578
Changes in other long-term assets, liabilities and other comprehensive income (loss), net	2,659	200

Net cash provided from operating activities	33,131	46,945

Cash flows from investing activities:
Capital expenditures	(9,626)	(6,403)

Net cash used for investing activities	(9,626)	(6,403)

Cash flows from financing activities:
Proceeds from term-loan	—	42,000
Deferred financing costs	—	(4,413)
Capital contribution	—	100
Distribution to stockholders	—	(115,587)
Principal payments of term-loan	(19,500)	(11,105)
Repayment of revolver	—	(17,000)
Proceeds from issuance long-term bonds	—	120,000

Net cash provided from/(used for) financing activities	(19,500)	13,995

Net change in cash	4,005	54,537
Cash and cash equivalents at beginning of period	61,403	12,762

Cash and cash equivalents at end of period	$65,408	$67,299

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where noted)

1. Basis of Statement Presentation:

Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Innophos Holdings, Inc. and Subsidiaries (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all disclosures required by generally accepted accounting principles for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company and our predecessor business (“the Phosphates Business”) at December 31, 2005 and for the years ended December 31, 2004 and 2003.

Innophos Holdings, Inc. is a holding company and the parent to Innophos Investments Holdings, Inc. and, indirectly, to Innophos, Inc. Innophos Investments Holdings, Inc., recognized under commonly controlled entities, was incorporated on January 31, 2005 in Delaware and is a wholly owned subsidiary of Innophos Holdings, Inc. On February 2, 2005, Innophos Holdings, Inc. contributed 100% of its interest in Innophos, Inc. to Innophos Investments Holdings, Inc. Innophos Investments Holdings, Inc. was considered a reorganization of commonly controlled entities under Innophos Holdings, Inc. and therefore, the statements have been presented consolidated, including results of Innophos, Inc., for all periods.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

Stock Options

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. Under SFAS No. 123(R), the Company previously was defined as a nonpublic company as we did not have publicly traded equity securities. However, effective November 7, 2006, the Company completed an initial public offering (“IPO”) of its common stock. Beginning in the fourth quarter the Company will meet the definition of a public company.

The valuation method that the Company used under SFAS No. 123 dictated the transition method that the Company used under SFAS No. 123(R). As permitted under SFAS No. 123, the Company valued its stock options at the grant date using the minimum value method and disclosed those amounts in its pro forma footnote disclosures. Because the Company used the minimum value method under SFAS No. 123, we adopted SFAS No. 123(R) using the prospective transition method and therefore, prior periods were not restated and we have not recognized in the financial statements the remaining compensation cost calculated under the minimum value method, as permitted by paragraph 83 of SFAS No. 123(R).

Under the prospective transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). We will continue to account for the outstanding awards under APB 25 until they are settled. Since the adoption of SFAS No. 123(R), the Company did not grant new awards or modify any existing awards that were granted under SFAS No. 123 and as such no compensation expense has been recorded.

Earnings (Loss) Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share” and related guidance, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS. The Company presents EPS information using the two-class method as the Class L shares participate in distributions together with the Class A shares after the payment of the Class L preferential rights.

The Class L common stock has preferential rights over the Class A common stock whereby the Class L common stock is entitled to receive their original investment plus a 10% yield compounded quarterly on their original investment before the Class A common stock participates in company distributions. After payment of all preferential rights attributable to the Class L common stock, each share of the Class A common stock and Class L common stock will participate ratably in all distributions by the Company to the shareholders of its capital stock.

The numerator in calculating Class L basic and diluted EPS is equal to the Class L preference amount of $487 and $441 for the three months ended September 30, 2006 and 2005, and the Class L preference amount of $1,426 and $2,722 for the nine months ended September 30, 2006 and 2005, respectively. The Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of its preferential rights over Class A. The numerator in calculating Class A basic and dilutive EPS is an amount equal to consolidated net (loss) increased for the aforementioned Class L preference amount.

The denominator in calculating both classes of basic EPS is the weighted average shares outstanding for each respective class of shares. The total weighted average shares outstanding reflects the reverse stock split in connection with the IPO. Each share of Class A converts to 0.2183 shares of the new class of common stock and each share of Class L converts to 0.5482 of the new class of common stock. Since the reverse stock split occurred after the close of the period, but before the issuance of the financial statements, the earnings per share calculations have been retro-actively adjusted for all periods presented based on these conversion ratios.

The following is the calculation of earnings per share using the two-class method:

	Three months ended September 30, 2006	Three months ended September 30, 2005
Net (loss) available to common shareholders	$(4,959)	$(1,783)
Allocation of net income (loss) to common shareholders:
Class A	$(5,446)	$(2,224)
Class L	$487	$441

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

	Three months ended September 30, 2006	Three months ended September 30, 2005
Weighted average number of common and potential common Class A shares outstanding:
Basic number of common Class A shares outstanding	9,593,305	9,597,696
Dilutive effect of stock option grants	—	—
Diluted number of common and potential common Class A shares outstanding	9,593,305	9,597,696
Weighted average number of common and potential common Class L shares outstanding:
Basic number of common Class L shares outstanding	2,677,158	2,678,383
Dilutive effect of stock option grants	—	—
Diluted number of common and potential common Class L shares outstanding	2,677,158	2,678,383

	Three months ended September 30, 2006	Three months ended September 30, 2005
Earnings (loss) per common share:
Class A – Basic	$(0.57)	$(0.23)
Class A – Diluted	$(0.57)	$(0.23)
Class L – Basic	$0.18	$0.16
Class L – Diluted	$0.18	$0.16

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Net (loss) available to common shareholders	$(8,087)	$(6,507)
Allocation of net income (loss) to common shareholders:
Class A	$(9,513)	$(9,229)
Class L	$1,426	$2,722

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Weighted average number of common and potential common Class A shares outstanding:
Basic number of common Class A shares outstanding	9,594,768	9,597,696
Dilutive effect of stock option grants	—	—
Diluted number of common and potential common Class A shares outstanding	9,594,768	9,597,696
Weighted average number of common and potential common Class L shares outstanding:
Basic number of common Class L shares outstanding	2,677,567	2,678,383
Dilutive effect of stock option grants	—	—
Diluted number of common and potential common Class L shares outstanding	2,677,567	2,678,383

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Earnings (loss) per common share:
Class A – Basic	$(0.99)	$(0.96)
Class A – Diluted	$(0.99)	$(0.96)
Class L – Basic	$0.53	$1.02
Class L – Diluted	$0.53	$1.02

On April 1, 2005, the Company granted 4,039,372 of Class A stock options and 448,819 Class L stock option to employees. Upon giving effect for the reverse stock split in connection with the IPO, the total options granted on April 1, 2005 was 881,598 of Class A stock options and 246,023 Class L stock options. All options granted during the period were outstanding but were not included in a calculation of diluted earnings per share as the effect of stock options would be antidilutive.

Pro Forma Earnings (loss) Per Share

The earnings (loss) per share has been computed to give effect to the conversion of the Class A Shares and Class L Shares into a new class of common shares upon consummation of the initial public offering. In addition, the total weighted average shares outstanding reflect the reverse stock split in connection with the IPO. Each share of Class A converted to 0.2183 shares of the new class of common stock and each share of Class L converted to 0.5482 of the new class of common stock. Since the reverse stock split occurred after the close of the period, but before the issuance of the financial statements, the earnings per share calculations have been retro-actively adjusted for all periods presented based on the new number of shares.

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

	Three months ended September 30, 2006
	Number of Class A Shares	Number of Class L Shares	Number of New Common Shares
Weighted average of common shares outstanding before reverse stock split	43,955,315	4,883,926	—
Conversion of Class A common stock to new common shares	(43,955,315)	—	9,593,305
Conversion of Class L common stock to new common shares	—	(4,883,926)	2,677,158
Dilutive effect of stock option grants	—	—	—
Weighted average of common shares outstanding after reverse stock split	—	—	12,270,463
Net (Loss)			$(4,959)
Pro forma earnings (loss) per share (basic and diluted)			$(0.40)

	Nine months ended September 30, 2006
	Number of Class A Shares	Number of Class L Shares	Number of New Common Shares
Weighted average of common shares outstanding before reverse stock split	43,962,021	4,884,671	—
Conversion of Class A common stock to new common shares	(43,962,021)	—	9,594,768
Conversion of Class L common stock to new common shares	—	(4,884,671)	2,677,567
Dilutive effect of stock option grants	—	—	—
Weighted average of common shares outstanding after reverse stock split	—	—	12,272,335
Net (Loss)			$(8,087)
Pro forma earnings (loss) per share (basic and diluted)			$(0.66)

Stockholders Equity

The September 30, 2006 and December 31, 2005 balance sheets reflect the reverse stock split which occurred upon the consummation of the IPO. All outstanding shares of the Company’s Class A and Class L common stock were converted to a single class of common stock in connection with the IPO that occurred on November 7, 2006.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 155, SFAS No. 156, and FASB Interpretation No. 48, FSP AUG AIR-1, SFAS No. 157, SFAS No. 158 and Staff Accounting Bulletin No. 108 all of which are summarized below.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of FASB Statement No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material effect on its consolidated financial position or results of operations.

SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a material effect on its consolidated financial position or results of operations.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48 which prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company is currently evaluating the impact this statement will have on its consolidated financial position or results of operations.

FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” In September 2006, the Financial Accounting Standards Board (FASB) issued FSP AUG AIR-1 which amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” (“Airline Guide”), and APB Opinion No. 28, “Interim Financial Reporting.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities, leaving three acceptable methods; i) direct expensing, ii) built-in overhaul and iii) deferral. FSP AUG AIR-1 is effective for annual periods beginning after December 15, 2006. The Company does not believe that the adoption of FSP AUG AIR-1 will have a material effect on its consolidated financial position or results of operations as the Company has been using the direct expensing method for planned major maintenance activities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact this statement may have on its financial position or results of operations.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R).” In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit pension plan and other post retirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS No. 158 is effective for public companies for fiscal years ended after December 15, 2006. Based on the funded status of our pension and postretirement benefit plans in our Annual Report on Form 10-K for the year ended December 31, 2005, the adoption of SFAS No. 158 will result in the recognition of an estimated $3.0 million pension and post-retirement liability. We do not believe this will have a material impact on our results of operations or our debt covenants under our existing debt facilities. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of the Company’s pension and postretirement benefit plans as of the adoption date.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for the fiscal year ending December 31, 2006. The Company does not believe that the adoption of SAB 108 will have a material effect on its consolidated financial position or results of operations.

2. Inventories:

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$18,248	$14,076
Spare parts	6,720	6,952
Finished products	42,322	55,253

	$67,290	$76,281

3. Other Current Assets:

Other current assets consist of the following:

	September 30, 2006	December 31, 2005
Creditable taxes (value added taxes)	$8,371	$6,052
Prepaid income taxes	428	5,350
Prepaids	10,570	9,889
Other	1,110	1,318

	$20,479	$22,609

4. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2006	December 31, 2005
Supply agreement, net of accumulated amortization of $4,389 for 2006 and $2,842 for 2005	2.5	$511	$2,058
Developed technology and application patents, net of accumulated amortization of $4,029 for 2006 and $2,606 for 2005	10-20	32,572	33,994
Customer relationships, net of accumulated amortization of $1,076 for 2006 and $699 for 2005	20	9,024	9,401
Tradenames and license agreements, net of accumulated amortization of $1,375 for 2006 and $895 for 2005	5-20	7,925	8,402
Capitalized software, net of accumulated amortization of $1,043 for 2006 and $588 for 2005	3-5	2,214	927
Non-compete agreement, net of accumulated amortization of $639 for 2006 and $414 for 2005	2.5	75	300

Total Intangibles		$52,321	$55,082

Deferred financing costs, net of accumulated amortization of $ 7,714 for 2006 and $4,708 for 2005		$18,218	$21,225
Deferred income taxes		325	1,463
Other Assets		385	—

Total other assets		$18,928	$22,688

		$71,249	$77,770

5. Other Current Liabilities:

Other current liabilities consist of the following:

	September 30, 2006	December 31, 2005
Payroll related	$7,787	$9,291
Interest	2,404	7,031
Interest, floating rate senior notes	2,467	2,189
Freight and rebates	4,399	5,006
Benefits and pensions	5,556	7,532
Taxes	6,259	11,741
Legal	671	504
Non-trade payable	1,309	1,771
Other	5,893	4,692

	$36,745	$49,757

6. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	September 30, 2006	December 31, 2005
Senior credit facility	$188,400	$207,900
Senior subordinated notes	190,000	190,000
Floating rate senior notes	144,072	130,895

	$522,472	$528,795
Less current portion	24,580	20,009

	$497,892	$508,786

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the senior credit facility bear interest at September 30, 2006 at 7.58%. The amount outstanding on the term loan facility as of September 30, 2006 was $188.4 million.

There was no amount outstanding on the revolving portion of the senior credit facility at September 30, 2006. The Company has issued approximately $4.4 million of letters of credit under the sub-facility as of September 30, 2006.

As required by the credit agreement, Innophos, Inc. must maintain 50% of its outstanding debt of its senior credit facility and the Senior Subordinated Notes in fixed rate instruments. As such, on February 3, 2005, Innophos, Inc. executed a rate cap derivative instrument. The terms of this derivative instrument is a rate cap of 5%, with a reference index based on three month LIBOR, a notional amount of $15 million and is for a term of two years expiring on February 3, 2007. The fair value of the rate cap derivative instrument is $32 as of September 30, 2006.

In April 2006, Innophos, Inc. executed two rate cap derivative instruments each with a notional amount of $100 million. The terms of the first instrument is a rate cap of 7%, a referenced index based on a three month LIBOR and an expiration date of this instrument is April 2009. The fair value of this rate cap derivative instrument is $25 as of September 30, 2006. The second rate cap instrument is a rate cap of 7%, a referenced index based on a one month LIBOR and an expiration date of this instrument is April 2008. The fair value of this rate cap derivative instrument is $2 as of September 30, 2006.

The Company is required within five days from the issuance of the 2006 annual financial statements to make a prepayment of the term loan in an amount equal to 75% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. The Company made a voluntary prepayment of the term loan on October 30, 2006 in the amount of $30.0 million and $8.9 million on November 30, 2006 which is expected to satisfy the required excess cash flow payment for the 2006 calendar year which is due within five days from the issuance of the 2006 annual financial statements (refer to Note 12).

As of September 30, 2006, management believes the Company is in full compliance with all debt covenant requirements.

In connection with the consummation of the IPO of the common stock of Innophos Holdings, Inc. (refer to Note 12), the net proceeds from the offering, after deducting the estimated underwriting discounts, commissions and expenses, will be used to redeem approximately $83.3 million aggregate principal amount of Floating Rate Senior Notes issued by Innophos Investments Holdings, Inc. during the fourth quarter of 2006. In addition, the Company anticipates to incur $4.4 million of related prepayment penalties which will be paid from the proceeds of the offering and cash on hand.

The interest installment payable on February 15, 2006, May 15, 2006 and August 15, 2006 for Innophos Investments Holdings, Inc. Floating Rate Senior Notes was $4,282, $4,309 and $4,592, respectively. In lieu of cash, interest payments were made to the holders of the Floating Rate Senior Notes in the form of additional notes. Innophos Investments Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation.

Total interest cash payments by the Company for all indebtedness for the nine month period ended September 30, 2006 and September 30, 2005 was $29.6 million and $26.6 million, respectively.

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30 2005
Interest expense	$13,136	11,588	$38,444	$31,936
Deferred financing cost	808	813	3,007	2,387
Interest income	(598)	(420)	(1,844)	(760)

Total interest expense, net	$13,346	$11,981	$39,607	$33,563

7. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	September 30, 2006	December 31, 2005
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	688	910
Deferred income taxes	20,156	23,701
Other Liabilities	6,111	2,722

	$28,055	$28,433

8. Income Taxes:

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	(Loss) before Income taxes	Income tax expense / (benefit)	(Loss) before Income taxes	Income tax expense / (benefit)
US	$(18,523)	210	$(12,540)	$173
Canada/Mexico	14,114	3,468	10,890	4,684

Total	$(4,409)	3,678	(1,650)	4,857

Current income taxes		6,293		$6,590
Deferred income taxes		(2,615)		(1,733)

Total		$3,678		$4,857

A reconciliation of the U.S statutory rate and income tax follows:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Income tax expense (benefit) at the U.S. statutory rate	$(1,543)	$(578)
State Income taxes (net of federal tax effect)	59	25
Foreign tax rate differential	(1,383)	1,014
Change in valuation allowance	5,699	4,323
Non-deductible permanent items	57	—
Change in tax rates	—	(138)
Other	789	211

Provision (Benefit) for income taxes	$3,678	$4,857

Income taxes paid were $8,206 and $3,959 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

9. Commitments and Contingencies:

Environmental

The Company’s operations are subject to extensive and changing federal and state environmental laws and regulations. The Company’s manufacturing sites have an extended history of industrial use, and soil and groundwater contamination have or may have occurred in the past and might occur or be discovered in the future.

Environmental efforts are difficult to assess for numerous reasons, including the discovery of new remedial sites, discovery of new information and scarcity of reliable information pertaining to certain sites, improvements in technology, changes in environmental laws and regulations, numerous possible remedial techniques and solutions, difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the extended time periods over which remediation occurs. Other than the items listed below, the Company is not aware of material environmental liabilities which are reasonably probable and estimable. As the Company’s environmental contingencies are more clearly determined, it is reasonably possible that amounts in excess of those accrued may be necessary. However, management does not believe, based on current information, that environmental remediation requirements will have a material impact on the Company’s results of operations, financial position or cash flows.

Under the Agreement of Purchase and Sale between the Company and several affiliates within the Rhodia S.A. Group under which the Company acquired the Phosphates Business and related assets, the Company has certain rights of indemnification from the sellers for breach of representations, warranties, covenants and other agreements. With respect to undisclosed environmental matters, such indemnification rights are subject to certain substantial limitations and exclusions.

In 2004 the Environmental Protection Agency, or EPA, conducted a multi-media inspection and in 2005 asked follow-up questions regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, the Company received a report in connection with that inspection identifying certain areas of concern raised by the EPA regarding the compliance status of certain co-products, materials and wastes under the EPA’s hazardous waste regulations. Management believes that the Company operates our Geismar facility in compliance with all applicable laws and regulations, including those of the EPA, and in October 2006 responded to the report correcting errors, providing additional information and explaining why our operations meet all applicable regulations or qualify for certain exemptions or exclusions.

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which previously housed, but no longer does, a fertilizer and pesticide manufacturing facility. The Company has an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has a recorded liability, which represents the Company’s best estimate, of $1.1 million as of September 30, 2006.

Litigation

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission, or CNA, demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing in 1998 and 1999, or Salt Water Claims, and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at the Coatzacoalcos manufacturing plant, or Fresh Water Claims.

As initially assessed by the CNA, and as shown in the table below, the original claims total approximately $136.3 million at current exchange rates as of November 27, 2006.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
		(dollars in millions)
Basic Charges	26.9	10.5	37.4
Interest, Inflation and Penalties	78.9	20.0	98.9

Total	105.8	30.5	136.3

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and the Company is vigorously defending the matter.

CNA Administrative Proceedings and Appeals.

On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming their original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at $30.5 million for the Fresh Water Claims and $0 for the Salt Water Claims. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and CNA’s recent rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims. CNA’s responses to the appeals have been filed, and Innophos Fosfatados has filed its counter-response. The timing of a decision is not known.

Rhodia Indemnification.

Under the terms of the purchase and sale agreement, or the Rhodia Agreement, under which our business was purchased on August 13, 2004, the Company received indemnification against, among other things, claims for Mexican Taxes (as such term is defined in the Rhodia Agreement) such as those alleged by CNA, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the August 13, 2004 closing date of the acquisition of the Company. Rhodia acknowledged its responsibility for such claims, but under a reservation of rights, and has assumed control of the defense of the CNA claims. The Company asserted that it is entitled to full indemnification for liabilities relating to Taxes and for breach of covenants under the Rhodia Agreement (concerning a known, undisclosed CNA audit). Rhodia disagreed, asserting instead that the applicable indemnification under the Rhodia Agreement would be for breach of representations and warranties, which would in turn subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount.

On December 16, 2004, the Company sued Rhodia in the Supreme Court for the State of New York in New York County seeking a determination that it is entitled to full indemnification under the Rhodia Agreement. The Company filed a motion for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The court entered an Order granting us summary judgment on both counts on June 13, 2005. Rhodia has appealed the Order to the New York State Supreme Court Appellate Court Division, First Department. Briefing and oral argument have been completed, and the matter has been submitted for decision. The timing of a decision is not known. There are no assurances that the Company will ultimately prevail in our lawsuit against Rhodia in this matter; accordingly, it is possible that Rhodia could ultimately be found to be not liable for any part of the Fresh Water Claims and Salt Water Claims.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $163.8 million at current exchange rates as of November 27, 2006 projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, the Company is advised that the amount of security required would be reduced to $34.9 million at current exchange rates as of November 27, 2006. The Company believes the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, the Company could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties). To the extent such judgments are not paid by Rhodia (whether due to Rhodia’s unwillingness or inability to pay, or Rhodia ultimately prevailing on the merits of our pending lawsuit in New York), this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time the Company could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, the Company has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, the Company has not established a liability on the balance sheet as of September 30, 2006. As additional information is gained, the Company will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that the Company will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the Rhodia Agreement.

Mexican Water Recycling System – PAMCAR Agreement

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility (the “PAMCAR Agreement”). The PAMCAR Agreement required that such action plans be completed by December 31, 2004. Under the terms of the PAMCAR Agreement and subject to compliance by Innophos Fosfatados, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties and related charges, which would normally have been payable.

All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complies with the applicable requirements of the PAMCAR Agreement. Management is advised by Mexican environmental counsel that compliance with the discharge limits aspect of the CNA agreement should be based upon limits which were issued in 2005.

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004, Innophos Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise discharge limits which the now-improved operations can satisfy. In 2005, Innophos Fosfatados has received a government authorization known as a Concession Title (containing a waste water discharge permit and limits) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, could be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.4 million at current exchange rates as of November 27, 2006 (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.1 million at current exchange rates as of November 27, 2006. Management believes that the above amounts represent the upper range of possible liability based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded discharge limits related to pH levels specified in certain Mexican tax regulations or Tax Tables. If violations instead are based on different Tax Table discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, the Company has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, the Company has not established a liability on the balance sheet as of September 30, 2006. As additional information is gained, the Company will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company, or Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment or MOE. Mosaic stated that in their view the Company and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. The Company has notified Rhodia of the Mosaic claim under the Rhodia Agreement under which the Company purchased our business, that the Company is seeking indemnification. Rhodia has declined the claim stating that the Company has not provided sufficient information. The Company will continue to investigate and defend the claim through Canadian counsel.

In connection with the transaction creating our corporate structure, upon the closing of the transaction Innophos, Inc. and various Rhodia entities entered into Sales Representative Agreements for the sale of certain Innophos, Inc. products in various countries (other than North America). On September 29, 2004, Innophos, Inc. issued notices of termination under all such agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the Agreements, totaling approximately $1.4 million. We believe the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total approximately $3 thousand. The Company believes it has meritorious defenses, and intend to contest liability vigorously.

In addition, the Company is party to numerous legal proceedings that arise in the ordinary course of our business. Except as to the matters specifically disclosed herein, the Company does not believe that these legal proceedings represent probable or reasonably possible liabilities. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

Other contingencies

In connection the acquisition of our business from Rhodia, the Company entered into certain ancillary agreements concerning transitional matters, and continuation of certain transactions and services between the two companies. One such agreement is the Utilities and Services Agreement (Silica – Chicago Heights) (“U&S Agreement”) under which our Chicago Heights facility continues to provide certain services to Rhodia’s silica plant. Prior to the acquisition, our Chicago Heights phosphates facility and Rhodia’s Chicago Height’s silica plant were part of the same site and certain infrastructure and operations were integrated. Under the U&S Agreement certain utilities (electricity and natural gas) were to be separated following an initial one-year transition period (subject to extension), and other services were to continue for other terms (e.g., water for 5 years and steam for 10 years). Following an internal review of tax compliance, the Company identified issues as to whether the transactions under the U&S Agreement might be subject to certain sales, use and other state and local taxes. Management believes that our role under the U&S Agreement as to utilities has been to continue to acquire utilities on Rhodia’s behalf, subject to reimbursement for actual cost, and that otherwise the nature of these post-acquisition transition services would not constitute a sale of these commodities or services subject to such taxes. Therefore, the Company believes this contingent matter does not represent a probable liability. Furthermore, should it be ultimately determined that such services are subject to such state and local taxes, the Company believes it can invoice Rhodia and obtain reimbursement of such taxes from Rhodia under the U&S Agreement. The current total amount of this contingent liability since our acquisition of the business from Rhodia as of August 13, 2004, is approximately $0.7 million, not including interest and penalties. The Company is working with Rhodia’s representatives to separate utilities and otherwise confirm the non-taxable nature of these services as to both prior and future periods.

10. Pension:

Net periodic benefit expense for the United States plans for the three months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$91	$83	$174
Interest cost	29	24	53
Expected return on assets	(4)	72	68
Amortization of prior service cost	34	—	34
Amortization of unrecognized (gains)/losses	—	(35)	(35)

Net periodic (benefit)/expense	$150	$144	$294

Net periodic benefit expense for the United States plans for the three months ended September 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$71	37	$108
Interest cost	29	46	75
Expected return on assets	(5)	—	(5)
Amortization of prior service cost (gains)/losses	41	72	113

Net periodic (benefit)/expense	$136	$155	$291

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$273	$249	$522
Interest cost	87	72	159
Expected return on assets	(12)	216	204
Amortization of prior service cost	102	—	102
Amortization of unrecognized (gains)/losses	—	(105)	(105)

Net periodic (benefit)/expense	$450	$432	$882

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$213	111	$324
Interest cost	87	138	225
Expected return on assets	(15)	—	(15)
Amortization of prior service cost (gains)/losses	123	216	339

Net periodic (benefit)/expense	$408	$465	$873

We made our entire cash contributions of $1.7 million for the year to our U.S. defined contribution plan during the first quarter of 2006 for the plan year 2005. The U.S. defined benefit cash contributions will be approximately $0.1 million for 2006 .

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$54	12	$66
Interest cost	95	11	106
Expected return on assets	(101)	—	(101)
Amortization of initial transition obligation	—	4	4
Amortization of unrecognized (gains)/losses	18	8	26

Net periodic (benefit)/expense	$66	$35	$101

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$38	9	$47
Interest cost	78	7	85
Expected return on assets	(86)	—	(86)
Amortization of initial transition obligation	—	7	7
Amortization of (gains)/losses	1	—	1

Net periodic (benefit)/expense	$31	$23	$54

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$162	36	$198
Interest cost	285	33	318
Expected return on assets	(303)	—	(303)
Amortization of initial transition obligation	—	12	12
Amortization of unrecognized (gains)/losses	54	24	78

Net periodic (benefit)/expense	$198	$105	$303

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2005:

	2005
	DB Pension Plan	Other benefits	Total
Service cost	$114	$27	$141
Interest cost	234	21	255
Expected return on assets	(258)	—	(258)
Amortization of initial transition obligation	—	21	21
Amortization of (gains)/losses	3	—	3

Net periodic (benefit)/expense	$93	$69	$162

We made cash contributions to our Canadian defined benefit plan of $0.9 million during the nine months ended September 30, 2006. We expect to make cash contributions to our Canadian defined benefit plans of $0.2 million during the remainder of 2006.

11. Segment Reporting:

The company discloses certain financial and supplementary information about its reportable segments, revenue by products and revenues by geographic area. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, in order to decide how to allocate resources and assess performance. The primary key performance indicators for the chief operating decision maker are Sales and EBITDA. The Company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products.

For the three months ended September 30, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$82,195	$51,045	$7,379	$—	$140,619
Intersegment sales	6,665	6,590	16,464	(29,719)	—

Total sales	88,860	57,635	23,843	(29,719)	140,619

EBITDA	$8,758	$13,746	$1,496	—	$24,000

Reconciliation of EBITDA to net income (loss)
EBITDA					24,000
Depreciation and amortization					12,331
Amortization of deferred financing charges					808
Interest expense, net					12,538
Income tax expense (benefit)					3,282

Net Income (Loss)					$(4,959)

For the three months ended September 30, 2005	United States	Mexico	Canada	Eliminations	Total
Sales	$80,702	$46,103	$7,126	$—	$133,931
Intersegment sales	7,597	4,607	11,282	(23,486)	—

Total sales	88,299	50,710	18,408	(23,486)	133,931

EBITDA	$14,735	$8,169	$990	—	$23,894

Reconciliation of EBITDA to net income (loss)
EBITDA					23,894
Depreciation and amortization					11,823
Amortization of deferred financing charges					813
Interest expense, net					11,168
Income tax expense (benefit)					1,873

Net Income (Loss)					$(1,783)

For the nine months ended September 30, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$240,785	$147,604	$21,846	$—	$410,235
Intersegment sales	24,759	16,947	47,508	(89,214)	—

Total sales	265,544	164,551	69,354	(89,214)	410,235

EBITDA	$32,403	$33,483	$4,415	—	$70,301

Reconciliation of EBITDA to net income (loss)
EBITDA					70,301
Depreciation and amortization					35,103
Amortization of deferred financing charges					3,007
Interest expense, net					36,600
Income tax expense (benefit)					3,678

Net Income (Loss)					$(8,087)

For the nine months ended September 30, 2005	United States	Mexico	Canada	Eliminations	Total
Sales	$245,779	$137,630	$22,709	$—	$406,118
Intersegment sales	24,073	22,492	35,507	(82,072)	—

Total sales	269,852	160,122	58,216	(82,072)	406,118

EBITDA	$35,447	$28,373	$2,439	—	$66,259

Reconciliation of EBITDA to net income (loss)
EBITDA					66,259
Depreciation and amortization					34,346
Amortization of deferred financing charges					2,387
Interest expense, net					31,176
Income tax expense (benefit)					4,857

Net Income (Loss)					$(6,507)

12. Subsequent event

On November 2, 2006 the Company announced its IPO of 8,695,652 shares of common stock priced at $12.00 per share. The Company also granted the underwriters an option to purchase up to an additional 1,304,348 shares at the IPO which was exercised on November 10, 2006 to cover over-allotments. A registration statement relating to these securities was declared effective as of November 2, 2006 by the U.S. Securities and Exchange Commission. The transaction closed on November 7, 2006. The Company’s net proceeds from this offering were approximately $86.3 million, after deducting estimated underwriters discounts and commissions and estimated offering expenses. The Company used the majority of the offering proceeds to pay down approximately $83.3 million in aggregated principal of Innophos Investment Holdings Floating Rate Senior Notes on December 11, 2006. As a result of this prepayment, the Company incurred a penalty of approximately $4.4 million. Furthermore, the redemption of these notes will result in an approximate $2.0 million charge to earnings for the acceleration of deferred financing charges.

On November 7, 2006, the Company terminated its advisory agreement with Bain Capital, as permitted under the agreement upon a consummation of an IPO, and has paid Bain Capital a $13.2 million termination fee.

On October 18, 2006, Innophos, Inc. and Innophos Investments Holdings, Inc., subsidiaries of the Company, entered into bonus agreements with certain officers of Innophos, Inc., including Randy Gress, Richard Heyse, William Farran and Louis Calvarin, or collectively, the Executives, pursuant to which they will be entitled to receive a bonus upon consummation of the initial public offering of its common stock, which we refer to herein as an IPO. The amount of each bonus was determined pursuant to a formula that calculates the accretion in value of a specified number of the Company’s Class A Shares and Class L Shares from and after April 1, 2005 through the date of the IPO based on the offering price of the common stock.

As a result of the completion of our IPO, certain executives will be paid 55% in cash no later than the 10th business day after the consummation of an IPO, or Closing Date, and 45% by issuance of a number of shares of the Company’s common stock, or Bonus Shares, or calculated by dividing 45% of the bonus amount by the initial per share offering price. The cash payments of $2.5 million were made November 9, 2006. The Bonus Shares will be unvested at issuance and will be subject to vesting at a rate of 11.11% on each January 1, April 1, July 1 and October 1 after the Closing Date. Prior to vesting, Executives will not sell or transfer any Bonus Shares. An Executive’s unvested Bonus Shares shall become fully vested upon a sale of the Company or upon a termination of the Executive’s employment other than for “Cause” as defined in the bonus agreements. Unvested Bonus Shares will otherwise be forfeited upon termination of employment. Based on the final offering price of $12.00 per share, the retention bonuses for the executives provide for a total bonus of $4.6 million, including restricted stock and cash payments. We expect to expense approximately $2.5 million of this amount in the fourth quarter 2006 and the remainder over 2007, 2008 and the first quarter of 2009.

The Company made voluntary prepayments of $38.9 million on our senior credit facility during the fourth quarter of 2006, which consisted of $30.0 million which was paid on October 30, 2006 and $8.9 million which was paid on November 30, 2006. In the fourth quarter of 2006 these prepayments resulted in an approximate $0.9 million charge to earnings for the acceleration of deferred financing charges.

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” as contained in our Registration Statement on Form S-1 and “Forward-Looking Statements” sections of this report.

Overview

On June 10, 2004, Innophos, Inc. entered into a definitive purchase and sale agreement with affiliates of Rhodia, or the Rhodia Agreement, to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million, pending finalization of a working capital dispute relating to the closing balance sheet.

Innophos Holdings, Inc. is a holding company and the parent to Innophos Investments Holdings, Inc. and, indirectly, to Innophos, Inc. Innophos Investments Holdings, Inc., recognized under commonly controlled entities, was incorporated on January 31, 2005 in Delaware and is a wholly owned subsidiary of Innophos Holdings, Inc. On February 2, 2005, Innophos Holdings, Inc. contributed 100% of its interest in Innophos, Inc. to Innophos Investments Holdings, Inc. On February 10, 2005, Innophos Investments Holdings, Inc. issued $120 million of floating rate senior notes with a maturity of February 15, 2015. The use of the net proceeds from this note offering was a distribution to Innophos Holdings, Inc. which in turn made a distribution to its stockholders. Innophos Investments Holdings, Inc. was considered a reorganization of commonly controlled entities under Innophos Holdings, Inc. and therefore, the statements have been presented consolidated, including results of Innophos, Inc., for all periods.

We are a specialty phosphates producer in North America. Specialty phosphates include purified phosphoric acid and its downstream phosphate derivatives. Specialty phosphates are used as ingredients in a wide variety of food and beverage, consumer products, pharmaceutical excipients, nutritional supplements, and industrial applications. Our principal products include: (1) Purified Phosphoric Acid, (2) Specialty Salts and Specialty Acids, and (3) Technical Grade Sodium Tripolyphosphates (“STPP”) and Other Products.

Purified phosphoric acid is used to make downstream phosphate derivatives and is also used directly in beverage applications and in water and metal treatment applications. Specialty salts are used in a variety of food and beverage, consumer products, pharmaceutical excipients, nutritional supplements, and industrial applications such as in: (1) bakery products as a leavening agent, (2) meat and seafood products for moisture, tenderness, and to enhance shelf-life, (3) dairy products to control melting and gelling, add calcium fortification, and to act as a preservative, (4) pharmaceutical and nutritional tablets as excipients or calcium additives, (5) oral care products as a toothpaste abrasive for whitening and anti-tartar, (6) technical applications such as water treatment and metal finishing, and (7) specialty fertilizers as essential nutrients. Specialty acids are used in a variety of industrial applications such as asphalt modification and petrochemical catalysis. STPP is a phosphate derivative primarily used in auto-dishwashing and detergents. Other Products consist primarily of co-production sold as fertilizers.

Below is a summary chart of the corporate structure of our direct subsidiaries.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Amount	%	Amount	%
Net sales	$140.6	100.0	$133.9	100.0
Cost of goods sold	117.9	83.9	111.2	83.0

Gross profit	22.7	16.1	22.7	17.0
Operating expenses: Selling, general and administrative	10.7	7.6	10.4	7.8
Research & Development Expenses	0.5	0.4	0.6	0.4

Operating income	11.5	8.2	11.7	8.7
Interest expense, net	13.4	9.5	12.0	9.0
Foreign exchange (gains)/losses, net	(0.5)	(0.4)	(0.3)	(0.2)
Other expense (income)	0.3	0.2	(0.1)	(0.1)
Provision for income taxes	3.3	2.3	1.9	1.4

Net loss	$(5.0)	(3.6)	$(1.8)	(1.3)

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Amount	%	Amount	%
Net sales	$410.2	100.0	$406.1	100.0
Cost of goods sold	342.2	83.4	335.1	82.5

Gross profit	68.0	16.6	71.0	17.5
Operating expenses: Selling, general and administrative	31.9	7.8	38.1	9.4
Research & Development Expenses	1.3	0.3	1.7	0.4

Operating income	34.8	8.5	31.2	7.7
Interest expense, net	39.6	9.7	33.6	8.3
Foreign exchange (gains)/losses, net	(0.7)	(0.2)	(0.4)	(0.1)
Other expense (income)	0.3	0.1	(0.4)	(0.1)
Provision for income taxes	3.7	0.9	4.9	1.2

Net loss	$(8.1)	(2.0)	$(6.5)	(1.6)

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2006 were $140.6 million, an increase of $6.7 million, or 5.0%, as compared to $133.9 million for the same period in 2005. Selling price increases had a positive impact of 4.9% or $6.6 million on net sales. Year over year volume changes had a minimal effect on net sales of 0.1% or $0.1 million.

The following table illustrates for the three months ended September 30, 2006 the percentage changes in net sales by reportable segment compared with the comparable period in 2005, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
United States	7.0%	(5.1)%	1.9%
Canada	6.3%	(2.7)%	3.6%
Mexico	1.0%	9.7%	10.7%

In the United States, 2.2% of the 5.1% volume/mix impact was due to the loss of business from a customer shifting their production from North America to Latin America.

The following table illustrates for the three months ended September 30, 2006 the percentage changes for net sales by major product lines compared with the comparable period in 2005, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	12.3%	(4.4)%	7.9%
Specialty Salts and Specialty Acids	1.7%	(4.0)%	(2.3)%
STPP and Other Products	5.5%	14.3%	19.8%

2.4% of the 4.0% volume/mix impact in Specialty Salts and Specialty Acids was due to the loss of business from a customer shifting their production from North America to Latin America.

Excluding the customer loss noted above, for Purified Phosphoric Acid and Specialty Salts and Specialty Acids the unfavorable volume/mix impacts are primarily explained by lower year over year demand at existing customers. Volume impacts for STPP and Other Products were strong for the three months ended September 30, 2006 due to very favorable customer demand for our Other Products.

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three month period ended September 30, 2006 was $22.7 million, the same level as the comparable period for 2005. Gross profit percentage decreased to 16.1% for the three month period ended September 30, 2006 versus 17.0 % for the comparable period in 2005. Higher selling prices of $6.6 million, along with stable volumes, were offset by higher raw material, fixed, and depreciation costs of $4.9 million and $1.7 million of higher fixed costs related to planned inventory reductions ($2.0 million of expense in 2006 versus $0.3 million expense in 2005). Inventory declined $8.5 million in the current quarter compared to a $1.0 million decrease in the comparable period in 2005.

Operating Expenses and Research and Development

Operating expenses in the three month period ended September 30, 2006 consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the three month period ended September 30, 2006, were $11.2 million, an increase of $0.2 million, or 1.8%, as compared to the three month period ended September 30, 2005.

Operating Income

Operating income for the three month period ended September 30, 2006 was $11.5 million, a decrease of $0.2 million, or 1.7%, as compared to $11.7 million for the comparable period in 2005. Operating income percentages decreased to 8.2% for the three month period ended September 30, 2006 from 8.7% for the comparable period in 2005, as a result of the factors described above.

Interest Expense

Net interest expense for the three month period ended September 30, 2006 was $13.4 million, an increase of $1.4 million, compared to $12.0 million for the comparable period in 2005. This increase is primarily due to higher interest rates, and the compounding interest effect of the Floating Rate Senior Notes.

Foreign Exchange

Foreign exchange gain for the three month period ended September 30, 2006 was $0.5 million, an increase of $0.2 million, as compared to a gain of $0.3 million for the comparable period in 2005. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three month period ended September 30, 2006 was $3.3 million, an increase of $1.4 compared to $1.9 million for the comparable period in 2005. In the U.S., we carry a full valuation allowance of approximately $14.2 million for our net deferred tax asset.

Net Loss

Net loss for the three month period ended September 30, 2006 was $5.0 million, a decrease of $3.2 million, compared to a loss of $1.8 million for the comparable period in 2005, due to the factors described above.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine month period ended September 30, 2006 were $410.2 million, an increase of $4.1 million, or 1.0%, as compared to $406.1 million for the comparable period in 2005. Selling price increases to offset rising raw material and energy costs had a positive impact of 8.1% or $32.8 million on sales. Volume declines partially offset by improved mix, had a negative effect of 7.1% or $28.7 million.

The following table illustrates for the nine months ended September 30, 2006 the percentage changes in net sales by reportable segment compared with the comparable period in 2005, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
United States	8.6%	(10.6)%	(2.0)%
Canada	13.4%	(17.2)%	(3.8)%
Mexico	6.3%	0.9%	7.2%

In the United States, 1.7% of the 10.6% volume/mix impact was due to the loss of business from a customer shifting their production from North America to Latin America.

The following table illustrates for the nine months ended September 30, 2006 the percentage changes for net sales by major product lines compared with the comparable period in 2005, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	12.8%	1.7%	14.5%
Specialty Salts and Specialty Acids	5.5%	(8.8)%	(3.3)%
STPP and Other Products	9.5%	(10.6)%	(1.1)%

1.9% of the 8.8% volume/mix impact in Specialty Salts and Specialty Acids was due to the loss of business from a customer shifting their production from North America to Latin America.

The volume decline of 8.8% in Specialty Salts and Specialty Acids comes from the following approximate impacts:

4.1%	negative impact from changes in customers inventory levels, mix, changes in end use demand and various other factors

2.8%	negative impact from reduced share at several accounts

1.0%	negative impact from discontinuing low margin resales/tolls

0.9%	negative impact due to customer product reformulation

The most significant drivers of the 2.8% share loss are:

1.5%	net loss due to the price driven loss of sales share in one particular product line due to imported material.

1.9%	net loss due to a customer unexpectedly moving their production offshore.

0.6%	net gain at our other accounts.

The volume decline of 10.6% in STPP and Other Products comes from the following approximate impacts:

8.8%	negative impact from shedding low margin resales

8.4%	negative impact from share loss at several accounts. Roughly 6.3% of the 8.4% loss is due to taking a secondary, instead of a primary, position at the accounts.

0.5%	negative impact from reformulation

7.1%	positive impact from end use demand at existing accounts and various other factors

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the nine month period ended September 30, 2006 was $68.0 million, a decrease of $3.0 million, or 4.2%, as compared to $71.0 million for the comparable period in 2005. Gross profit percentage decreased to 16.6% for the nine month period ended September 30, 2006 versus 17.5% for the comparable period in 2005. Higher selling prices of $32.8 million were offset by lower volumes, higher raw material costs, energy, exchange rate and depreciation of $30.7 million. Gross profit was also negatively impacted by $1.9 million from our major planned non-annual maintenance outages at Geismar and Coatzacoalcos, Mexico ($4.5 million for the nine months ended September 30, 2006 versus $2.6 million for the comparable period in 2005). Finally, gross profit was negatively impacted by $3.2 million ($1.3 million expense in 2006 versus $1.9 million income in 2005) from higher fixed costs due to planned inventory reductions. Inventory declined $9.0 million for the nine month period ended September 30, 2006 compared to an increase of $4.1 million for the comparable period in 2005.

Operating Expenses and Research and Development

Operating expenses in the current period consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the nine month period ended September 30, 2006, were $33.2 million, a decrease of $6.6 million, or 16.7%, as compared to the nine month period ended September 30, 2005. This decrease was primarily due to decreases of $1.1 million of legal and professional fees related to the Rhodia indemnification matter and the defense of CNA tax claims, $2.6 million of separation, relocation and recruitment costs, $0.8 million of Mexico controls and tax compliance costs, $1.2 million of advisory fees paid to our sponsors in 2005 for Innophos Investments Holdings, Inc.’s $120 million Floating Rate Senior Notes offering, $1.0 million lower insurance costs, $1.1 million lower stand alone costs for rent, information technology, and R&D, partially offset by $1.5 million higher legal and professional fees.

Operating Income

Operating income for the nine month period ended September 30, 2006 was $34.8 million, an increase of $3.6 million, or 11.7%, as compared to $31.2 million for the comparable period in 2005. Operating income percentages increased to 8.5% for the nine month period ended September 30, 2006 from 7.7% for the comparable period in 2005, as a result of the factors described above.

Interest Expense

Net interest expense for the nine month period ended September 30, 2006 was $39.6 million, an increase of $6.0 million, compared to $33.6 million for the comparable period in 2005. This increase is primarily due to higher interest rates, a full nine months of interest in 2006, and the interest compounding effect of the Floating Rate Senior Notes.

Foreign Exchange

Foreign exchange gain for the nine month period ended September 30, 2006 was $0.7 million, an increase of $0.3 million, as compared to $0.4 million for the comparable period in 2005. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period-to-period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the nine month period ended September 30, 2006 was $3.7 million, compared to $4.9 million for the comparable period of 2005. In the U.S., we carry a full valuation allowance of approximately $14.2 million for our net deferred tax asset.

Net Loss

Net loss for the nine month period ended September 30, 2006 was $8.1 million, an increase of $1.6 million, compared to a loss of $6.5 million for the comparable period in 2005, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and EBITDA, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Net Sales % Change
Segment Net Sales
United States	$82,195	$80,702	1.9%
Mexico	51,045	46,103	10.7%
Canada	7,379	7,126	3.6%

Total	$140,619	$133,931	5.0%

Segment EBITDA
United States	$8,758	$14,735
Mexico	13,746	8,169
Canada	1,496	990

Total	$24,000	$23,894

Segment EBITDA % of net sales
United States	10.7%	18.3%
Mexico	26.9%	17.7%
Canada	20.3%	13.9%

	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Net Sales % Change
Segment Net Sales
United States	$240,785	$245,779	(2.0)%
Mexico	147,604	137,630	7.2%
Canada	21,846	22,709	(3.8)%

Total	$410,235	$406,118	1.0%

Segment EBITDA
United States	$32,403	$35,447
Mexico	33,483	28,373
Canada	4,415	2,439

Total	$70,301	$66,259

Segment EBITDA % of net sales
United States	13.5%	14.4%
Mexico	22.7%	20.6%
Canada	20.2%	10.7%

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Segment Net Sales:

Net sales increased 1.9% in the United States for the three month period ending September 30, 2006 compared to the comparable period in 2005. Positive price increases across all product lines of 7.0% was partially offset by volume declines of 5.1% that occurred primarily in STPP and Other Products and Specialty Salts and Specialty Acids.

Mexico shows an increase of 10.7% in net sales for the three month period ending September 30, 2006 compared to the comparable period in 2005, with selling price increases of 1.0% and volume increases of 9.7% due to strong customer demand for our Other Products.

Canada shows a net sales increase of 3.6% for the three month period ending September 30, 2006 compared to the comparable period in 2005, with selling price increases of 6.3%, and volume declines of 2.7%.

Segment EBITDA % of Net Sales:

The United States EBITDA % of net sales decreased to 10.7% for the three month period ending September 30, 2006 compared to 18.3% for the comparable period in 2005. This is primarily due to $2.9 million of unfavorable mix and volume declines (the largest component of which is $0.6 million due to a customer moving production offshore) along with unfavorable absorptions of $1.6 million of fixed cost charges related to inventory reductions. Inventory decreased $4.7 million in the three month period ended September 30, 2006 compared to a decrease of $0.8 million in the comparable period in 2005.

Mexico shows an increase to 26.9% for the three month period ending September 30, 2006, from 17.7% for the comparable period in 2005, which is primarily due to favorable price increases in combination with stronger volumes, which offsets $0.6 million of fixed cost charges related to inventory reductions.

The rate in Canada increased to 20.3% from 13.9% for the three month period ending September 30, 2006 compared to the comparable period in 2005, due to selling price (both external and intercompany) improvements and a benefit of $0.5 million related to inventory build.

Nine Months ended September 30, 2006 compared to the nine months ended September 30, 2005

Segment Net Sales:

Net sales declined 2.0% in the United States for the nine month period ending September 30, 2006 compared to the comparable period in 2005. Positive price increases across all product lines of 8.6% did not compensate for volume declines of 10.6% that occurred primarily in STPP and Other Products and Specialty Salts and Specialty Acids.

Mexico shows an increase of 7.2% in net sales for the nine month period ending September 30, 2006 compared to the comparable period in 2005, with selling price increases of 6.3% and volume increases of 0.9%. The improvement is due to strong customer demand for our Other Products.

Canada shows a net sales decrease of 3.8% for the nine month period ending September 30, 2006 compared to the comparable period in 2005, with selling price increases of 13.4%, and volume declines of 17.2%. Half of the volume decline is in Specialty Salts and Acids, with the largest impact coming from a large customer whose production mix shifted away from products requiring phosphates and the other half is in STPP and Other Products.

Segment EBITDA % of Net Sales:

The United States EBITDA % of net sales decreased to 13.5% for the nine month period ending September 30, 2006 compared to 14.4% for the comparable period in 2005. This is primarily due to $8.7 million of unfavorable mix and volume declines along with $1.2 million of fixed cost charges related to inventory reductions mentioned above, and the $0.9 million cost of our major non-annual maintenance outage at Geismar.

Mexico shows an increase to 22.7% for the nine month period ending September 30, 2006, from 20.6% for the comparable period in 2005, which is primarily due to selling price increases, which offsets $3.2 million of fixed cost charges related to inventory reductions.

Canada EBITDA % of net sales increased to 20.2% from 10.7% for the nine month period ending September 30, 2006 compared to the comparable period in 2005, due to selling price (both external and intercompany) improvements and a benefit of $1.2 million related to inventory build.

Liquidity and Capital Resources

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Operating Activities	$33.1	$46.9
Investing Activities	(9.6)	(6.4)
Financing Activities	(19.5)	14.0

Net cash provided by operating activities was $33.1 million for the nine months ended September 30, 2006 as compared to $46.9 million for the comparable period in 2005, a decrease of $13.8 million. This decrease is primarily due to changes in current assets and current liabilities.

Other current liabilities decreased $13.0 million for the nine month period ending September 30, 2006, as a result of funding of our pension obligations, interest payments on the Senior Subordinated Notes, the payment of income taxes in Mexico, and lower accrued interest on our $190 million Senior Subordinated Notes. Other current liabilities increased by $21.6 million in the comparable period in 2005. This was primarily due to approximately $11 million of Mexico VAT tax refunds received on Rhodia’s behalf in the three month period ending September 30, 2005. Rhodia retained the rights to these refunds pursuant to the purchase and sale agreement under which Bain Capital purchased Innophos. These VAT tax refunds were remitted by the company to Rhodia in the fourth quarter of 2005.

Accounts receivable increased by $5.3 million, primarily in the United States due to higher sales volumes in September 2006 versus December 2005.

Accounts payable decreased by $2.7 million as a result of normal business operating activities.

Other current assets decreased by $2.1 million for the nine month period ending September 30, 2006, primarily attributable to applying prepayment of Mexico income taxes to offset the Mexican income tax liabilities.

Inventories decreased by $9.0 million which caused inventory days-on-hand to decrease to 54 days-on-hand as of September 30, 2006. This favorable inventory movement is a result of planned reductions after completing our major non-annual maintenance outages at Coatzacoalcos and Geismar.

Net cash used for investing activities was $9.6 million for the nine month period ending September 30, 2006, compared to $6.4 million for the comparable period in 2005, entirely due to increased capital spending of $3.2 million, some of which related to the completion of our information technology systems separation from Rhodia, and packaging and yield improvement projects at Nashville and Waterway in the United States. We expect our capital expenditures to continue to run below depreciation levels, and we plan to fund these expenditures through net cash flows from operations. Management expects capital project execution performance to improve in future quarters. The Company has begun multiple cost saving initiative projects which are anticipated to generate annual cost savings of approximately $12.0 to $15.0 million within the next two to three years. The Company expects that capital and other expenditures of approximately $21.0 to $25.0 million over the next two to three years will be required to realize these cost savings. These projects include a cogeneration project at our Coatzacoalcos plant which is expected to significantly reduce our energy costs. In the fourth quarter of 2006 the Company has executed an agreement to begin the construction of the cogeneration project at our Coatzacoalcos plant.

Net cash from financing activities for the nine month period ending September 30, 2006 was a use of $19.5 million, compared to a source of $14.0 million for the comparable period in 2005, a decrease of $33.5 million. For the for the nine month period ending September 30, 2006, the Company made principal payments on its term loan of $19.5 million of which $17.9 million was the excess cash flow payment required five days after issuance of the annual audited financial statements, as defined in our credit agreement. The financing activities during the nine months ended September 30, 2005 were attributable to the Company electing to borrow the remaining $42.0 million of our term loan under our senior credit facility to retire the $17.0 million outstanding on our revolving credit facility, along with term loan principal payments of $11.1 million. Lastly, on February 10, 2005 Innophos Investments Holdings, Inc. completed a private offering of $120 million Floating Rate Senior Notes, in which the proceeds from the offering, less fees and expenses, was a distribution to the stockholders of Innophos Holdings, Inc.

In connection with the acquisition and financing, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility, and our $190.0 million Senior Subordinated Notes due 2014, and Innophos Investments Holdings, Inc. Senior Rate Floating Notes of $144.1 million. In addition, we are dependent on the earnings and future distributions from Innophos, Inc. and subsidiaries. Interest payments on all our indebtedness have significantly reduced our cash flow from operations. As of September 30, 2006, we had total debt of $522.5 million.

On November 2, 2006 the Company announced its initial public offering of 8,695,652 shares of common stock priced at $12.00 per share. The Company also granted the underwriters an option to purchase up to an additional 1,304,348 shares at the initial public offering price (“IPO”) which was exercised on November 10, 2006 to cover over-allotments. A registration statement relating to these securities was declared effective as of November 2, 2006 by the U.S. Securities and Exchange Commission. The transaction closed on November 7, 2006. The Company’s net proceeds from this offering were approximately $86.3 million, after deducting estimated underwriters discounts and commissions and estimated offering expenses. The net proceeds, after deducting the estimated underwriting discounts, commissions and expenses, of the initial public offering of Innophos Holdings, Inc. common stock were used to redeem approximately $83.3 million aggregate principal amount of Innophos Investments Holdings, Inc. Floating Rate Senior Notes. The redemption of these notes occurred December 11, 2006. The redemption of these notes will result in an approximate $2.0 million charge to earnings for the acceleration of deferred financing charges and a $4.4 million prepayment penalty.

We have available funds under our revolving credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service, capital expenditures and working capital.

Our senior credit facility currently totals $238.4 million, consisting of a five-year $50.0 million revolving credit facility and a six-year $188.4 million term loan facility. We had outstanding $188.4 million under our term loan facility as of September 30, 2006. The Company made voluntary prepayments of $38.9 million on our senior credit facility during the fourth quarter of 2006, which consisted of $30.0 million which was paid on October 30, 2006 and $8.9 million which was paid on November 30, 2006. These prepayments resulted in an approximate $0.9 million charge to earnings for the acceleration of deferred financing charges during the fourth quarter of 2006.

On September 30, 2006, $45.6 million remained available under the revolving credit facility to finance working capital needs, as there was approximately $4.4 million issued under our letter of credit sub-facility. The commitments under the revolving credit facility will expire on the fifth anniversary of the closing of the Acquisition. We will be able to repay revolving credit loans and reborrow amounts that are repaid up to the amount of the revolving credit commitment then in effect, subject to the debt agreement provisions. The borrowings under the term loan facility are expected to mature on the sixth anniversary of the closing of the Acquisition and as of September 30, 2006, are expected to be payable in quarterly installments of $0.481 million for the next 3.0 years and four quarterly installments of approximately $45.7 million in the final year.

The interest rate on the borrowings under the senior credit facility is predicated upon the absence of any material adverse change in our financial condition as well as the absence of any financial covenants defaults as defined. As of September 30, 2006, no material adverse change has occurred and we believe that we are in full compliance with the covenant requirements of the senior credit facility.

On May 15, 2005, we began incurring liquidated damages of 0.25% per annum on our $190 million Senior Subordinated Notes due 2014, and Innophos Investments Holdings, Inc. $144.1 million Floating Rate Senior Notes due 2015, due to the delay in filing our exchange offer registration statements. The rate of liquidated damages increased 0.25% with respect to each subsequent 90 day period reaching 0.75%, (maximum of 1.0% would have been effective February 15, 2006), until all registration defaults had been cured upon effectiveness of such registration statements. We filed the exchange offer registration statements for both series of notes in the fourth quarter of 2005, and they were declared effective by the Securities and Exchange Commission on February 14, 2006, which cured all registration defaults.

Subsequent to the initial public offering of our common stock, we intend to pay a quarterly dividend at an annual rate of $0.675 per share. We are not required to pay dividends, and our shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our board of directors may decide, in its discretion, at any time, to decrease the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends.

On October 18, 2006 we entered into retention bonus agreements with certain executives which provide, upon the successful completion of an initial public offering, for a total bonus of $4.6 million. Innophos Inc. expects to expense approximately $2.5 million of this amount in the fourth of quarter 2006 and the remainder over 2007, 2008 and the first quarter of 2009.

On November 7, 2006, the Company terminated its advisory agreement with Bain Capital, as permitted under the agreement upon a consummation of an IPO, and has paid Bain Capital a $13.2 million termination fee.

We believe that the cash generated from operations and availability under our revolving credit facility will be sufficient to meet our debt service, capital expenditures and working capital requirements for at least the next twelve months. Subject to restrictions in our senior credit facility and the indentures governing the notes, we may incur more debt for working capital, capital expenditures, and for other purposes. In addition, we may require additional financing if our plans change materially in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreements, will be available on terms acceptable to us or at all. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations under the notes.

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term contractual cash obligations as of September 30, 2006 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Senior credit facility(1)	$188,400	$481	1,923	$1,923	$47,100	$136,973	$—
2004 Senior Subordinated Notes(2)	335,620	17,041	16,863	16,863	16,863	16,863	251,127
Rhodia TSA(3)	511	511	—	—	—	—	—
Future Service Pension Benefits	6,576	339	394	447	526	582	4,288
Other(4)	541,725	44,819	42,928	42,928	42,928	42,928	325,194
Operating Leases	20,519	4,225	3,779	3,075	2,524	2,226	4,690
Floating rate senior notes(5)	120,000	—	—	—	—	—	120,000
Sponsor Management and Advisory fees (6)	14,721	14,721	—	—	—	—	—

Total contractual cash obligations	$1,108,072	$82,137	$65,887	$65,236	$109,941	$199,572	$705,299

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $14.0 million assuming a 7% interest rate. The Company made an excess cash flow payment of $17.9 million on March 31, 2006. Amounts exclude the $50.0 million revolving portion of the senior credit facility which has no amount outstanding as of September 30, 2006. The Company has issued approximately $4.4 million of letters of credit under the sub-facility which reduces the available credit to $45.6 million. The Company made voluntary prepayments of $38.9 million on our senior credit facility during the fourth quarter of 2006, which consisted of $30.0 million which was paid on October 30, 2006 and $8.9 million which was paid on November 30, 2006. These prepayments resulted in an approximate $0.9 million charge to earnings for the acceleration of deferred financing charges.

(2)	Amounts include fixed rate interest payments at 8.875% for years 2007 and thereafter.

(3)	Represents minimum payments for Transition Services provided by Rhodia.

(4)	Represents minimum annual purchase commitments to buy raw materials from a supplier that extends through 2018. In 2006, the amount also includes natural gas purchase commitments.

(5)	Represents the $120 million floating rate senior notes due 2015 which were issued on February 10, 2005. Amounts do not include interest accrued in the form of new notes estimated to be $103 million by year 2010 which are payable in 2015. Beginning in 2010, estimated annual cash interest payments would be $28.5 million assuming a 12.75% interest rate. The Company made a prepayment of approximately $83.3 million in the fourth quarter of 2006 from the proceeds of the IPO (refer to Liquidity and Capital Resources).

(6)	On November 7, 2006, the Company terminated its advisory agreement with Bain Capital, as permitted under the agreement upon a consummation of an initial public offering of the common stock of Innophos Holdings, Inc., and has paid Bain Capital a $13.2 million termination fee.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our senior credit facility will bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At September 30, 2006, we had $190 million principal amount of fixed-rate debt, $238.4 million of available floating-rate debt, and $144.1 million Floating Rate Senior Notes. Based on $188.4 million outstanding as floating rate debt as borrowings under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.9 million per year. The $144.1 million, excluding accrued interest, Floating Rate Senior Notes maturing in 2015 will pay interest in cash or in the form of issuing new notes in-lieu of cash until 2010. In 2010 and thereafter the interest on the Floating Rate Senior Notes will be required to be paid in cash. Therefore, an increase of one percentage point would cause an increase of $1.4 million per year in the form of cash or additional notes due in 2015. As all of the business for Innophos Holdings, Inc. is transacted through Innophos, Inc. and its subsidiaries, Innophos Holdings, Inc. is dependent on earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and other operating expenses and reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow must be used to service debt, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. However, there can be no assurance that hedges will achieve the desired effect. We may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

We do not currently hedge our commodity or currency rate risks. In February 2005 and April 2006, we did hedge a portion of our interest rate risk. On February 15, 2005 Innophos, Inc. entered into a two year interest rate cap derivative instrument with a notional amount of $15 million. In addition, in April 2006, we entered into two interest rate cap derivative instruments each with a notional amount of $100 million with the first interest rate cap instrument expiring in April 2008 and the other interest rate cap instrument expiring in April 2009.

We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. No one customer accounted for more than 9% of our sales in the last 3 years.

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Canadian and Mexican operations. Accordingly, these operations’ monetary assets and liabilities are translated at current exchange rates, non-monetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities. All translation gains and losses are included in net income.

Our principal source of exchange rate exposure in our foreign operations consists of expenses, such as labor expenses, which are denominated in the foreign currency of the country in which we operate. A decline in the value of the U.S. dollar relative to the local currency would generally cause our operational expenses (particularly labor costs) to increase (conversely, a decline in the value of the foreign currency relative to the U.S. dollar would cause these expenses to decrease). We believe that normal exchange rate fluctuations consistent with recent historical trends would have a modest impact on our expenses, and would not materially affect our financial condition or results of operations. Nearly all of our sales are denominated in U.S. dollars and our exchange rate exposure in terms of sales revenues is minimal.

Inflation and changing prices

Our costs and expenses will be subject to inflation and price fluctuations. Significant price fluctuations in raw materials, freight, and energy costs, could have a material effect on our financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as a result of the material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2006. However, management has performed additional procedures as a result of the material weaknesses and believes that the financial statements included in this report present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses Previously Disclosed

As previously discussed in item 9A of our 2005 Annual Report on Form 10-K, the Company reported the following material weaknesses:

•	The Company did not have effective controls over access to key financial systems and data, including formal procedures over recording and approving non-standard journal entries. Specifically, effective controls were not designed and in place to appropriately segregate the initiation, authorization and recording duties within the organization. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls to ensure accuracy and completeness of accounting entries primarily relating to cut off of certain revenue and expenditure activity. Specifically, the Company did not have controls designed and in place to ensure that written policies and procedures related to cut-off activities were sufficient. This control deficiency resulted in audit adjustments impacting the fourth quarter 2005 financial statements. In addition, this control deficiency could result in a misstatement of certain revenue and expenditure accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

•	The Company did not have effective controls over the completeness and accuracy of income tax accounts as reported under generally accepted accounting principles, including calculations of deferred tax assets and liabilities and income tax expense. Specifically, the Company does not have personnel with the appropriate level of technical tax experience and training necessary to ensure that the Company’s income tax accounts were in accordance with generally accepted accounting principles of the United States. This control deficiency could result in a misstatement of significant accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.

Accordingly, management has determined that each of these control deficiencies described above constitutes a material weakness.

Remediation Plan for the Material Weaknesses

Since these control deficiencies were identified, management has:

•	Improved its controls concerning customer rebate contract documentation and accounting.

•	Continued to improve its training of staff, monitoring of tax law changes, and its reporting controls concerning income tax reporting and account valuation.

•	Developed and implemented a plan for, and continues to make progress in, upgrading its financial systems to improve the controls related to access of financial information, the design of its information systems, and segregation of the Company’s initiation, authorization and recording duties, including the processing of non-standard journal entries.

•	Engaged external IT consultants to review security access and segregation of duties in our IT systems. Mexico review completed in the 3rd quarter of 2006. Implementing action plans to remediate.

•	Improved its monitoring, communications, and controls related to subsidiary accounts.

•	Improved the procedures and controls for the preparation and posting of manual journal entries, including quarterly testing of manual journal entries.

•	Performed a staffing analysis of, and added permanent, contract, and consulting staff to its financial organization. However, the Company is continuing to develop financial capabilities and has recognized that additional accounting staff is needed. In response, the staffing plan is being implemented.

•	Established an internal audit function.

•	Received Audit Committee approval for the internal audit plan for 2007 and outside resources for Sarbanes-Oxley Act compliance to assist with the documentation of the system of internal control over key processes, assess their design, remediate any deficiencies identified and test the design of our processes.

In addition, the Company, with the help of internal control consultants, has developed and continues to implement specific action plans to enhance the reliability and effectiveness of our internal control over financial reporting. These actions include:

•	Strengthening functional reporting lines between the US corporate office and our foreign subsidiaries.

•	Strengthening our procurement and payment procedures.

•	Engaging an outside service to establish a confidential compliance hotline.

•	Upgrading and making improvements in our use of information systems.

•	Implementing the internal audit plan.

As noted, Management will need to enhance its reporting processes and implement additional financial and management controls. Efforts are underway to accomplish these objectives.

•	In January 2006, Innophos implemented a new enterprise resource planning system in the Mexico operations.

•	In July 2006, Innophos implemented an upgraded financial system, including a new general ledger system in the United States and Canada.

While the remediation measures have improved the design effectiveness of internal controls over financial reporting, certain of the newly designed controls either were not operating effectively as of September 30, 2006 or had not operated for a sufficient period of time prior to that date to demonstrate operating effectiveness. This included the areas related to income taxes, access to information systems and data and cut-off of certain accounts.

For the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting and our auditors may be required to deliver an attestation report on management’s assessment of, and operating effectiveness of, internal controls over financial reporting. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality.

Changes in Internal Control over Financial Reporting

Other than noted above, there have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission, or CNA, demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing in 1998 and 1999, or Salt Water Claims, and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at the Coatzacoalcos manufacturing plant, or Fresh Water Claims.

As initially assessed by the CNA, and as shown in the table below, the claims total approximately $136.3 million at current exchange rates as of November 27, 2006.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
		(dollars in millions)
Basic Charges	26.9	10.5	37.4
Interest, Inflation and Penalties	78.9	20.0	98.9

Total	105.8	30.5	136.3

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims and the Company is vigorously defending the matter.

CNA Administrative Proceedings and Appeals.

On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims. On August 29, 2005, the CNA rejected the substantive challenges filed by Innophos Fosfatados as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming their original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at $30.5 million for the Fresh Water Claims and $0 for the Salt Water Claims. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and CNA’s recent rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims. CNA’s responses to the appeals have been filed, and Innophos Fosfatados has filed its counter-response. The timing of a decision is not known.

Rhodia Indemnification.

Under the terms of the purchase and sale agreement, or the Rhodia Agreement, under which our business was purchased on August 13, 2004, the Company received indemnification against, among other things, claims for Mexican Taxes (as such term is defined in the Rhodia Agreement) such as those alleged by CNA, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the August 13, 2004 closing date of the acquisition of the Company. Rhodia acknowledged its responsibility for such claims, but under a reservation of rights, and has assumed control of the defense of the CNA claims. The Company asserted that it is entitled to full indemnification for liabilities relating to Taxes and for breach of covenants under the Rhodia Agreement (concerning a known, undisclosed CNA audit). Rhodia disagreed, asserting instead that the applicable indemnification under the Rhodia Agreement would be for breach of representations and warranties, which would in turn subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a cap of $79.5 million above that deductible amount.

On December 16, 2004, the Company sued Rhodia in the Supreme Court for the State of New York in New York County seeking a determination that it is entitled to full indemnification under the Rhodia Agreement. The Company filed a for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The court entered an Order granting us summary judgment motion on both counts on June 13, 2005. Rhodia has appealed the Order to the New York State Supreme Court Appellate Court Division, First Department. Briefing and oral argument have been completed, and the matter has been submitted for decision. The timing of a decision is not known. There are no assurances that the Company will ultimately prevail in our lawsuit against Rhodia in this matter; accordingly, it is possible that Rhodia could ultimately be found to be not liable for any part of the Fresh Water Claims and Salt Water Claims.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $153.0 million with inflation and surcharge values projected to June 2006 (updated security amount is approximately $163.8 million at current exchange rates as of November 27, 2006 projected to February 2007), was required by June 17, 2005. In light of the recent technical revocation of the Salt Water Claims, the Company is advised that the amount of security required would be reduced to $34.9 million at current exchange rates as of November 27, 2006. The Company believes the posting of such security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but is taking the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry of Finance could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, the Company could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties). To the extent such judgments are not paid by Rhodia (whether due to Rhodia’s unwillingness or inability to pay, or Rhodia ultimately prevailing on the merits of our pending lawsuit in New York), this would be material to our results of operations, financial condition and cash flows. If such obligation were to fall upon us, at the present time the Company could not meet that obligation from our current assets, and would be required to raise sufficient capital or sell assets.

As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, the Company has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, the Company has not established a liability on the balance sheet as of September 30, 2006. As additional information is gained, the Company will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses for fiscal years 2003, 2004 and 2005. As a result, there can be no assurance that the Company will ultimately collect amounts due from Rhodia (whether partially or fully) under the indemnification rights in the Rhodia Agreement.

Mexican Water Recycling System – PAMCAR Agreement

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility (the “PAMCAR Agreement”). The PAMCAR Agreement required that such action plans be completed by December 31, 2004. Under the terms of the PAMCAR Agreement and subject to compliance by Innophos Fosfatados, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties and related charges, which would normally have been payable.

All of the equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complies with the applicable requirements of the PAMCAR Agreement. Management is advised by Mexican environmental counsel that compliance with the discharge limits aspect of the CNA agreement should be based upon limits which were issued in 2005.

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004, Innophos Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise discharge limits which the now-improved operations can satisfy. In 2005, Innophos Fosfatados has received a government authorization known as a Concession Title (containing a waste water discharge permit and limits) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted duties and related charges through December 31, 2004, could be reinstated. Innophos Fosfatados management estimates that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.4 million at current exchange rates as of November 27, 2006 (including inflation and interest). In addition, management is advised that it is possible under applicable law that a penalty could be imposed of up to an additional $11.1 million at current exchange rates as of November 27, 2006. Management believes that the above amounts represent the upper range of possible liability based on a finding of noncompliance. The estimates above for exempted duties, charges and penalties are based on a finding that Innophos Fosfatados exceeded discharge limits related to pH levels specified in certain Mexican tax regulations or Tax Tables. If violations instead are based on different Tax Table discharge limits, such as discharge limits relating to phosphorus, the estimated ranges of estimated exempted duties, charges and penalties above could be significantly reduced. Management does not currently know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, management would take appropriate steps to challenge any such claim before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. As of the date hereof, based upon advice of counsel and our review of the CNA claims, the facts and applicable law, the Company has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, the Company has not established a liability on the balance sheet as of September 30,

2006. As additional information is gained, the Company will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company, or Mosaic (formerly IMC Global, now believed to be a unit of Cargill Corporation) seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment or MOE. Mosaic stated that in their view the Company and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. The Company has notified Rhodia of the Mosaic claim under the Rhodia Agreement under which the Company purchased our business, that it is seeking indemnification. Rhodia has declined the claim stating that the Company has not provided sufficient information. The Company will continue to investigate and defend the claim through Canadian counsel.

In connection with the transaction creating our corporate structure, upon the closing of the transaction Innophos, Inc. and various Rhodia entities entered into Sales Representative Agreements for the sale of certain Innophos, Inc. products in various countries (other than North America). On September 29, 2004, Innophos, Inc. issued notices of termination under all such agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the Agreements, totaling approximately $1.4 million. We believe the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total approximately $3 thousand. The Company believes it has meritorious defenses, and intend to contest liability vigorously.

In addition, the Company is party to numerous legal proceedings that arise in the ordinary course of our business. Except as to the matters specifically disclosed herein, the Company does not believe that these legal proceedings represent probable or reasonably possible liabilities. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our S-1 registration statement which became effective on November 2, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By: Randolph Gress
Its: Chief Executive Officer and Director
(Principal Executive Officer)
Dated: December 15, 2006

INNOPHOS HOLDINGS, INC.

/s/ Richard Heyse
By: Richard Heyse
Its: Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: December 15, 2006

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer dated December 15, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated December 15, 2006 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated December 15, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated December 15, 2006 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002