Form 10-K
period 2006-12-31
Innophos Holdings, Inc.
filed 2007-03-22
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC, 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

INNOPHOS HOLDINGS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	333-135851	20-1380758
(state or other jurisdiction of incorporation)	(Commission File number)	(IRS Employer Identification No.)

259 Prospect Plains Road

Cranbury, New Jersey 08512

(Address of Principal Executive Officer, including Zip Code)

(609) 495-2495

(Registrants’ Telephone Number, Including Area Code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $297,570,397 at December 31, 2006 (based on the NASDAQ National Market closing price on that date). For purposes of this calculation, the registrant assumed that its directors and executive officers are affiliates and used the registrant’s most recently completed fiscal quarter as a reference date since it had no publicly traded equity securities from which market value could be determined as of its most recently completed second fiscal quarter.

As of March 1, 2007, the registrant had 20,740,622 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held May 24, 2007	III (Items 10, 11, 12, 13 and 14)

FORWARD-LOOKING STATEMENTS

Certain information set forth in this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative of such terms or other comparable terminology, or by discussions of strategy. We may also make additional forward-looking statements from time to time. All such subsequent forward-looking statements, whether written or oral, by us or on our behalf, are also expressly qualified by these cautionary statements.

All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them, but there can be no assurance that management’s expectations, beliefs and projections will result or be achieved. All forward-looking statements apply only as of the date made. Unless required by law, we undertake no obligation to update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. The following are among the factors that could cause actual results to differ materially from the forward-looking statements. There may be other factors, including those discussed elsewhere in this report, which may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of the risk factors specified in this Form 10-K.

Unless the context otherwise indicates, all references in this report to the “Company,” “Innophos,” “we,” “us” or “our” or similar words are to Innophos Holdings, Inc., and its consolidated subsidiaries. Innophos Holdings, Inc. is a Delaware corporation, and was incorporated July 15, 2004.

PART I

ITEM 1.	BUSINESS

Our Company

Innophos Holdings, Inc. is a North American producer of specialty phosphates. Most specialty phosphates are highly customized, application-specific compounds that are engineered to meet customer performance requirements. Specialty phosphates are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, specialty phosphates act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, calcium and phosphorus sources for nutritional supplements, pharmaceutical excipients and cleaning agents in toothpaste.

Our products are essential to the performance of our customers’ end products and require significant development, engineering and testing. In the case of food, beverage and pharmaceutical excipients, our production facilities must comply with the stringent standards of the U.S. Food and Drug Administration, or FDA, or the U.S. Department of Agriculture, or USDA. We maintain long-standing relationships, most spanning decades, with several blue-chip customers. We work closely with these and our other customers to design customized products that meet application-specific performance and quality requirements. Customers are often reluctant to switch specialty phosphate suppliers due to the low cost of specialty phosphates relative to customers’ total product cost, and the high functional value of specialty phosphates in customers’ products. In addition, new suppliers face significant barriers to entry related to capital cost and logistics. For example, we estimate that building a large-scale specialty phosphate facility similar to our Coatzacoalcos, Mexico facility would require capital investment in excess of $300 million and would require three-to-four year lead times. Furthermore, high transportation costs and the logistical challenges of providing just-in-time delivery limit the ability of many imported products to effectively service the North American marketplace

Our Product Lines

We have three principal product lines: (i) Specialty Salts and Specialty Acids, (ii) Purified Phosphoric Acid, and (iii) Technical Sodium Tripolyphosphate (STPP) & Other Products. Our products serve diverse end-use markets exhibiting stable demand growth. These markets are also characterized by a high degree of customer loyalty due to the technical complexity of our customized formulations as well as the significant production disruption and costs certain of our customers would likely experience if they were to switch to another supplier.

Our three product lines are highlighted below:

Specialty Salts and Specialty Acids:

•

Specialty Salts are used in food, beverage and pharmaceutical applications, for example as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, calcium and phosphorus sources for nutritional supplements, pharmaceutical excipients and cleaning agents in toothpaste.

•	Specialty Acids are used in industrial applications such as asphalt modification and petrochemical catalysis.

Purified Phosphoric Acid:

Purified Phosphoric Acid is used as an input to Specialty Salts and Specialty Acids and also in water and metal treatment applications.

Technical Grade Sodium Tripolyphosphate (STPP) & Other Products:

•	STPP is used in detergent applications such as automatic dishwashing, commercial/industrial detergents and (primarily outside the U.S.) home laundry detergents.

•	Other Products include phosphate fertilizers produced in Mexico primarily as co-products of manufacturing Purified Phosphoric Acid.

Our Industry

According to estimates by British Sulphur Consultants, the North American specialty phosphates market generated approximately $1.4 billion in total sales in 2005. This specialty niche historically represents approximately 20% of the overall phosphate market, the rest of which is comprised of more commodity-like items such as fertilizers. Highly engineered Specialty Salts and Specialty Acids represented approximately $700 million, or 49%, of the total North American specialty phosphates market, Purified Phosphoric Acid represented approximately $400 million, or 28%, and STPP represented approximately $340 million, or 23%.

The marketplaces for each of our product lines have seen consolidation to two primary suppliers and several secondary suppliers. We are one of these two key suppliers in each product category: our Company and ICL, which acquired Astaris in 2005, in Specialty Salts and Specialty Acids; our Company and PCS, in Purified Phosphoric Acid; and our Company and Quimir in STPP. Capacity rationalizations in excess of capacity additions in our industry have improved effective industry utilization rates. Further, imports have historically represented only a small portion of the North American specialty phosphates market, due to high freight and logistical costs. Overall the portion of our market served by imports has remained relatively constant over the last several years. However, as to one product representing approximately 3% of our total sales revenue, we filed an antidumping case in February 2007 against Chinese imports, which petition has been approved by the United States Commerce Department to proceed to further investigation. If we are successful in this case, one potential consequence could be that duties would be imposed upon Chinese imports in order to eliminate the effects of pricing of the product being sold in the U.S. markets at less than fair value.

The production of specialty phosphates begins with phosphate rock, which can be processed in two alternative ways to produce Purified Phosphoric Acid (PPA): (i) the thermal acid method, in which elemental phosphorus is combusted in a furnace and subsequently hydrated to produce thermal acid; or (ii) the purified wet acid method (PWA), in which mined phosphate rock is treated with sulfuric acid to produce merchant green acid (agricultural grade), which is then purified through solvent-based extraction into purified wet acid. The conversion of merchant green acid into high purity wet acid (food grade) is a technically complex and capital-intensive process.

The thermal acid method of production is based on the electrolytic production of elemental phosphorus and is therefore highly energy-intensive, with production costs that can be significantly higher than the costs for the production of purified phosphoric acid produced via the purified wet acid process. Purified phosphoric acid can be reacted with appropriate mineral salts or inorganic compounds to produce various specialty phosphate salts or STPP & Other Products as required. We currently use purified wet acid for nearly all of our Specialty Salts and Specialty Acids manufacturing needs.

Key Product Lines

Specialty Salts and Specialty Acids

Specialty Salts and Specialty Acids are the most highly engineered products in our portfolio. Over the past few decades, our research scientists and engineers have worked directly with our customers to create application-specific products, such as abrasives in toothpaste and electrolytes in sports drinks that take advantage of the physical and chemical properties of phosphates to satisfy specific end-market needs. The result has been the creation of specialized niche products used in a wide range of finished product applications across a number of markets including the food and beverage, pharmaceutical and consumer product markets.

The table below presents a list of the main Specialty Salts and Specialty Acids sold by us in 2006:

Product	Description/End-Use Application
Sodium Aluminum Phosphate, Acidic and Basic (“SALP”)	Premier leavening agent for baking mixes, cakes, self-rising flours, baking powders, batter & breadings (acidic). Improves melting properties of cheese (basic).

Sodium Acid PyroPhosphate (“SAPP”)	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; provides moisture and color retention in poultry and meat.

Sodium HexaMetaPhosphate (“SHMP”)	Water treatment applications; anti-microbial and sequestrant in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate (“MCP”)	Leavening agent in double-acting baking powder; acidulant; buffering agent.

Dicalcium Phosphate (“DCP”)	Toothpaste abrasive; leavening agent; calcium fortification.

Tricalcium Phosphate (“TCP”)	Calcium and phosphorus fortifier in food and beverage applications (e.g., orange juice, cereals, and cheese); flow aid; additive in expandable polystyrene.

Pharma Calcium Phosphates (“A-Tab®”, “Di-Tab®”, “Tri-Tab®”)	Excipients in vitamins, nutritional supplements and pharmaceuticals.

Ammonium Phosphates (“MAP”, “DAP”)	High-end fertilizers products for horticultural use; flame retardant; cigarette additives; culture nutrient.

Potassium Phosphates (“TKPP”, “DKP”, “MKP”, “KTPP”)	Water treatment; sports drinks; buffering agent; improves tenderness in meat, seafood and poultry applications; horticulture applications.

Specialty Acids (e.g., Polyacid, High Purity)	Additive improving performance properties of asphalt; electronic applications.

Sodium Blends (e.g., Sodium Tripolyphosphate (STPP (food grade)))	Ingredient improving yield, tenderness, shelf life, moisture and color retention in meat, seafood and poultry applications.

Other (Sodium Bicarbonate, Tetrasodium Pyrophosphate (“TSPP”), Mono, Di, & Trisodium Phosphates (“MSP”, “DSP”, “TSP”))	Baking powders; gelling agent in puddings; cheese emulsifiers.

Each salt or acid derivative typically has a number of different applications and end uses. For example, dicalcium phosphate can be used both as a leavening agent in bakery products and as an abrasive in oral care products. However, several food grade salts are unique to the end user in their particular finished product application. Manufacturers often work directly with customers to tailor products to their required specifications.

According to estimates by British Sulphur Consultants, in 2005, the North American Specialty Salts and Specialty Acids market was estimated to have generated approximately $700 million in total sales. The Specialty Salts and Specialty Acids merchant market demand grew at an estimated annual rate of 3.5% from 1998-2005. However this British Sulfur figure is an average and growth rates may vary from year to year and from product to product.

Our major competitor in the downstream Specialty Salts and Specialty Acids is ICL Performance Products.

Purified Phosphoric Acid

Purified Phosphoric Acid (PPA) is a higher-purity form of phosphoric acid, distinct from the agricultural-grade merchant green phosphoric acid used in fertilizer production. Purified Phosphoric Acid is used to manufacture specialty phosphate salts and acids, and is also used directly in beverage applications as a flavor enhancer and in water treatment applications. End-user sales are made primarily to carbonated soft drink beverage producers, potable and industrial water treatment facilities, and to capital goods manufacturers for pre-coating metal treatment. We also sell Purified Phosphoric Acid to third-party phosphate derivative producers in the merchant market.

According to estimates by British Sulphur Consultants, in 2005 the North American Purified Phosphoric Acid market was estimated to have generated approximately $400 million in total sales. The Purified Phosphoric Acid merchant market demand grew at an estimated annual rate of 0.6% from 1998-2005. However this British Sulfur figure is an average and growth rates may vary from year to year and from product to product.

Our major competitor in Purified Phosphoric Acid is PCS, a global fertilizer company for which specialty phosphates represents only a small part of their business. We consume the majority of our Purified Phosphoric Acid production in our downstream operations and sell the remainder on the North American merchant market and to other downstream phosphate derivative producers, where we compete with PCS. PCS does not have any downstream industrial phosphate derivative production capacity, other than a small potassium phosphate salt unit which primarily operates under a contract manufacturing arrangement for us.

STPP & Other Products

STPP is a specialty phosphate derived from reacting phosphoric acid with a sodium alkali. STPP is a key ingredient in cleaning products including automatic dishwasher detergents, industrial and institutional cleaners and (primarily outside the U.S.) laundry detergents. In addition to its use in cleaning products, STPP is also used in water treatment, clay processing, and copper ore processing. Over 90% of the enduse market is derived from consumer product applications.

According to estimates by British Sulphur Consultants, in 2005, the North American market for STPP was estimated to have generated approximately $340 million in total sales. STPP market demand grew at an estimated annual rate of 2.2% from 1998-2005. However this British Sulphur figure is an average and growth rates may vary from year to year and from product to product.

Other Products primarily include phosphate fertilizers produced in Mexico primarily as co-products of manufacturing Purified Phosphoric Acid.

Our major competitor in STPP is Quimir, which is a part of the DESC S.A. de C.V. group in Mexico. Quimir produces STPP at three manufacturing locations in Mexico.

Consolidation and Capacity Changes

Consolidation has been most significant in the Specialty Salts and Specialty Acids market. The following table summarizes the U.S. phosphate industry consolidation since 1991:

Year	Industry Developments

1991	OxyChem acquired by FMC Corp. Olin acquired by A&W and PCS

1994	A&W and Troy (Mexico) formed 50:50 joint venture

1997	PCS acquired Arcadian (Geismar) Monsanto spun off Solutia, its specialty phosphate division

1998	Rhodia spun off from Rhône-Poulenc

2000	Rhodia acquired A&W’s phosphates business Per U.S. FTC mandate, PCS acquired remaining 50% of Aurora purified wet acid capacity from Rhodia. PCS and Rhodia signed an 18-year contract for supply of purified wet acid FMC Corp. and Solutia Inc. merged their specialty phosphates business to form Astaris LLC, a 50:50 joint venture between the two parents Per FTC mandate, Astaris sold its Augusta, Georgia plant to Prayon

2004	ThermPhos International B.V. acquired Rhodia’s European specialty phosphates business Bain Capital acquired Rhodia’s North American specialty phosphates business (Innophos)

2005	ICL acquired Astaris

2006	PCS started up a fourth production train of purified phosphoric acid, Aurora, NC

In addition to consolidation, uneconomic production capacity was eliminated in North America across all three major specialty phosphate product categories. In 2001, Rhodia closed its plants in Buckingham, Quebec and Morrisville, Pennsylvania. In 2002, Vicksburg Chemical Company closed a specialty salts plant in Vicksburg, Mississippi. In late 2003 and the beginning of 2004, Astaris closed three manufacturing facilities, eliminating roughly 320,000 metric tons of capacity: a purified wet phosphoric acid plant in Conda, Idaho; a specialty salts plant in Trenton, Michigan; and an STPP plant in Green River, Wyoming.

In June 2006 PCS started up a fourth production train of purified phosphoric acid at their Aurora, NC facility. This added PCS capacity is less than the combined level of 2006 North American PPA imports and thermal acid consumption, although we do not know when or to what extent this addition to capacity will displace such imports or thermal acid supplies. The PCS capacity increase is also comparable in capacity to the Astaris PPA plant which was subsequently closed in 2003 following a failed start-up.

Penetration from Imports

According to British Sulphur Consultants, imports of specialty phosphates represented approximately 10% of annual North American consumption for each year from 2001 to 2005. Importers have had their competitiveness impacted over the past few years due to ocean freight cost increases and increasing energy and raw material cost.

The following are the primary importers of purified phosphoric acid products and derivatives into North America: (i) Prayon and Rotem Amfert Negev Ltd. (a subsidiary of ICL) for purified phosphoric acid, with Prayon primarily supplying acid to its specialty salts manufacturing facility in Augusta, Georgia; and (ii) various Chinese and European specialty phosphate manufactures such as Chemische Fabrik Budenheim, Thermphos, Prayon and BK Giulini Chemie GmbH & Co. (a subsidiary of ICL) for specialty salts and STPP. Recently Thermphos announced the sale of its European Calciums business to Budenheim which is expected to increase capacity utilization.

In February 2007 we filed an antidumping case against Chinese imports of sodium hexametaphosphate, or SHMP, which represents approximately 3% of our 2006 sales revenue. The petition, which was filed jointly with ICL Performance Products, the only other domestic U.S. producer, and was approved by the U.S. Commerce Department to proceed to further investigation. The case is now pending before the International Trade Commission or ITC for evaluation. If successful, duties would be imposed upon Chinese imports, in order to neutralize the effects of Chinese SHMP pricing being sold in U.S. markets at less than fair value.

Our Customers

Our customer base is principally comprised of consumer goods manufacturers, distributors and specialty chemical manufacturers. Our customers manufacture products such as soft drinks, sports drinks and juices, various food products, toothpaste and other dental products, petroleum and petrochemical products, and various soaps and detergents. Our customers include major consumer goods manufactures in the food, bakery, beverage, pharmaceutical and cleaning product markets with global market recognition. We have maintained long-term relationships with the majority of our key customers, with the average customer relationship having lasted over 15 years.

We work closely with our customers to manufacture and supply our products to meet the technical performance requirements and quality standards specific to each of them and to develop new products to satisfy their changing needs. Our specialty chemical products are often critical ingredients in the formulation of our customers’ products, and typically represent only a small percentage of their total product costs. As a result, we believe that the risks associated with our customers switching suppliers often outweigh the potential gains.

Our Suppliers

Our purchases range from basic phosphate rock to end-products used directly for resale through tolling arrangements with other manufacturers of phosphates. However, most of our purchases are basic inputs. As a result, we have placed significant emphasis on securing favorable and stable relationships with key suppliers to ensure timely and cost effective delivery of raw materials to our North American manufacturing facilities. We have secured the supply of our key raw materials, specifically phosphate rock, merchant green acid for Purified Phosphoric Acid production and Purified Phosphoric Acid for downstream salt production, through long-term agreements with suppliers.

Raw Materials and Energy

We purchase a range of raw materials and energy sources including phosphate rock, sulfur and sulfuric acid, merchant green acid, Purified Phosphoric Acid, natural gas and electricity. In 2006, raw materials, energy and other variable costs represented more than half of our net sales. To secure supply, we purchase a majority of our key raw materials under long-term supply contracts. Many of these long-term supply contracts also include predetermined pricing formulae based on available price indices or market prices. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw material or energy prices.

Phosphate Rock. Phosphate rock is essential to our production of Purified Phosphoric Acid in Mexico. We have a long-term agreement with OCP for the supply of phosphate rock to secure this input. The price we pay OCP under this contract is negotiated annually but is driven primarily by demand conditions in the much larger, global fertilizer market.

Sulfur and Sulfuric Acid. Sulfur is the key raw material used in the production of Sulfuric Acid. Sulfuric acid is a key raw material used in the production of merchant green acid. We produce the vast majority of the sulfuric acid required to operate our Coatzacoalcos facility. Our U.S. needs for sulfuric acid and our Mexican needs for sulfur are handled through long term contracts.

Merchant Green Acid. Merchant green acid may be used for the production of purified phosphoric acid, the main raw material for the creation of our downstream salts and acids. We purchase merchant green acid for processing at our Geismar, LA facility from PCS. Our merchant green acid supply at Geismar is contractually guaranteed through a long-term agreement with PCS.

Purified Phosphoric Acid. The key raw material input for all of our downstream Specialty Salt and Specialty Acid operations is purified phosphoric acid. We purchase certain quantities of our purified phosphoric acid supply from third parties to optimize our consumption and net sales. In order to satisfy our needs for purified phosphoric acid, we have entered into a long-term supply contract with PCS.

Natural Gas and Electricity. Natural gas and electricity are used to operate our facilities and generate heat and steam for the various manufacturing processes. We typically purchase natural gas and electricity on the North American open market at so-called “spot rates.” From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. In 2006, natural gas and electricity costs were approximately 7% of net sales. We are currently executing a series of investments that will significantly reduce our energy cost structure.

Research and Development

Our product engineering and development activities are aimed at developing and enhancing products, processes, applications and technologies to strengthen our position in our markets and with our customers. We focus on:

•	developing new or improved application-specific specialty phosphate products based on our existing product line and identified or anticipated customer needs;

•	creating specialty phosphate products to be used in new applications or to serve new markets;

•	providing customers with premier technical services as they integrate our specialty phosphate products into their products and manufacturing processes;

•	ensuring that our products are manufactured in accordance with our stringent regulatory, health and safety policies and objectives;

•	developing more efficient and lower cost manufacturing processes; and

•	expanding existing, and developing new, relationships with customers to meet their product engineering needs.

We are focused on a collaborative, customer-driven approach to developing new products, applications and processes. Through regular direct contact with our key customers as well as selected joint partnership agreements, our engineers and development personnel become aware of evolving customer needs as early as possible. For example, we have developed a new line of phosphates for the meat industry which has a more neutral pH and dissolves more quickly than earlier products as well as a new line of phosphate additives which enhance the durability of asphalt roadbeds at extreme temperatures. Over the last five years, we have filed 17 patents and introduced 13 new products into the market.

Our research and development expenditures were $1.7 million and $2.2 million for the years ended December 31, 2006 and December 31, 2005, respectively.

Environmental and Regulatory Compliance

Certain of our operations involve manufacturing ingredients for use in food, nutritional supplement and pharmaceutical excipient products, and therefore must comply with stringent FDA or USDA good manufacturing practices as well as the quality requirements of our customers. In addition, our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, are subject to extensive and frequently changing environmental regulation by federal, state, and local authorities, as well as regulatory authorities with jurisdiction over our foreign operations. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require operating permits that are subject to renewal or modification. Violations of health and safety and environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of an operating permit, third-party claims for property damage or personal injury, or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Due to changes in health and safety and environmental laws and regulations, the application of such laws and regulations, and changes in environmental control technology, we cannot predict with certainty the amount of capital expenditures to be incurred for environmental purposes.

We are undertaking certain non-material capital improvements at our Chicago Heights, Illinois in order to meet or exceed certain manufacturing standards requested by our customers and in order to anticipate possible future regulatory requirements of foreign nations.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us. Currently, we are involved in several compliance and remediation efforts and agency inspection matters concerning health and safety and environmental matters. The EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, the EPA conducted a multi-media inspection and in 2005 followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by the EPA under its hazardous waste regulations. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including those of the EPA, and have responded to those concerns by explaining how in our judgment our operations meet applicable regulations or exclusions. Nevertheless, we could incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, or as a result of the development or discovery of new facts, events, circumstances or conditions at any of our facilities. In March 2007, we received a further EPA request for additional information concerning hazardous waste, air pollution controls and materials handling at the Geismar plant. We are working on providing the requested information.

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million with $0.7 million recorded in the period August 14, 2004 to December 31, 2004 and $0.4 million recorded in the period ended December 31, 2005.

In June 2005, Innophos Canada, Inc. was contacted by representatives of The Mosaic Company (a division of Cargill Corporation), or Mosaic, seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its now-shuttered fertilizer manufacturing site located north of Innophos Canada’s Port Maitland, Ontario, Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment, or MOE. Mosaic stated that in their view we and Rhodia (our predecessor in interest) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and would be asked to participate in the clean up. Our management has determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Purchase and Sale Agreement with Rhodia, or the Rhodia Agreement, under which we purchased our business, and we are seeking indemnification. Rhodia has declined the claim stating that we have not provided sufficient information. We will continue to investigate and defend the claim through Canadian counsel.

Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities, and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites in the future (including sites to which we may have sent hazardous waste). We continue to investigate, monitor or cleanup contamination at most of these sites. The potential liability for all these sites will depend on several factors, including the extent of contamination, the method of remediation, the outcome of discussions with regulatory agencies, the liability of third parties, potential natural resource damage, and insurance coverage. Accruals for environmental matters are recorded in the accounting period in which our responsibility is established and the cost can be reasonably estimated. Due to the uncertainties associated with environmental investigations and cleanups and the ongoing nature of the investigations and cleanups at our sites, we are unable to predict precisely the nature, cost and timing of our future remedial obligations with respect to our sites and, as a result, our actual environmental costs and liabilities could significantly exceed our accruals.

Although our environmental policies and practices are designed to ensure material compliance with federal, state, local and international environmental laws and regulations, future developments and increasingly stringent regulation could require us to make additional unforeseen environmental expenditures. We cannot assure you that, as a result of former, current, or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities.

Intellectual Property

We rely on a combination of patent, copyright and trademark laws to protect certain key intellectual aspects of our business. In addition, our pool of proprietary information, consisting of manufacturing know-how, trade secrets and unregistered copyrights relating to the design and operation of our facilities and systems, is considered particularly important and valuable. Accordingly, we protect proprietary information through all legal means practicable. However, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent all unauthorized use by others. While we consider our copyrights and trademarks to be important to our business, ultimately our established reputation and the products and service we provide to the end-customer are more important.

Insurance

In the normal course of business, we are subject to numerous operating risks, including risks associated with environmental, health and safety while manufacturing, developing and supplying products, potential damage to a customer, and the potential for an environmental accident.

We currently have in force insurance policies covering property, general liability, excess liability, workers’ compensation/employer’s liability and product liability. We work with our insurance broker to ensure that the types of insurance policies and coverage amounts are consistent with market practices. We therefore believe that we are appropriately insured for the insurable risks associated with our business.

Employees

As of December 31, 2006, we had approximately 1,101 employees, of which 663 were unionized hourly wage employees. We currently employ both union and non-union employees at many of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced work stoppages and strikes from time to time, most recently a six-week strike at our Port Maitland facility in Summer 2003. We are a party to a collective bargaining agreement with the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local No. 6-765 through January 16, 2008 at the Chicago Heights facility; International Union of Operating Engineers,

Local No. 912 through April 23, 2007 at the Nashville facility; the Warehouse, Mail Order, Office Technical and Professional Employees Union, Local No. 743 through June 17, 2008 at the Chicago (Waterway) facility; the United Steelworkers of America, Local No. 6304 through April 30, 2008 at the Port Maitland facility; and Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Similares y Conexos de la República Mexicana, at the Coatzacoalcos, Mexico facility. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June 2008.

Executive Officers

The following persons are our executive officers, and other key employees:

Name	Age	Position
Randy Gress	51	Chairman, Chief Executive Officer, President and Director
Richard Heyse	44	Vice President and Chief Financial Officer
Mark Feuerbach	47	Vice President—Treasury, Financial Planning & Analysis
William Farran	57	Vice President, General Counsel & Corporate Secretary
Tim Treinen	56	Vice President—Performance Chemicals
Mark Thurston	47	Vice President—Specialties
Louis Calvarin	43	Vice President—Operations
John Godber	48	Vice President—Research & Development
Wilma Harris	61	Vice President—Human Resources
Joseph Golowski	45	Vice President—Sales
Charles Brodheim	43	Corporate Controller
José Ramón González de Salceda	58	General Director—Innophos Mexicana S.A. de C.V.
Alfredo Celis Toussaint	38	Finance Director—Innophos Mexicana S.A. de C.V.

Biographical Material

Randolph Gress is Chairman, Chief Executive Officer, President and Director of Innophos. Mr. Gress joined Rhodia, Inc. in 1997 and became Vice President and General Manager of the sulfuric acid business. He was named global President of Specialty Phosphates (based in the U.K.) in 2001. Prior to joining Rhodia, Mr. Gress spent fourteen years at FMC Corporation where he worked in various managerial capacities in the Chemical Products, Phosphorus Chemicals and Corporate Development groups. From 1977 to 1980, Mr. Gress worked at Ford Motor Company in various capacities within the Plastics, Paint and Vinyl Division. Mr. Gress earned a B.S. in Chemical Engineering from Princeton University and an M.B.A. from Harvard Business School.

Richard Heyse is Chief Financial Officer of Innophos. Mr. Heyse joined Innophos in April, 2005, from Eastman Chemical Company, where he was a Division Controller and led the financial team for Eastman’s specialty chemicals and specialty polymers businesses, which had approximately $3.5 billion in annual revenues. Mr. Heyse held this financial position within Eastman Chemical Company from March 2001 to April 2005. Prior to his employment with Eastman, Mr. Heyse held various positions in Finance, IT, and Engineering with Koch Industries, Eaton Corporation and International Paper. Mr. Heyse earned a B.S. in Mechanical Engineering from Purdue University and an M.S. in Industrial Administration from Carnegie Mellon University.

Mark Feuerbach was appointed Vice President—Treasury, Financial Planning & Analysis of Innophos in April, 2005 and had previously served as Chief Financial Officer of Innophos from August 2004 through April 2005. Mr. Feuerbach joined Rhodia in 1989 and was Global Finance Director of Specialty Phosphates from 2000 to 2004, including a two-year assignment in the U.K. immediately following the purchase of the phosphates business of Albright & Wilson. Prior to this assignment, Mr. Feuerbach was the Finance Director of Rhodia’s North American phosphates business from 1997 to 2000 and he previously held various finance positions in a number of Rhodia’s businesses. Prior to joining Rhodia, Mr. Feuerbach held various accounting and finance positions in both manufacturing and service companies. Mr. Feuerbach earned a B.A. in Business Administration/Accounting from Rutgers College and an M.B.A. in Finance/Information Systems from Rutgers Graduate School of Management.

William Farran is Vice President, General Counsel and Corporate Secretary of Innophos. Mr. Farran joined Rhodia in 1987 as Environmental Counsel and held various positions in the Rhodia Legal Department, including Senior Operations Counsel and Assistant General Counsel, providing and managing a wide range of legal services to various Rhodia North American enterprises. In addition to his legal responsibilities, Mr. Farran also led the North American Total Quality Management function and served as Director, Public Affairs and Communications. Prior to joining Rhodia, Mr. Farran was Senior Counsel for UGI Corporation, Valley Forge, PA, and an associate with Morgan, Lewis & Bockius, Philadelphia, PA. Mr. Farran earned his B.S. in Economics from the Wharton School, University of Pennsylvania and his J.D. from Case Western Reserve University. He is a member of the bars of the Supreme Court of Pennsylvania and the Supreme Court of the United States.

Timothy Treinen is Vice President—Performance Chemicals of Innophos. Mr. Treinen joined Rhodia in 2000 as the Global Asset Director, Acid and has been a Business Director of Performance Chemicals since February 2004. Prior to joining Rhodia, Mr. Treinen spent thirteen years at Albright & Wilson where he worked as a Vice President and General Manager of Industrial Chemicals from 1994 to 2000. Previously, Mr. Treinen worked at Tenneco Inc. in the finance department in various capacities including strategic planning, plant controller and accounting manager. Mr. Treinen earned a B.S. in Accounting from the University of Iowa.

Mark Thurston is Vice President—Specialties of Innophos. Mr. Thurston joined Rhodia in 1985 working in Fine Organics and has been Business Director of Specialties since February 2004. Previously, Mr. Thurston was a Vice President and General Manager of Food Ingredients North America from 2002 to 2004 and, prior to that, worked in various sales and marketing capacities for Rhodia. Mr. Thurston previously worked at RTZ Corp. as an assistant planning and marketing manager and an assistant production manager. Mr. Thurston earned a B.S. in Chemical Engineering from the University of Aston in Birmingham, England.

Louis Calvarin is Vice President—Operations of Innophos. Dr. Calvarin joined Rhodia in France in 1986. He has been Director of Manufacturing and Engineering for Specialty Phosphates since January 2004. Prior to that, Dr. Calvarin held the positions of Director of Manufacturing for Specialty Phosphates (U.S.), Mineral Chemicals Industrial Operations Manager for Home, Personal Care and Industrial Ingredients, and Projects Director for Paint, Paper and Construction Materials. Dr. Calvarin earned a Ph.D. degree in Chemical Engineering from the Ecole Nationale Superieure des Mines in France and graduated from Ecole Polytechnique in France.

John Godber is Vice President—Research & Development of Innophos. Dr. Godber joined Rhodia in 2000 as Phosphates Laboratory Department Head and has been Global Technology Leader for Phosphates since January 2004. Prior to joining Rhodia, Dr. Godber spent twelve years with Albright & Wilson where he held various chemist and managerial positions in research and development and product development. He holds five issued and three pending patents and is the author of 24 publications. He is broadly recognized for his expertise in phosphorus chemistry. Dr. Godber earned B.S. and Ph.D. degrees in chemistry from the University of Toronto.

Wilma Harris is Vice President—Human Resources of Innophos. Ms. Harris joined Rhodia in 1986 as Human Resource Manager for the Agricultural Products business located in Research Triangle Park, NC. Since that time she has held various positions in corporate, shared services and business human resources and information technology. Since January 2003 she was Human Resources Director for the Specialty Phosphates and Performance Phosphates and Derivatives businesses. Prior to joining Rhodia, Ms. Harris worked for Union Carbide Corporation in several labor relations and research and development positions. She holds B.S. and M.P.A. degrees from the University of West Virginia and Masters Degrees in Theological Studies and Divinity from New Brunswick, NJ Theological Seminary.

Joseph Golowski is Vice President—Sales & Distribution of Innophos. Joining Rhodia in 1989 as Market Development Specialist, Mr. Golowski has since then held progressive roles in business development, sales, marketing and management. From 1997 through 2000, Mr. Golowski served as a Global Market Director for Rhodia based in Paris, France. Returning to the U.S., he became the North American Asset Manager for Phosphoric Acid and subsequently the Director of Sales for the Specialty Phosphate Business. Mr. Golowski has earned a B.S. in Ceramic Engineering from Rutgers University, College of Engineering.

Charles Brodheim is Corporate Controller of Innophos. Mr. Brodheim joined Rhodia in 1988 and held various tax, accounting and business analyst positions within Rhodia. Mr. Brodheim was the North American Finance Director for Specialty Phosphates from 2000-2002. After 2002, Mr. Brodheim was a Finance Director for various Rhodia North American Enterprises, including its Eco-Services enterprise. Mr. Brodheim earned a B.B.A. degree in Finance/Accounting from Temple University and is a certified public accountant.

José Ramón González de Salceda is General Manager—Mexico Operations of Innophos. Mr. González has a Chemical Engineering degree from Universidad Iberoamericana in Mexico City. Mr. González currently resides in Mexico City where he was born. He first joined Rhodia in September 1992 as a Development Director; in 1997 he was appointed Planning & Logistics Director and in 1998 was promoted to Commercial Director. Since April 2005 he has been General Director. Prior to joining Rhodia Mr. González worked at Monsanto, Resistol and Aquanova in technical and management positions.

Alfredo Celis Toussaint became Finance Director of our Innophos Mexicana S.A. de C.V., in October 2004. Before joining Innophos, Mr. Celis served for three years as Finance Manager for the Latin American and European operations of The Quaker Oats Company. Prior to this assignment Mr. Celis was Financial Planning Manager and Plant Controller for Quaker’s Gatorade business in México, prior to which he held various finance roles in Quaker. Mr. Celis earned a CPA and Corporate Finance degree from ITAM (Instituto Tecnológico Autónomo de México).

ITEM 1A.	RISK FACTORS

Investing in our company involves a high degree of risk of varying origins, including from our operations, financings and corporate structure. If any of the following risks or uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Business Operations

Raw Materials Availability and Pricing

Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, merchant green acid, purified phosphoric acid and energy (principally natural gas and electricity). Our raw materials are generally purchased under long-term supply contracts typically priced according to predetermined formulae dependent on price indices or market prices. We do not typically engage in futures or other derivatives contracts to hedge against fluctuations in future prices. In many cases, our contracted selling prices for our products are fixed for a period of one year, a structure that increases our exposure to volatility in raw materials prices.

Various market conditions can affect the price and supply of our raw materials. Because phosphate rock is also used globally for fertilizer production, the cost of that material is mainly driven by demand conditions in the fertilizer market and freight costs, which are volatile. We obtain phosphate rock from a state-owned mining company in Morocco, and our supply of that material could be affected by capacity constraints, political unrest or weather conditions in the areas where our supplier operates.

Natural gas prices have experienced significant volatility in the past several years. Wide fluctuations in natural gas prices may result from relatively minor changes in the supply and demand, market uncertainty, and other factors, both domestic and foreign, that are beyond our control. In addition, natural gas is often a substitute for petroleum-based energy supplies and natural gas prices are positively correlated with petroleum prices. Future increases in the price of petroleum (resulting from increased demand, political instability or other factors) may result in significant additional increases in the price of natural gas. We typically purchase natural gas at spot market prices for use at our facilities which exposes us to that price volatility, except in those instances where, from time to time, we enter into longer term, fixed-price natural gas contracts.

Most of our raw materials are supplied to us by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to adjust to meet increasing or changes in demand may prevent them from continuing to supply raw materials as we require them, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources if required could result in increased costs in our operations or our inability to properly maintain our existing level of operations.

Competitive Factors

From time to time, we experience pricing pressure, particularly from significant customers and often coincident with periods of overcapacity, in the markets in which we compete. In the past, we have taken steps to reduce costs and resist possible price reductions by structuring our contracts and developing strong non-price related customer service relationships. However, price reductions in the past have adversely affected our sales and profit margins, and if we are not able to offset price pressure when it arises through improved operating efficiencies, reduced expenditures and other means, we may be subject to those same effects in the future.

We face significant competition in each of our markets. In the specialty chemicals industry, competition is based upon a number of considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. In addition, in some markets, our products are subject to price competition due to factors such as competition from low-cost producers, import competition, excess industry capacity and consolidation among our customers and competitors. New products or technologies developed by competitors may also have an adverse impact on our competitive position. Recently announced expansions, such as the startup of a fourth production train of purified phosphoric acid by PCS in 2006, ICL’s ammonium phosphates plant in Israel, and others as they may develop, could have a negative impact on our competitive position.

Reliance on Rhodia

We depend on Rhodia’s ability to perform its obligations under our 2004 acquisition agreements, primarily to indemnify us (or provide security) against potential liabilities (such as our CNA claims discussed in this section), but also to remit proceeds to us as our sales agent in the pharmaceutical end-use market. Rhodia has experienced financial difficulties in recent years, and, although it has put in place a restructuring plan to restore its financial health, there is no assurance that Rhodia’s restructuring efforts ultimately will be successful. If Rhodia were to become insolvent or resort to bankruptcy protection, we cannot be sure that Rhodia would perform all its obligations under our agreements with them.

Mexican Water Tax Claims

In November 2004, one of our Mexican subsidiaries received notices of claims from the Tax Audit and Assessment Unit of the Mexican National Waters Commission, or CNA, demanding payment of governmental duties, taxes and other charges for failure to have permits allowing extraction of salt water for processing during 1998 and 1999 and for the underpayment of those charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant. At February 28, 2007 exchange rates, the CNA claims as initially assessed, including claims for interest, inflation, surcharges and penalties under Mexican law, totaled approximately $135.0 million (approximately $104.9 million on salt water claims and

$30.1 million on fresh water claims). We believe that we are indemnified against the CNA claims under the terms of our 2004 acquisition agreement with Rhodia. We sued Rhodia in New York State Supreme Court (New York County) to enforce our indemnification rights, and, on June 13, 2005, the trial court granted our summary judgment motion and entered an order requiring Rhodia to indemnify us fully for the CNA claims and to pledge any necessary security to guarantee the claims to the Mexican government. Rhodia appealed the determination to the Appellate Division (First Department) which heard oral argument on the matter in February 2006, but has not yet decided the appeal. There are no assurances that we will ultimately prevail in our lawsuit against Rhodia in this matter.

While Rhodia’s appeal was pending in New York, the CNA confirmed its fresh water claims, but, on technical grounds, revoked the salt water claims entirely and reserved its right to issue new resolutions correcting the technical errors as to both claims. We have filed appeals relating to both matters. Although the CNA indicated in 2005 that security for the full disputed amount (projected to approximate $159.3 million as of February 28, 2007 exchange rates) would be required, following the revocation, we have been advised that, if security is demanded, it would be reduced to approximately $34.6 million. Rhodia has acknowledged its obligation under the New York trial court ruling to post security (subject to appeal), but has taken the position that security is not currently required. However, if Mexican authorities determine that our subsidiary is not satisfying security requirements, they could seek to seize our subsidiary’s assets or appoint officials with supervisory and administrative powers over its operations pending appeal. A final determination of the claims may require appeals to the Mexican Supreme Court and remands to the CNA or to lower courts, a process that might continue for several years. In the event the CNA were to issue a full set of new resolutions confirming the original claims, and appeals were to be decided against us, we could be required to pay judgments for the entire amount of the claims.

If for any reason the judgments were not paid by Rhodia and became solely our responsibility, at the present time we could not meet those obligations from our existing resources. As a result, we might have to seek to raise significant additional capital to meet our obligations, and, if those efforts did not succeed, it is possible that we could be forced to protect ourselves under debtor relief laws in Mexico or in the U.S.

Environmental and Other Regulatory Concerns

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and some of our products are ingredients in foods, nutritional supplements or pharmaceutical excipients that are used to make in finished products consumed or used by humans or animals. As a result, we are subject to extensive and frequently changing environmental and other regulatory requirements and periodic inspection by federal, state, and local authorities, including the U.S. Environmental Protection Agency, or EPA, the Food and Drug Administration, or FDA and the U.S. Department of Agriculture or USDA, as well as other regulatory authorities and those with jurisdiction over our foreign operations. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to renewal or modification. Violations of environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of operating permits, third-party claims for property damage or personal injury, or other costs.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us. Currently, we are involved in several compliance and remediation efforts and agency inspections concerning health, safety and environmental matters. The EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, the EPA conducted a multi-media inspection and in 2005 followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by the EPA under its hazardous waste regulations. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including those of the EPA, and have responded to those concerns by explaining how in our judgment our operations meet applicable regulations or exclusions. In March 2007, we received a further EPA request for additional information concerning hazardous waste, air pollution controls and materials handling at the Geismar plant. We are working on providing the requested information.

Some existing environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at those locations without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites (including sites to which we may have sent hazardous waste) in the future. We continue to investigate, monitor or clean-up contamination at most of these sites. Due to the uncertainties associated with environmental investigations and clean-ups and the ongoing nature of the investigations and clean-ups at our sites, we cannot predict precisely the nature, cost, and timing of our future remedial obligations with respect to our sites.

Additional environmental regulations focused on our products may be implemented in the future. For example, some jurisdictions have pending legislation to further regulate or ban the use of phosphate-based products in automatic dishwashing detergents. Washington State has enacted legislation of that type, effective in several counties in 2008 and state-wide in 2010. Such a ban, if instituted in multiple jurisdictions or throughout the U.S., could have a significant impact on our business. Furthermore, although already banned in home laundry detergents in the U.S., phosphates are still permitted for those applications in many Latin American regions. We cannot be sure that such a ban may not be implemented in some or all of these Latin American markets in the future. Additional regulations focused on reduced use of others of our products could occur in the future. For example some jurisdictions have threatened to further regulate or ban the use of polyphosphoric acid and orthophosphoric acid in asphalt road construction. Such a ban, if instituted in multiple jurisdictions or throughout the U.S. could have a significant impact on our business.

Supplier Contract Concentration

The results of certain of our business activities depend on long-term or renewable contracts to supply materials or products. In particular, we rely to a significant degree on single-source supply contracts and some of these contractual relationships may be with a relatively limited number of suppliers. Although most of our major supplier relationships are typically the result of multiple contractual arrangements of varying terms, in any given year, one or more of these contracts may come up for renewal. Our principal contract for the supply of soda ash terminates in accordance with its terms, effective December 31, 2007. We cannot be sure we will succeed in negotiating a replacement long term soda ash arrangement on favorable terms for the Company, or that we will be able to renew or replace other supply contracts on acceptable terms as required. In addition, from time to time, we enter into toll manufacturing agreements or other arrangements to produce minimum quantities of product for a certain duration. If we experience delays in delivering contracted production, we may be subject to contractual liabilities to the buyers to whom we have promised the products.

Internal Control Issues

For the year ending December 31, 2007, management will be required, under Section 404 of the Sarbanes-Oxley Act of 2002, to deliver a report that assesses the effectiveness of our internal controls over financial reporting, and our auditors will be required to independently certify the effectiveness of our internal controls over financial reporting. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality. If it is determined that we have material weaknesses in our internal control over financial reporting, we may be required to implement new internal control procedures. We may experience higher than anticipated operating expenses as well as, expert consulting services, outside auditor fees and costs for new personnel in order to implement required changes.

We have identified material weaknesses in our internal controls over financial reporting in previous periods and we cannot provide assurance that material weaknesses in our internal control over financial reporting will not be discovered in the future. Any failure to implement improved controls in order to remediate material weaknesses that may be identified, or any difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.

Changing Technologies

Our future results will depend on our ability to continue to introduce new products and applications that offer distinct value for our customers. Many of our products could be affected by technological change and new product introductions and enhancements. For example: technical grade STPP (used as a builder in automatic dishwasher detergents) may be substituted by a new builder; Specialty Acids products, such as Polyphosphoric Acid (used in asphalt modification applications), may be substituted by low-cost polymers; or Specialty Salts products, such as Calcium Phosphates (used in Calcium fortification), may be substituted by other sources of Calcium such as Calcium Carbonate. We expect to continue to enhance our existing products, to identify, develop, and manufacture new products with improved capabilities, and to make improvements in our productivity in order to maintain our competitive position. We also intend to devote resources to the development of new technologically advanced products and systems and to continue to devote a substantial amount of expenditures to the research and development functions of our business. However, we cannot assure you that we will be successful in achieving our goals in those regards.

Mexican Water Recycling Agreement Discharge Taxes

One of our Mexican subsidiaries is the successor to an agreement with the CNA (originally entered into by a previous owner of our Coatzacoalcos facility in 1997) to construct a water recycling system with improved environmental specifications for water discharge and to complete that project by December 31, 2004. Under the terms of the agreement, the CNA temporarily exempted our subsidiary from the payment of waste water discharge duties, taxes and related charges that normally would have been payable. All equipment to recycle water was in place and in operating condition as of the deadline. In 2005, our subsidiary received a government authorization known as a Concession Title (containing a waste water discharge permit and annexes known as Particular Discharge Conditions, or CPDs) granting relief as to all discharge limits requested while the agreement was in force.

Despite the completion of the project and receiving the new Concession Title, we have been advised that CNA regional officials may take the position the applicable discharge limits with which our subsidiary was required to comply during the term of the agreement are to be determined by a previous set of CPDs (and not the current ones). In that case, the CNA could determine we did not fully comply with the terms of the agreement. Apparently, there is no time frame within which the CNA must make that determination. In the event our subsidiary were found not to be in compliance with the agreement, the exempted duties, taxes and related charges through December 31, 2004 (estimated to range up to $10.3 million at February 28, 2007 exchange rates including inflation and interest), would be reinstated, and it is possible a penalty could be imposed of up to an additional $11.0 million at February 28, 2007 exchange rates. If any such claim is presented, we would take appropriate steps to challenge it before the CNA and/or Mexican courts and since it relates to pre-acquisition obligations as to the business we acquired in 2004, evaluate potential indemnification rights against Rhodia.

International Operations

We have significant production operations outside the U.S., primarily in Mexico and Canada. Further, we derive approximately 40% of our revenue through our Mexican operations and we believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, including currency fluctuations and devaluations, unsettled political conditions and communication and translation errors due to language barriers. Among those additional risks potentially affecting our Mexican operations are changes in local economic conditions and difficulty in enforcing agreements due to differences in the Mexican legal and regulatory regimes compared to those of the U.S. Risks that our Canadian operations may be subject to include changes in laws or regulations and currency fluctuations and devaluations.

Our overall success as a multinational business depends, in part, upon our ability to succeed in differing economic, social and political conditions. Among other things, we are faced with potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks posed by local customers and distributors. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business. These risks are not limited to just those countries in which we operate facilities. For example, our Mexican operations and the supply of phosphate rock from Morocco and regions under disputed Moroccan sovereignty claims are both subject to the risk of adverse affects from local political unrest.

As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act, or FCPA, which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We sell many of our products in developing countries through sales agents and distributors that are not subject to our disciplinary procedures. While we and our subsidiaries are committed to conducting business in a legal and ethical manner and we communicate our policies to all who do business with us, we cannot be sure that all our agents remain in full compliance with the FCPA at all times.

Product Liability Exposure

Many of our products are additives used in the food and beverage, consumer product, nutritional supplement and pharmaceutical industries. The sale of these additives and our customers’ products that include them involve the risk of product liability and personal injury claims, which may be brought by our customers or end-users of products. While we adhere to stringent quality standards, in the course of their production, storage and transportation, our products could be subject to adverse effects from foreign matter such as moisture, dust, odors, insects, mold, or other substances (organic or inorganic), or from excessive temperature. Historically, we have not been subject to material product liability claims, and none are currently outstanding. However, because our products are used in manufacturing a wide variety of our customers’ products, including those ingested by people, we cannot be sure we will not be subject to material product liability or recall claims in the future.

Production Facility Operating Hazards

Our production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, terrorist attacks, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances, storage tank leaks and other environmental risks. We have implemented and installed various management systems and engineering controls and procedures at all our production facilities to minimize these risks. We also insure our facilities to protect against a range of risks. However, these potential hazards do exist and could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental and natural resource damage, and may result in a suspension of operations (or extended shutdowns) and the imposition of civil or criminal penalties, whose nature, timing, severity and non-insured exposures are unknown.

Unionized Workforce

Approximately 60% of our employees are unionized, and we operate under collective bargaining arrangements with several unions in our foreign and domestic facilities. Although we believe relations with our unions are generally good, our facilities have experienced strikes in the past, most recently a six-week strike at our Port Maitland, Ontario facility in the Summer of 2003 (a date prior to our acquisition of that plant). Other than our agreement in Mexico, our current collective bargaining agreements expire at varying times from April 2007 through June 2008. The agreement covering employees at our Coatzacoalcos, Mexico facility is for an indefinite period. Wages at that facility are reviewed annually and the remainder of the agreement is subject to renegotiation bi-annually, most recently in June 2006. We cannot be sure that we will not encounter strikes or other types of conflicts with labor unions or our personnel, such as grievances, or that labor disputes will not have an adverse effect on us in the future.

Intellectual Property Rights

We rely on a combination of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secrecy, and other intellectual property laws to protect our intellectual property and other proprietary rights. Nonetheless, we cannot be sure that any pending patent application or trademark application will result in an issued patent or registered trademark, or that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable. The use of our intellectual property by others could reduce any competitive advantage we have developed or otherwise harm our business. Moreover, we cannot be sure that our property rights can be asserted in all cases or that we can defend ourselves successfully or cost-effectively against the assertion of rights by others.

Contingency Planning

We operate a number of manufacturing facilities in the US, Canada and Mexico, and we coordinate company activities, including our sales, customer service, information technology systems and administrative services and the like, through headquarters operations in those countries. Our sites and those of others who provide services to them are subject to varying risks of disaster and follow on consequences, both manmade and natural, that could degrade or render inoperable one or more of our facilities for an extended period of time. Such disaster related risks and effects are not predictable with certainty and, although they can be mitigated, they cannot be avoided. We seek to mitigate our exposures to physical disaster events in a number of ways. For example, where feasible, we design and engineer the configuration of our plants to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties, including extended business interruption, and we continually evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those we have concluded most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.

Risks Relating to Our Indebtedness

High Leverage

Our assets were acquired in 2004 in a transaction with a high proportion of debt. After our initial public offering of equity in November 2006, we remain a highly leveraged company with total consolidated indebtedness of $399.8 million and stockholders’ equity of $60.7 million at December 31, 2006. Our substantial indebtedness could have a number of effects threatening our financial condition, including difficulty satisfying our obligations directly related to our debt, increasing our vulnerability to general adverse economic and industry conditions, requiring us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness (thereby reducing the availability of our cash flow to fund working capital), limiting our flexibility in planning for, or reacting to, changes in our business (thereby placing us at a competitive disadvantage compared to our competitors with less debt), and limiting our ability to borrow additional funds.

Our business policy has been to prudently reduce leverage and we took steps to do so in 2006. At December 31, 2006, we had approximately $45.5 million of borrowing capacity under our revolving credit facility. Furthermore, we are not prevented from incurring obligations that do not constitute “indebtedness” as defined in our debt instruments. Thus, if new debt were added to our current debt levels and other obligations were incurred, the related risks that we now face from leverage could intensify.

Covenants in our senior debt instruments restrict our financial and operating flexibility and, if we are unable to comply with those covenants, our lenders may declare due and payable all outstanding loan obligations, thereby severely harming our financial condition, operations and prospects for growth. Our debt instruments contain covenants imposing detailed restrictions on our business, including, for example, on asset sales, incurring more debt, paying dividends, making investments and acquisitions, creating liens, repurchasing securities, and engaging in mergers, acquisitions and transactions with affiliates. They also contain cross-defaults, by reason of which a default on one debt instrument leads to default on others. Overall, these restrictions may affect our ability to operate our business as we think best and may limit our ability to take advantage of business opportunities. Moreover, we cannot be sure that we always will be in compliance with our debt covenants, and, if we are not, that our lenders will waive our non-compliance and forebear from enforcing their rights which could include accelerated collection.

Our ability to make scheduled payments on, or to refinance, debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and other factors beyond our control. We cannot be sure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay all amounts due on the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations and other liquidity needs, we may be forced to reduce or delay capital expenditures and other plans such as acquisitions, to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful in permitting us to meet our debt service obligations and other liquidity needs.

Exposure to Interest Rate Volatility

As of December 31, 2006, approximately 53% of our total indebtedness bore interest at variable rates. Because these rates change with prevailing interest rates, higher prevailing rates will increase the amount of interest we have to pay on our debt. Interest rates could increase dramatically over the next several years. We estimate (based on our variable rate debt outstanding at December 31, 2006) that our annual debt service obligations could increase by $2.1 million per year for each 1% increase in the average interest rate we pay.

Risks Related to Our Equity Ownership Structure

In November 2006, we completed a public offering in which we and affiliates of Bain Capital, our largest stockholders, sold a total of 10,000,000 shares of Common Stock. Prior to that offering, Bain Capital and its affiliates of record owned approximately 98.5% of our equity and currently (as of March 1, 2007) they own of record approximately 48.6% of our equity. In connection with our public offering, we also satisfied initial requirements for listing and our Common Stock was approved for trading on the NASDAQ Stock Market. Also, to facilitate our offering and reduce future potential conflicts of interest, we and Bain Capital took several related steps. First, we terminated a 2004 Advisory Agreement by which Bain Capital provided services to us, and Bain Capital effectively terminated a 2004 Stockholders’ Agreement, under which it had, among other things, the power to structure our Board of Directors and contractual rights to bring about major corporate transactions. A 2004 Registration Rights Agreement to which we, Bain Capital and certain of our managers are parties, and under which Bain Capital and the other parties have rights to cause us to register their Common Stock for public sale, was not modified.

Concentrated Stockholder Voting Power

As a result of their remaining stock ownership position, Bain Capital and its affiliates are able to cast approximately 48.6% of the number of votes in any matter on which our stockholders are entitled to vote. While that number is not enough under our governing instruments to provide Bain Capital with an absolute majority of votes, it does mean, as a practical matter, Bain Capital, if it desired, may be able to more easily cause matters to occur by reason of the dispersion of voting power among our remaining stockholders. After Bain Capital, our three next largest stockholders have reported that they own beneficially approximately 7.3%, 6.0% and 5.9%, respectively, of our equity.

As part of our requirements for listing on NASDAQ and by virtue of laws and rules applicable to us as a publicly held company, we were required to implement governance changes that included restructuring our Board of Directors and certain key Board committees. Prior to our public offering, our Board of Directors comprised four members, all of whom were nominees of Bain Capital (three of whom were affiliated directly with Bain Capital and one of whom was our Chief Executive Officer). In November 2006, we were required to have at least one “independent” (as defined by NASDAQ) director on our Board and those committees, and by February 2007 two independent directors and a majority of independent directors on those committees, both of which requirements we met by increasing our Board of Directors to five and then six members. Prior to November 2007, we will be required to have a majority of independent directors on our Board, and our key committees must be composed solely of independent directors. While we intend to remain in compliance and to meet fully our prospective NASDAQ governance requirements, achievement of those goals is only possible with the continued cooperation of Bain Capital.

Regardless of our governance changes and other steps to put our relationship with Bain Capital on an arms’ length basis, we do not know Bain Capital’s business plans concerning our company, and it may have interests that diverge from those of other holders of our Common Stock. As a result, Bain Capital may vote the shares it owns or otherwise seek to cause us to take actions that may conflict with the interests of other stockholders. Those actions could relate to significant corporate transactions, including among others a sale of our company, decisions about our capital structure and the composition of our board of directors. The results of those actions, if Bain Capital prevailed in taking them, could adversely affect our listing on NASDAQ, and the liquidity and trading price of our Common Stock, as well as our results of operations and financial condition.

Overhang of Salable or Issuable Stock Relative To Float

The trading market for our Common Stock was first established in November 2006. The float in that market now consists of approximately 10,000,000 shares out of a total of 20,740,622 shares issued and outstanding (as of March 1, 2007) and an additional 373,575 shares subject to issuance covered by exercisable options (estimated at March 1, 2007). Under the 2004 Registration Rights Agreement referred to above, Bain Capital and the other parties may require us to register for sale publicly (at times largely of their choosing) substantially all the outstanding shares of Common Stock not now in the float. Sales of a substantial number of shares of our Common Stock in the months following our November 2006 offering, or the perception that significant sales could occur (particularly if the sales are concentrated in time or amount), may depress the trading price of our Common Stock. Notwithstanding that perception, the offering price for our Common Stock in November 2006 was $12 per share, and the closing price per share on March 1, 2007 was $16.56. Stock sales in the market by persons other than the company could also impair our ability to raise additional capital through a sale of our equity securities.

In addition to restrictions under federal securities law, the number of shares of Common Stock eligible for sale in the public market is limited under “lock up” agreements that our executive officers, directors and holders of at least 5% of our Common Stock (prior to our November 2006 offering) entered into with the underwriters of that offering. The agreements restrict those persons from selling, pledging or otherwise disposing of their shares until May 2, 2007 without the prior written consent of the underwriters. Nevertheless, the underwriters, in their sole discretion, at any time or from time to time and without notice to us may release all or any portion of the Common Stock from the restrictions of the lock-up agreements.

Our Certificate of Incorporation provides for a total authorized capital consisting of up to 100,000,000 shares of Common Stock and up to 10,000,000 shares of preferred stock in serial designation, of which 22,560,974 shares of Common Stock had been reserved for issuance and 77,439,026 remained authorized but unreserved and unissued (all as of March 1, 2007). We may continue to issue our stock and, subject to any restrictions in our debt instruments, we may issue the stock of our subsidiaries to raise capital. Issuances of our stock or the stock of a subsidiary could dilute the interest of our existing stockholders and may reduce the trading price of our Common Stock.

Contingencies Affecting Dividends

Following our 2006 public offering, our Board of Directors declared a cash dividend on our Common Stock and has initiated a policy of paying regular quarterly cash dividends on that security, subject to the availability of funds, legal and contractual restrictions and prudent needs of our business. However, we are a holding company that does not conduct any business operations of our own. As a result, we are normally dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock. The amounts available to us to pay cash dividends are restricted by covenants in the debt agreements governing us and our subsidiaries and by provisions of Delaware law. As allowed by existing debt instruments, we may incur additional indebtedness that may restrict to an even greater degree, or prohibit, the payment of dividends on stock. We cannot be sure that agreements governing our current and future indebtedness will permit us to adhere to our current dividend policy, or pay any dividends at all, or that continued payment of dividends will remain prudent for our business in the future judgment of our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Cranbury, New Jersey, with seven manufacturing facilities strategically located throughout the United States, Canada, and Mexico. Since our predecessor’s acquisition of A&W in 2000, we invested over $90 million in 2000 and 2001 to reconfigure and upgrade our manufacturing facilities to achieve an optimal footprint for sourcing raw materials and minimizing inbound and outbound freight cost. As part of this investment, we successfully converted substantially all of our phosphoric acid sources from the energy-intensive thermal acid process to the technologically complex and capital intensive solvent extraction-based PWA process. These investments have enabled us to develop a low cost structure, efficient asset base and leading value added applications.

We operate seven facilities which manufacture our three main product lines: Specialty Salts and Specialty Acids, Purified Phosphoric Acid, and STPP & Other Products. Our largest manufacturing facility is located in Coatzacoalcos, Mexico. We operate four medium-size plants in Chicago Heights, Illinois, Nashville, Tennessee, Port Maitland, Canada, and Geismar, Louisiana, which collectively produce all of our main products. We produce specialty salts in two plants located in Chicago, Illinois (Waterway), and Mission Hills, Mexico. All of the facilities listed above are owned with the exception of Mission Hills, Mexico, where the land is leased. We also lease facilities at Cranbury, New Jersey, Mexico City, Mexico, and Mississauga, Canada (Ontario) which house our commercial, administrative and product engineering and development employees, with the Cranbury, New Jersey facility serving as our headquarters. We also own a distribution facility in Chicago which we use to service our customer base. We do not own and are not responsible for any closed U.S. or Canadian elemental phosphorus or phosphate production sites, as these were not part of the assets or liabilities acquired from Rhodia.

ITEM 3.	LEGAL PROCEEDINGS

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission, or CNA, demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing in 1998 and 1999, or Salt Water Claims, and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant, or Fresh Water Claims.

As initially assessed by the CNA, and as shown in the table below, the claims total approximately $135.0 million at current exchange rates as of February 28, 2007.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
	(dollars in millions)
Basic Charges	$26.6	$10.4	$37.0
Interest, Inflation and Penalties	78.3	19.7	98.0

Total	$104.9	$30.1	$135.0

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims, and we are vigorously defending the matter.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims made by that agency. On August 29, 2005, the CNA rejected the substantive challenges as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming the original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at $30.1 million for the Fresh Water Claims and no amount for the Salt Water Claims as they were revoked. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and some CNA rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims that were not addressed by CNA. CNA’s responses to the appeals have been filed, and Innophos Fosfatados has filed its counter-response. We do not know what the timing of any decision from the appellate court will be.

Rhodia Indemnification. Under the terms of the Rhodia Agreement, according to which our business was purchased, we received indemnification against a number of contingencies, including claims for Mexican Taxes (as defined in the Rhodia Agreement) such as those alleged by CNA, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the August 13, 2004 closing date of the acquisition. Rhodia has acknowledged its responsibility for such claims, but under a different indemnification obligation (described below) and under a reservation of rights, and has assumed control of the defense of the CNA claims. We asserted that we are entitled to full indemnification for liabilities relating to Taxes and for breach of covenants under the Rhodia Agreement (concerning what we have characterized as a known, undisclosed CNA audit). Rhodia has disagreed, asserting instead that the applicable indemnification under the Rhodia Agreement is for breach of representations and warranties, which in turn would subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a limit of $79.5 million above that deductible amount.

On December 16, 2004, we sued Rhodia in New York State Supreme Court (New York County) seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. We filed a motion for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an order granting our summary judgment motion on both counts on June 13, 2005. Rhodia has appealed the order to the Appellate Division, First Department. Briefing and oral argument before the Court were completed on February 17, 2006, and the matter was submitted for decision. We do not know what the timing of any decision from the appellate court will be.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $159.3 million (at current exchange rates as of February 28, 2007 with the security amount projected to February 2007), was required by June 17, 2005. In light of the technical revocation of the Salt Water Claims, we have been advised that the amount of security required would be reduced to $34.6 million at current exchange rates as of February 28, 2007. We believe the posting of security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but has taken the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as duties, taxes and other charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties).

Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Please refer to Item 1A. “Risk Factors” for a further discussion of the potential risks to us of this claim and failure to be indemnified by Rhodia.

Mexican Water Recycling System—PAMCAR Agreement

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility (the “PAMCAR Agreement”). The PAMCAR Agreement required that action plans be completed by December 31, 2004. Under the terms of the PAMCAR Agreement and subject to compliance, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties, taxes and related charges, which would normally have been payable.

All equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complied with the applicable requirements of the PAMCAR Agreement. We have been advised by Mexican environmental counsel that compliance with the discharge limits aspect of the PAMCAR Agreement should be based upon limits which were issued in 2005.

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004, Innophos Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise discharge limits which the now-improved operations can satisfy. In 2005, Innophos Fosfatados received a government authorization known as a Concession Title (containing a waste water discharge permit and limits) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.3 million at current exchange rates as of February 28, 2007 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.0 million at current exchange rates as of February 28, 2007). We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of December 31, 2006.

Please refer to Item 1A. “Risk Factors” for a further discussion of the potential risks to us of this claim and failure to be indemnified by Rhodia.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of Mosaic seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the MOE. Mosaic stated that, in their view, we and Rhodia (our predecessor in interest prior to 2004) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. We have determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement, and we will seek all appropriate indemnification. Thus far, Rhodia has declined the claim stating that we have not provided “sufficient information.”

In connection with the Rhodia Agreement, various Rhodia entities and the company, entered into sales representative agreements for the sale of certain of our products in various countries (other than

North America). On September 29, 2004, Innophos, Inc. issued notices of termination under all those agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the agreements, totaling approximately $1.4 million. We believe the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total approximately $3 thousand. We believe we have meritorious defenses, and, if the claim is asserted in any proceeding, intend to contest liability vigorously.

In addition, we are party to legal proceedings that arise in the ordinary course of our business. Except as to the matters specifically discussed, we do not believe that these legal proceedings represent probable or reasonably possible liabilities. However, these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 31, 2006, our stockholders, as permitted by Delaware law and our corporate charter then in effect, took a number of actions by majority written consent, in connection with and prior to the consummation of our IPO, including the following:

(i) a reverse stock split was approved reducing the number of shares outstanding of our former Class A and Class L Common Stocks;

(ii) approval was given to reclassify our Class A and Class L Common Stocks into our current, single class of Common Stock;

(iii) our certificate of incorporation and corporate by-laws were amended and restated to include provisions believed more appropriate to our Company’s impending status as a publicly-traded issuer (among other things, this included requiring future stockholder action to be taken only at meetings and not allowing it to be taken by written consent in lieu of meetings); and

(iv) our 2006 Long Term Equity Incentive Plan allowing the granting of equity-related awards of up to 1.0 million shares of Common Stock and our amended and restated 2005 Executive Stock Option Plan were approved.

The stockholder action was taken by a total of 48,113,152 votes cast in favor (with Class A and Class L Common Stocks voting together as a single class) and no votes against.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In November 2006, we completed our IPO in which we sold 8,000,000 shares of Common Stock and our former majority equity owner, Bain Capital, sold 2,000,000 shares of Common Stock at the price of $12.00 per share (before underwriting discounts and commissions). Prior to that offering, our capital structure was revised to convert two previously outstanding classes of common stock into our current single class of Common Stock and was also modified by a reverse stock split affecting the then outstanding shares. Prior to the offering, there was no established trading market for our equity securities.

Our Common Stock is listed and traded on the NASDAQ Stock Market under the symbol “IPHS.” During the period from commencement of our listing through December 31, 2006, the range of low and high closing prices per share of our Common Stock on the NASDAQ Stock Market was reported to be between $12.07 and $14.68. During the first quarter of 2007 (through March 1, 2007), the range of low and high closing prices per share of our Common Stock on the NASDAQ Stock Market was reported to be between $14.21 and $17.78.

The number of holders of record of our Common Stock at March 1, 2007 was 676.

Stockholders’ Agreements

Prior to our initial public offering in November 2006, we were a party to a 2004 Stockholders’ Agreement allowing our largest stockholder, Bain Capital, to structure major governance features affecting the Company. That agreement was amended in connection with our initial public offering to remove those provisions. A companion 2004 Registration Rights Agreement among us, Bain Capital and certain other stockholders (principally members of our management), however, was not amended. Under that agreement, the holders of a majority of the “Bain Registrable Securities” are able to demand up to five “long form” registrations and an unlimited number of “short form” registrations of their covered securities (in this case our Common Stock) under the Securities Act of 1933 to be sold in underwritten public offerings for which the Company is required to pay all registration expenses (excluding underwriters’ discounts and commissions). In addition to demand registrations, the agreement allows the holders of the Bain Registrable Securities an unlimited number of “piggyback” registrations when we seek to register other securities for sale. We are not required to proceed with any demand registration within six months after the effective date of a previous registered offering (excluding certain limited offering forms), and we can postpone for up to 90 days (but not more than twice in any 12 month period) a demand registration if we determine it would adversely interfere with a contemplated material transaction. Under the current state of the Registration Rights Agreement, there are four long form and unlimited short form and piggyback registrations remaining available to the holders of Bain Registrable Securities, the next one of which could occur anytime after May 2, 2007.

Dividends

On December 18, 2006, our Board of Directors declared a quarterly dividend of $0.11 per share of Common Stock payable on January 30, 2007 to holders of record on January 15, 2007, which equals approximately $0.17 per share, prorated from our initial public offering on November 2, 2006 through the end of the fourth quarter, December 31, 2006. Subject to action by the Board of Directors on a quarterly basis, management’s present policy is to recommend such dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, incremental costs associated with being a public company, taxes and other costs.

We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our Board of Directors may decide, in its discretion at any time, to decrease the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends.

In addition to prudent business considerations, our ability to pay dividends is restricted by current (and potentially by future) agreements governing our debt and by the laws of Delaware, our state of incorporation.

Since we are a holding company, substantially all assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends on our Common Stock is limited by restrictions in the indebtedness of our subsidiaries affecting their abilities to pay dividends to us. See Note 9 to the Consolidated (and Combined) Financial Statements included herein. See Post IPO discussion included within liquidity and capital resources of the Management Discussion and Analysis of Financial Condition and results of operations included herein.

Equity Compensation Plans

The following information is provided for our most recently completed fiscal year for certain plans providing compensation in the form of equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,116,944	*	$2.55	1,000,000
Equity compensation plans not approved by security holders	173,568	**	$12.00	–0–
Total	1,290,512		$3.82	1,000,000

*	Includes in the total 38,295 shares of Common Stock subject to options forfeited in January 2007 and now available for future grant and issuance under, our Amended and Restated 2005 Executive Stock Option Plan. The shares actually shown in column (c) are solely attributable to our 2006 Long Term Equity Incentive Plan under which no awards had been made through December 31, 2006.
**	These shares were issued in various amounts under substantially identical retention bonus agreements entered into with certain executives on October 18, 2006 that provided for a portion of a bonus amount to be issued in the form of Common Stock at the price applicable to the public in our IPO. All shares were issued on January 4, 2007 and are subject to vesting ratably over eight remaining consecutive quarters (the first having already occurred on January 1, 2007), provided the recipients remain employed by the Company as required by the contracts.

Issuer Purchases of Equity Securities

There were no repurchases of Common Stock by us during the fourth quarter of 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of operations, balance sheet and other data for the periods presented and should only be read in conjunction with our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The historical financial data for the years end December 31, 2006 and December 31, 2005, for the periods August 14, 2004 to December 31, 2004 and January 1, 2004 to August 13, 2004 and for the years ended December 31, 2003 and 2002, have been derived from our historical audited combined or consolidated financial statements.

On August 13, 2004, Innophos Holdings, Inc. acquired 100% of the common stock of Innophos, Inc., which, along with its subsidiaries, acquired from Rhodia the specialty phosphate assets of Rhodia’s operations in the U.S., Port Maitland, Ontario and Mission Hills, Mexico, as well as the common stock of certain Mexican subsidiaries. As a result, our financial statements are presented under two different bases of accounting. All historical Rhodia activity up to and including August 13, 2004 under the predecessor basis is on a combined basis, and all Innophos activity from August 14, 2004 under the successor basis is on a consolidated basis.

	Predecessor (Combined)			Successor (Consolidated)
	Year Ended December 31,		January 1, through August 13, 2004	August 14, through December 31, 2004	Year Ended December 31,
	2002	2003			2005	2006
	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
Statement of Operations Data:
Net sales	$511,806	$503,920	$332,721	$205,607	$535,499	$541,797
Cost of goods sold	406,049	422,914	277,014	177,568	443,254	449,516

Gross profit	105,757	81,006	55,707	28,039	92,245	92,281

Operating expenses:
Selling, general and administrative	38,920	38,452	22,875	19,026	48,685	59,598
Research and Development	5,294	4,816	3,106	964	2,240	1,734
In-process Research and Development	—	—	—	1,200	—	—
Goodwill impairment(1)	—	17,600	—	—	—	—
Restructuring(2)	1,675	2,082	1,783	—	—	—
Asset securitization, net	1,776	963	(66)	—	—	—

Total operating expenses	47,665	63,913	27,698	21,190	50,925	61,332

Income from operations	58,092	17,093	28,009	6,849	41,320	30,949
Interest expense, net	4,175	3,351	3,098	11,065	46,628	58,242
Foreign exchange (gains) losses, net	207	1,735	627	315	177	(162)
Other (income) expense, net	86	146	22	(50)	(516)	(228)

Income (loss) before income taxes	53,624	11,861	24,262	(4,481)	(4,969)	(26,903)
Provision (benefit) for income taxes	19,279	11,245	8,954	(3,706)	6,724	5,914

Net income (loss)	$34,345	$616	$15,308	$(775)	$(11,693)	$(32,817)

Allocation of net income (loss) to common shareholders(3):
Class A	*	*	*	$(5,563)	$(14,867)	$(26,546)
Class L	*	*	*	$4,788	$3,174	$1,605
Common	*	*	*	*	*	$(7,876)

Per Share Data:
Income (Loss) Per Share(3):
Basic
Class A	*	*	*	$(0.58)	$(1.55)	$(2.77)
Class L	*	*	*	$1.79	$1.19	$0.60
Common	*	*	*	*	*	$(0.39)
Diluted
Class A	*	*	*	$(0.58)	$(1.55)	$(2.77)
Class L	*	*	*	$1.79	$1.19	$0.60
Common	*	*	*	*	*	$(0.39)

Weighted Average
Shares Outstanding(3):
Basic
Class A	*	*	*	9,590,851	9,597,696	9,595,061
Class L	*	*	*	2,676,473	2,678,383	2,677,648
Common	*	*	*	*	*	20,270,463
Diluted
Class A	*	*	*	9,590,851	9,597,696	9,595,061
Class L	*	*	*	2,676,473	2,678,383	2,677,648
Common	*	*	*	*	*	20,270,463

*	Not applicable

	Predecessor (Combined)						Successor (Consolidated)
	Year Ended December 31,				January 1, through August 13, 2004		August 14, through December 31, 2004	Year Ended December 31,
	2002		2003					2005	2006
	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
Other Data:
Cash flows provided by (used in):
Operating activities	$59,319		$26,348		$44,095		$(5,375)	$46,058	$40,937
Investing activities	(13,790)		(12,673)		(2,633)		(486,432)	(10,862)	(15,577)
Financing activities	(45,671)		(10,330)		(43,287)		503,052	13,445	(55,003)
Capital expenditures	12,557		13,107		2,745		4,046	10,862	15,577
Ratio of earnings to fixed charges(4)	10.0	x	3.1	x	7.3	x	*	*	*

*	Due to the losses for the period August 14, 2004 through December 31, 2004, 2005 and 2006 the coverage ratio was less than 1:1. Innophos would have had to generate additional earnings of $4,481 for the period August 14, 2004 through December 31, 2004, $4,969 for 2005 and $26,903 for 2006, respectively, to achieve a ratio of 1:1.

	Predecessor (Combined) Year Ended December 31,		Successor (Consolidated) Year Ended December 31,
	2002	2003	2004(5)	2005	2006
	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
Balance Sheet Data:
Accounts receivable(6)	$48,527	$52,689	$66,324	$55,842	$56,316
Inventories	66,640	61,849	66,563	76,281	70,569
Property, plant & equipment, net	299,088	298,235	333,549	305,016	277,222
Total assets	582,702	569,996	630,891	646,189	565,320
Total debt	165,680	209,941	384,555	528,795	399,800
Total owner’s net investment	271,604	240,573	—	—	—
Total stockholders’ equity	$—	$—	$138,725	$10,786	$60,712

(1)	Represents the non-recurring and non-cash impairment write-down of goodwill at our Mexican subsidiaries pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” as of December 31, 2003.
(2)	Restructuring costs primarily represent employee termination costs and relate to the following items:

(a)	$1.7 million in 2002 primarily for the elimination of 50 individuals in our Mexican operations in an effort to streamline plant operations and to reduce headcount,

(b)	$2.1 million in 2003 primarily for the elimination of (i) 38 individuals at our Chicago Heights facility in connection with the outsourcing of certain distribution and packaging operations and (ii) 24 individuals in our Mexican operations as we positioned ourselves as a stand-alone company, and

(c)	$1.8 million from January 1—August 13, 2004 primarily relating to (i) headcount reductions at our Cranbury headquarters relating to the restructuring of our company to a product-focused organization and (ii) the elimination of seven individuals at our Chicago Heights facility relating to the aforementioned initiatives.

(3)	We have not reflected any distributions or other amounts attributable to common stock including an earnings per share calculation for the predecessor period given the different basis of accounting between predecessor and successor period and that the predecessor had not issued any common stock or potential common stock. The Class A Common Stock and the Class L Common Stock was outstanding from August 14, 2004 to November 2, 2006. The Common Stock is a new single class of Common Stock from November 3, 2006 to December 31, 2006. On December 18, 2006, our Board of Directors declared a pro-rata quarterly dividend of $0.11 per common share for record date of January 15, 2007 and payment date of January 30, 2007.
(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

(5)	The successor period reflects the application of purchase accounting in accordance with SFAS No. 141, “Business Combinations”, and represents the consolidated financial statements of Innophos Holdings, Inc. and wholly-owned subsidiaries.
(6)	Accounts receivable does not include the unretained portion of gross accounts receivable that had been sold under Rhodia’s asset securitization program as follows (in thousands):

	Predecessor (Combined) Year Ended December 31,		Successor (Consolidated) Year Ended December 31,
	2002	2003	2004(5)	2005	2006
Gross accounts receivable	$71,017	$71,231	$66,324	$55,842	$56,316
Unretained portion	22,490	18,542	—	—	—

Accounts receivable	48,527	52,689	66,324	55,842	56,316

Included in pre-tax loss are the following unusual items:

	$ Millions
	2005	2006
Unusual Items Included in Operating Income:
Advisory and Termination Fees Paid to Bain Capital(a)	$3.3	$15.2
Gains on Mexican Statute Change & Legal Entity Restructuring(b)	(2.2)	(0.9)
Separation Consulting Fees, Professional Fees and Other Costs(c)	5.1	3.2
Legal Expenses Related to CNA Litigation(d)	1.8	0.1
Other Items Impacting Operating Income(e)	0.5	—

Total of Unusual Items Included in Operating Income	8.5	17.6

Unusual Items Included in Net Interest Expense:
Call Premiums and Penalties(f)	—	3.6
Deferred Financing Acceleration due to Debt Retirement(g)	0.4	3.4

Total of Unusual Items in Net Interest Expense	—	7.0

Total Unusual Items Included in Loss Before Tax	$8.9	$24.6

(a)	Advisory Fees relates to an advisory agreement with Bain Capital for general executive and management services as well as merger, acquisition and divestiture assistance and analysis of financial alternatives. In exchange for these services, Bain Capital receives an annual advisory service fee of $2.0 million plus transaction related fees and reasonable out of pocket expenses. The 2005 fee of $3.3 million included $1.2 million relating to our February 2005 leveraged recapitalization. The 2006 fees include $13.2 million to terminate the advisory agreement.
(b)	Mexican Statute Change represents a non-cash benefit related to a Mexican benefits reserve adjustment as a result of changes in the law governing such benefits. The legal entity restructuring relates to a one time non-income tax gain triggered by the restructuring of our Mexican legal entities.
(c)	Separation Consulting Fees, Professional Fees and Other Separation Costs represents fees for information technology, tax compliance, and other expenses incurred in conjunction with our transition to a stand-alone entity post-separation from Rhodia. This adjustment also includes fees (primarily legal and accounting) incurred in conjunction with the registration of our Senior Subordinated Notes and Floating Rate Senior Notes.
(d)	CNA Litigation relates to legal costs associated with our CNA claim.
(e)	Other includes charges recorded for estimated environmental remediation costs at our Nashville site as well as other small non-recurring expenses.
(f)	Call premiums and related prepayment penalties are a result of the call of our $83.3 million Floating Rate Senior Notes.
(g)	Acceleration of non-cash deferred financing charges related to the prepayment of the Floating Rate Senior Notes and term loan prepayments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this report.

Overview

Innophos Holdings, Inc. is the parent of Innophos Investments Holdings, Inc., which owns 100% of Innophos, Inc; all are incorporated under the laws of the State of Delaware. On June 10, 2004, Innophos entered into a definitive purchase and sale agreement with affiliates of Rhodia to acquire certain assets and equity interests related to Rhodia’s North American specialty phosphates business, referred to herein as the Phosphates Business. The acquisition of the Phosphates Business from Rhodia, referred to herein as the “Acquisition”, was consummated on August 13, 2004, at a closing purchase price of $473.4 million, pending finalization of a working capital dispute relating to the closing balance sheet.

On November 2, 2006 the Company announced its IPO of 8,695,652 shares of common stock, of which the Company sold 8,000,000 shares of common stock and the selling stockholders sold 695,652 shares of common stock, priced at $12.00 per share. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. In addition, the underwriters had an option to purchase up to an additional 1,304,348 shares at the IPO from the selling stockholders which was exercised on November 10, 2006 to cover over-allotments of shares. The Company did not receive any proceeds from the sale of over-allotments. A registration statement relating to these securities was declared effective as of November 2, 2006 by the U.S. Securities and Exchange Commission. The transaction closed on November 7, 2006. The Company’s net proceeds from this offering were approximately $87.2 million, after deducting estimated underwriters discounts and commissions and estimated offering expenses. The Company used the majority of the offering proceeds to pay down approximately $83.3 million in aggregated principal of Innophos Investment Holdings Floating Rate Senior Notes due 2015, or the Floating Rate Senior Notes, on December 11, 2006. As a result of this prepayment, the Company paid a call premium and accrued interest of approximately $4.4 million. Furthermore, the redemption of these notes resulted in an approximate $2.0 million charge to earnings for the acceleration of deferred financing charges.

For periods prior to August 13, 2004, the following discussion and analysis is based upon the aggregation of the Phosphates Business’ historical financial statements and our review of their business and operations. For periods prior to August 13, 2004, the Phosphates Business had been operated as fully integrated businesses of Rhodia. As such, historical financial statements have been derived from the financial statements and accounting records of Rhodia and reflect significant assumptions and allocations. For example, parent transfers and expense allocations include information technology, finance, accounting, legal, insurance, human resources, employee benefits, asset securitization, interest expense and depreciation expense. Although the allocation methodologies were reasonable, differences have occurred in our operations as a stand-alone entity. Furthermore, we believe the discussion and analysis of the Phosphates Business’ financial condition and combined results of operations set forth below are not indicative, nor should they be relied upon as an indicator, of our future performance.

Below is a summary chart of the corporate structure of our direct parents and subsidiaries.

Items Affecting Comparability

Predecessor/Successor bases of accounting

Our financial statements shown in this report of Form 10-K have been presented under two different bases of accounting. All historical Rhodia predecessor activity up to and including August 13, 2004 is on a combined basis, and all Innophos successor activity from August 14, 2004 is on a consolidated basis. The following discussion and analysis is based upon the aggregation of these two bases of accounting for the full year ended December 31, 2004, and our review of the business and operations during such period. We believe this information provides the most meaningful presentation of our results of operations. This approach is a non-GAAP presentation and may yield results that are not strictly comparable on a period-to-period basis and may not reflect the actual results we would have achieved.

As a result of the Acquisition, our assets and liabilities have been adjusted to their fair value as of the closing date. Depreciation and amortization expenses are higher in successor accounting periods due to these fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets. The income statement for the period August 14, 2004 through December 31, 2004 includes the following expenses related to purchase accounting: (1) cost of goods sold includes $6.4 million of non-cash purchase accounting charges related to inventory fair value adjustments and (2) operating expenses include $1.2 million of non-cash purchase accounting charges for in-process research and development.

During the period that Rhodia owned the Phosphates Business, it provided the majority of our needs for information technology, finance, accounting, legal, purchasing, human resources, benefits administration, insurance, and other services. These costs, and others such as sale leaseback and asset securitization expenses, were allocated to us by Rhodia. Since we are now an independent entity, there have been significant changes to our operating cost structure that have had a material impact on our operations. The historical results that include the predecessor accounting basis discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” do not reflect certain cost adjustments which began immediately after the Acquisition.

Interest expense has increased substantially in the successor period in connection with our financing arrangements, which includes a $149.0 million senior credit facility, $190.0 million of 8.875% Senior Subordinated Notes due 2014, or the Senior Subordinated Notes, and $60.8 million of Floating Rate Senior Notes, all of which are further described in the liquidity section that follows.

We believe the discussion and analysis of our and the Phosphates Business’ financial condition and combined results of operations set forth below are not indicative, nor should they be relied upon as an indicator of, our future performance. Please refer to the footnotes to the Financial Statements included in Part II, Item 8, including “Summary of Significant Accounting Policies—Basis of Statement Presentation,” for important additional information concerning the basis of presentation of financial information.

Critical Accounting Policies and Estimates

Fiscal Year

Our fiscal year end is December 31.

Basis of Combined/Consolidated

Our discussion and analysis of our financial condition and results of operations are based upon our combined/consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for bad debts, the recoverability of long-term assets such as goodwill and intangible assets, depreciation and amortization periods, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our combined/consolidated financial statements.

Revenue Recognition

Our revenue is primarily generated through the sale of our three main product lines: Specialty Salts and Specialty Acids, Purified Phosphoric Acid and STPP & Other Products, where other consists primarily of fertilizers that we sell as a co-product of the purified wet acid process. Revenues are recognized upon transfer of title and risks of loss, when persuasive evidence of an arrangement exists, delivery has occurred, the customer’s price is fixed or determinable and collectibility is reasonably assured. Customer rebates are estimated throughout the period and are recorded as a reduction of sales at the point of sale. This analysis requires judgment from management. If the actual rebate is higher or lower than the estimate, the difference is adjusted against revenue. Historically, the reserves provided for customer rebates have not significantly varied from the actual amounts.

Allowances for Doubtful Accounts Receivable

The collectibility of accounts receivable is evaluated based on a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations, an allowance is recorded against amounts due to reduce the net recognized receivable to the amount that is reasonably expected to be collected. A considerable amount of judgment is required in order to make an assessment of collectibility of the accounts receivable including a detailed analysis of the aging receivables, the current creditworthiness of our customers and an analysis of historical trends. Historically, the reserves provided for uncollectible accounts have not varied significantly from actual amounts.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method. These costs include raw materials, direct labor, manufacturing overhead and depreciation. Spare parts are included in inventory and valued at actual cost.

Inventories, including spare parts, are evaluated for excess quantities, obsolescence or shelf-life expiration. This evaluation includes an analysis of historical sales levels by product and projections of future demand. To the extent management determines there are excess, obsolete or expired inventory quantities, valuation reserves are recorded against all or a portion of the value of the related products with the appropriate charge to cost of sales.

Environmental Costs

Environmental liabilities are recorded when it is probable that these liabilities have been incurred and the amounts can be reasonably estimated. These liabilities are estimated based on an assessment of many factors, including the amount of remediation costs, the timing and extent of remediation actions required by the applicable governmental authorities, and the amount of our liability after considering the liability and financial resources of other potentially responsible parties. Generally, the recording of these accruals coincides with the assertion of a claim or litigation, completion of a feasibility study or a commitment to a formal plan of action. Anticipated recoveries from third parties are recorded as a reduction of expense only when such amounts are deemed realized.

Deferred Taxes

Deferred taxes are accounted for by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements. Accordingly, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are assessed for recoverability and a valuation allowance is considered necessary if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We will continue to analyze our current and future profitability and probability of the realization of our deferred tax assets in future periods. If we determine that we will be able to utilize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to income in the period such determination is made.

Valuation of Goodwill and Long-Lived Assets

Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires periodic tests of the impairment of Goodwill. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review for us is conducted during the fourth quarter of each year. We use a discounted cash flow approach based on forward-looking information of revenues and costs as well as appropriate discount rates for each reporting unit.

Long-lived assets including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Impairments to long-lived assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. The determination whether or not these assets are impaired and the corresponding useful lives of these long-lived assets requires significant judgment.

Stock Options

On April 1, 2005, the Company granted 448,819 Class L stock options and 4,039,372 Class A stock options which is equivalent to 448,819 stock option strips. All of these options remained outstanding at December 31, 2006. Each option strip required the recipient to exercise in tandem one option of Class L stock and nine options of Class A stock. All stock option strips are granted with an aggregated exercise price equal to or greater than the total fair market value of the underlying Class L and Class A shares. In connection with the IPO, the Company effectuated a recapitalization, through an amendment to our certificate of incorporation to declare a reverse stock split to reduce the number of Class A Common Stock and Class L Common Stock and reclassify the Class A Common Stock and Class L Common Stock to a single Class of Common Stock. Immediately prior to the consummation of the IPO, each outstanding share of Class A common stock was converted, giving effect to a reverse stock split, into approximately 0.2183 shares of common stock and, in exchange for the extinguishing of the distribution preference due in respect of the Class L shares, each outstanding share of Class L common stock was converted into approximately 0.5482 shares of common stock, in complete satisfaction of our obligations in respect of the Class L shares. As a result of the recapitalization, the historical stock option strips were converted as required under the terms of the original plan to 1,116,944 of single class common stock options with the same vesting schedule.

The Company accounts for the April 1, 2005 stock option grant using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The valuation method that the Company used under SFAS No. 123 dictated the transition method that the Company used under SFAS No. 123(R). As permitted under SFAS No. 123, the Company valued its stock options at the grant date using the minimum value method. Because the Company used the minimum value method under SFAS No. 123, we adopted SFAS No. 123(R) using the prospective transition method and therefore, prior periods were not restated and we have not recognized in the financial statements the remaining compensation cost calculated under the minimum value method, as required by paragraph 83 of SFAS No. 123(R).

Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). We will continue to account for the outstanding awards under APB 25 until they are settled or modified. Upon the adoption of SFAS No. 123(R), the Company did not modify any existing awards that were granted under SFAS No. 123. The Company established a restricted stock program which is accounted for under SFAS No. 123(R).

Pension and Post-retirement Costs

The Company maintains both noncontributory defined benefit pension plans and defined contribution plans that together cover all U.S. and Canadian employees.

In the U.S., salaried and most hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Nashville union-represented hourly employees hired before April 2004 are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay. Both of these plans were established by Innophos, Inc. in 2004.

In Canada, salaried employees are covered by defined contribution plans which provide for company contributions as a percent of pay, employee contributions, and company matching contributions. Union-represented hourly employees are covered by a defined benefit plan providing benefits based on a negotiated benefit level and years of service.

Our pension and postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and the expected long-term rate on plan assets. These assumptions require significant judgment and material changes in our pension and postretirement benefit costs may occur in the future due to changes in these assumptions, changes in levels of benefits provided, and changes in asset levels. Such assumptions are based on benchmarks obtained from third party sources.

As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $75 thousand. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $91 thousand.

Allocation of Purchase Price

Assets acquired and liabilities assumed in an acquisition are determined based on fair value measures as determined by management. The method used to determine the asset values included a variety of valuation techniques such as the excess earnings method, the relief from royalty method, the income approach and the replacement cost approach. Such valuation techniques involve significant estimates and judgments made by management including the probability of weighted projected future cash flows related to the business and specific intangibles, estimated useful lives and the discount rate applied to the cash flows. The valuation of most intangibles utilized a discount rate of 12% which included an additional risk premium for the intangible asset. In-process research and development utilized a discount rate of 15% due to the increased risk inherent in the unproven nature of the products being developed as compared to the other intangible assets. If different assumptions were utilized, it could result in a significant change to the allocation of the purchase price and the value established for assets acquired.

Claims and Legal Proceedings

In addition, in the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and we can reasonably estimate its potential liability. The recording of required reserves may change in the future due to new developments in each matter. Although the ultimate outcome of these matters is currently not determinable, unless otherwise noted, we do not believe that the resolution of these matters in a manner adverse to their interest will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period.

Claims and Legal Proceedings

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission, or CNA, demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing in 1998 and 1999, or Salt Water Claims, and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant, or Fresh Water Claims.

As initially assessed by the CNA, and as shown in the table below, the claims total approximately $135.0 million at current exchange rates as of February 28, 2007.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
	(dollars in millions)
Basic Charges	$26.6	$10.4	$37.0
Interest, Inflation and Penalties	78.3	19.7	98.0

Total	$104.9	$30.1	$135.0

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims, and we are vigorously defending the matter.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims made by that agency. On August 29, 2005, the CNA rejected the substantive challenges as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming the original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at $30.1 million for the Fresh Water Claims and no amount for the Salt Water Claims as they were revoked. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and some CNA rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims that were not addressed by CNA. CNA’s responses to the appeals have been filed, and Innophos Fosfatados has filed its counter-response. We do not know what the timing of any decision from the appellate court will be.

Rhodia Indemnification. Under the terms of the Rhodia Agreement, according to which our business was purchased, we received indemnification against a number of contingencies, including claims for Mexican Taxes (as defined in the Rhodia Agreement) such as those alleged by CNA, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the August 13, 2004 closing date of the acquisition. Rhodia has acknowledged its responsibility for such claims, but under a different indemnification obligation (described below) and under a reservation of rights, and has assumed control of the defense of the CNA claims. We asserted that we are entitled to full indemnification for liabilities relating to Taxes and for breach of covenants under the Rhodia Agreement (concerning what we have characterized as a known, undisclosed CNA audit). Rhodia has disagreed, asserting instead that the applicable indemnification under the Rhodia Agreement is for breach of representations and warranties, which in turn would subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a limit of $79.5 million above that deductible amount.

On December 16, 2004, we sued Rhodia in New York State Supreme Court (New York County) seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. We filed a motion for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an order granting our summary judgment motion on both counts on June 13, 2005. Rhodia has appealed the order to the Appellate Division, First Department. Briefing and oral argument before the Court were completed on February 17, 2006, and the matter was submitted for decision. We do not know what the timing of any decision from the appellate court will be.

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $159.3 million (at current exchange rates as of February 28, 2007 with the security amount projected to

February 2007), was required by June 17, 2005. In light of the technical revocation of the Salt Water Claims, we have been advised that the amount of security required would be reduced to $34.6 million at current exchange rates as of February 28, 2007. We believe the posting of security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but has taken the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as duties, taxes and other charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties).

Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Please refer to Item 1A. “Risk Factors” for a further discussion of the potential risks to us of this claim and failure to be indemnified by Rhodia.

Mexican Water Recycling System—PAMCAR Agreement

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility (the “PAMCAR Agreement”). The PAMCAR Agreement required that action plans be completed by December 31, 2004. Under the terms of the PAMCAR Agreement and subject to compliance, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties, taxes and related charges, which would normally have been payable.

All equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complied with the applicable requirements of the PAMCAR Agreement. We have been advised by Mexican environmental counsel that compliance with the discharge limits aspect of the PAMCAR Agreement should be based upon limits which were issued in 2005.

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004, Innophos Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise discharge limits which the now-improved operations can satisfy. In 2005, Innophos Fosfatados received a government authorization known as a

Concession Title (containing a waste water discharge permit and limits) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.3 million at current exchange rates as of February 28, 2007 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.0 million at current exchange rates as of February 28, 2007). We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of December 31, 2006.

Please refer to Item 1A. “Risk Factors” for a further discussion of the potential risks to us of this claim and failure to be indemnified by Rhodia.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of Mosaic seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the MOE. Mosaic stated that, in their view, we and Rhodia (our predecessor in interest prior to 2004) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. We have determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement, and we will seek all appropriate indemnification. Thus far, Rhodia has declined the claim stating that we have not provided “sufficient information.”

In connection with the Rhodia Agreement, various Rhodia entities and the Company, entered into sales representative agreements for the sale of certain of our products in various countries (other than North America). On September 29, 2004, The Company issued notices of termination under all those agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the agreements, totaling approximately $1.4 million. We believe the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total approximately $3 thousand. We believe we have meritorious defenses, and, if the claim is asserted in any proceeding, intend to contest liability vigorously.

In addition, we are party to legal proceedings that arise in the ordinary course of our business. Except as to the matters specifically discussed, we do not believe that these legal proceedings represent probable or reasonably possible liabilities. However, these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

Historical Performance

Results of Operations

The following table sets forth a summary of the Phosphates Business’ operations and their percentages of total revenue for the periods indicated. All historical Rhodia predecessor activity up to and including August 13, 2004 is on a combined basis, and all Innophos successor activity from August 14, 2004 is on a consolidated basis. The year ended December 31, 2004 represents an aggregation of historical predecessor and successor accounting; this is for discussion purposes only, and it is not intended to represent what the results of operations would have been if the Acquisition occurred at the beginning of the period. This approach is a non-GAAP presentation and may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved. (dollars in millions):

	Combined Predecessor		Consolidated Successor		Aggregated		Consolidated Successor
	January 1 through August 13, 2004		August 14 through December 31, 2004		Year Ended December 31, 2004		Year Ended December 31 2005		Year Ended December 31 2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$332.7	100.0	$205.6	100.0	$538.3	100.0	$535.5	100.0	$541.8	100.0
Cost of goods sold	277.0	83.3	177.6	86.4	454.6	84.5	443.3	82.8	449.5	83.0

Gross profit	55.7	16.7	28.0	13.6	83.7	15.5	92.2	17.2	92.3	17.0
Operating expenses: Selling, general and administrative	22.9	6.9	19.0	9.2	41.9	7.8	48.7	9.1	59.7	11.0
Research & Development	3.1	0.9	1.0	0.5	4.1	0.8	2.2	0.4	1.7	0.3
In-Process R&D	—	—	1.2	0.6	1.2	0.2	—	—	—	—
Restructuring	1.8	0.5	—	—	1.8	0.3	—	—	—	—
Asset Securitization, net	(0.1)	(0.0)	—	—	(0.1)	(0.0)	—	—	—	—

Income from Operations	28.0	8.4	6.8	3.3	34.8	6.5	41.3	7.7	30.9	5.7
Interest expense, net	3.1	0.9	11.1	5.4	14.2	2.6	46.6	8.7	58.2	10.7
Foreign exchange (gains)/losses, net	0.6	0.2	0.3	0.1	0.9	0.2	0.2	0.0	(0.2)	(0.0)
Other expense (income)	—	—	(0.1)	(0.0)	(0.1)	(0.0)	(0.5)	(0.1)	(0.2)	(0.0)
Provision /(benefit) for income taxes	9.0	2.7	(3.7)	(1.8)	5.3	1.0	6.7	1.3	5.9	1.1

Net income (loss)	15.3	4.6	(0.8)	(0.4)	14.5	2.7	(11.7)	(2.2)	(32.8)	(6.1)

Year Ended December 31, 2006 compared to the aggregated Year Ended December 31, 2005

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2006 were $541.8 million, an increase of $6.3 million, or 1.2%, as compared to $535.5 million for the same period in 2005. Selling price increases to offset rising raw material costs had a positive impact of 7.6% or $40.8 million on sales. Volume declines due to the loss of share and shedding low margin business, along with the impact of mix and other changes, had a negative impact of 6.4% or $34.5 million upon revenue.

The following table illustrates for the year ended December 31, 2006 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
United States	8.2%	(9.2)%	(1.0)%
Canada	12.9%	(19.4)%	(6.5)%
Mexico	5.7%	0.6%	6.3%

The following table illustrates for the year ended December 31, 2006 the percentage changes for net sales by major product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	10.9%	(2.3)%	8.6%
Specialty Salts and Specialty Acids	5.6%	(8.3)%	(2.7)%
STPP and Other	8.9%	(6.1)%	2.8%

The volume/mix decline of 8.3% in Specialty Salts and Specialty acids comes from the following approximate impacts:

•	0.6% negative impact from discontinuing low margin resales/tolls

•	3.0% negative impact from reduced share at several accounts

•	0.9% negative impact due to customer product reformulation

•	3.8% negative impact from changes in customer inventory levels, mix, and end use demand

The most significant drivers of the 3.0% share loss are:

•	1.1% due to the price driven loss of sales share primarily in one particular product line due to imported material.

•	1.3% due to a customer unexpectedly moving their production offshore. (We have regained this business in 2007)

•	0.6% due to reductions in exports and other accounts.

The volume/mix decline of 6.1% in STPP & Other Products comes from the following approximate impacts:

•	7.5% negative impact from shedding low margin resales

•	1.0% negative impact from lost share at several accounts somewhat offset by increased demand at other existing accounts

•	2.4% positive impact from the timing on export shipments delayed into early January 2006

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2006 was $92.3 million, an increase of $0.1 million, or 0.1%, as compared to $92.2 million for the same period in 2005. Gross margin decreased to 17.0% for the year ended December 31, 2006 versus 17.2% for the same period in 2005. The change in gross profit was primarily due to higher selling prices of $40.8 million, offset by a negative mix effect, higher raw materials, freight, and depreciation costs of $34.2 million. Gross profit was also negatively impacted by a $1.7 million increase in major non-annual maintenance expense at our Coatzacoalcos and Geismar facilities. Finally, gross profit was negatively impacted by $4.8 million ($2.1 million expense in

2006 versus $2.7 million income in 2005) from higher fixed costs due to planned inventory reductions. Inventory declined $5.6 million in the year 2006 compared to an increase of $9.7 million in the year 2005.

Operating Expenses and Research and Development

Operating expenses in 2006 consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the year ended December 31, 2006, were $61.4 million, an increase of $10.5 million, or 20.6%, as compared to the year ended December 31, 2005. This increase was primarily due to $11.9 million increased fees paid to Bain, primarily for termination of the management advisory agreement. Expenses related to the Company’s evaluation of strategic initiatives, which ultimately resulted in our IPO, consisting of management retention bonuses and professional services resulted in increases of $4.7 million. These were offset by $1.7 million lower legal and professional fees related to the Rhodia indemnification matter and the defense of CNA tax claims, $2.2 million lower separation, relocation and recruitment costs, $1.5 million lower Mexico controls and tax compliance costs and $0.7 million reduction in all other operating costs.

Operating Income

Operating income for the year ended December 31, 2006 was $30.9 million, a decrease of $10.4 million, or 25.2%, as compared to $41.3 million for the same period in 2005. Operating income percentages decreased to 5.7% for the year ended December 31, 2006 from 7.7% for the same period in 2005. Below is a summary of unusual expense items in operating income:

	$ Millions
	2006	2005
Unusual Items Included in Operating Income:
Advisory and Termination Fees Paid to Bain Capital	$15.2	$3.3
Gains on Mexican Statute Change & Legal Entity Restructuring	(0.9)	(2.2)
Separation Consulting Fees, Professional Fees and Other Costs	3.2	5.1
Legal Expenses Related to CNA Litigation	0.1	1.8
Other Items Impacting Operating Income	—	0.5

Total of Unusual Items Included in Operating Income	$17.6	$8.5

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2006 was $58.2 million, an increase of $11.6 million, compared to $46.6 million for the same period in 2005. This increase is due to higher interest rates and the full year compounding effect of the Floating Rate Senior Notes of $4.6 million, a call premium of $3.6 million associated with the call of $83.3 million principal of our Floating Rate Senior Notes, $1.8 million higher interest on our senior credit facility primarily due to higher interest rates, and increased deferred financing amortization charges of $3.1 million associated with our Term Loan debt repayments and the call of $83.3 million principal of our Floating Rate Senior Notes. These impacts were partially offset by $1.4 million increase in interest income. Below is a summary of unusual items in net interest expense:

	$ Millions
	2006	2005
Unusual Items Included in Net Interest Expense:
Call Premiums and Penalties	$3.6	$—
Deferred Financing Acceleration due to Debt Retirement	3.4	0.4

Total of Unusual Items Included in Net Interest Expense	$7.0	$0.4

Foreign Exchange

Foreign exchange gain for the year ended December 31, 2006 was $0.2 million, an improvement of $0.4 million, as compared to a loss of $0.2 million for the same period in 2005. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the year ended December 31, 2006 was $5.9 million, compared to $6.7 million for the comparable period of 2005. In the U.S., we continue to carry a full valuation allowance of $16.5 million for our net deferred tax assets. As of December 31, 2006 our estimated accumulated U.S. net operating tax loss, or NOL, was $54.3 million.

Net Loss

Net loss for the year ended December 31, 2006 was $32.8 million, an increase of $21.1 million, compared to a net loss of $11.7 million for the same period in 2005, due to the factors described above.

Year Ended December 31, 2005 compared to the aggregated Year Ended December 31, 2004

AvGard™

The AvGard™ customers, whose transactions are included in the historical results of Rhodia’s Phosphates Business, have been migrating to non-phosphate based technologies over the last several years. In 2004, Rhodia transferred certain assets related to AvGard™, including the relevant intellectual property and marketing rights, as part of its Food Ingredients business divestiture. Subsequent to that divestiture, Rhodia’s Phosphates Business continued, and now the Company continues to supply the new owner of the AvGard™ intellectual property with its required trisodium phosphates (TSP) at reduced selling prices from those experienced prior to divestiture. Following are the impacts to sales and gross profit for the year-to-date period ending December 31st, including price and volume variances ($ millions):

Period	12/31/05	12/31/04	Variance	Price	Volume	Cost
Year-To-Date December Sales	$5.6	$12.4	$(6.8)	$(4.6)	$(2.2)
Year-To-Date December Gross Profit	$0.5	$5.1	$(4.6)	$(4.6)	$(1.1)	$1.1

In the period January 2004—May 2004, Rhodia’s Phosphates Business incurred $2.8 million of operating expenses to support AvGard™. These expenses were eliminated with the sale of AvGard™.

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2005 were $535.5 million, a decrease of $2.8 million, or 0.5%, as compared to $538.3 million for the aggregated period in 2004. Selling price increases to offset rising raw material and energy costs had a positive impact of 12.2% or $65.9 million on sales. Volume declines due to the shedding of low margin business partially offset by improved mix effects had a negative impact of 11.4% or $61.9 million. Sales were also negatively impacted 1.3% or $6.8 million by AvGard™ TSP sales as shown in the previous chart, with $4.6 million of this variance due to lower selling prices, and $2.2 million due to volume declines.

The following table illustrates for the year ended December 31, 2005 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
United States	9.2%	(12.3)%	(3.1)%
Canada	7.3%	(8.2)%	(0.9)%
Mexico	16.3%	(11.8)%	4.5%

The following table illustrates for the year ended December 31, 2005 the percentage changes for net sales by major product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acids	10.4%	(5.9)%	4.5%
Specialty Salts and Specialty Acids	4.9%	1.2%	6.1%
STPP & Other Products	23.2%	(38.8)%	(15.6)%

The 38.8% volume/mix decline in STPP & Other Products comes from the following approximate impacts:

•	25.6% from intentionally shedding low margin resales

•	6.6% from lost share

•	4.7% from timing on an export shipment that delayed into early January 2006

•	1.9% due to customer product reformulation

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2005 was $92.2 million, an increase of $8.5 million, or 10.2%, as compared to $83.7 million for the comparable period in 2004. Gross profit percentage increased to 17.2% for the year ended December 31, 2005 versus 15.6% for the comparable period in 2004. The increase in gross profit was primarily due to the absence of fair value inventory purchase accounting charges of $6.4 million recorded in the prior period, and a $2.7 million benefit from planned inventory increases. Higher selling prices of $65.9 million and positive mix effect were offset by lower volumes, higher raw materials, energy, freight, exchange rate and depreciation costs of $61.9 million. Gross profit was also negatively impacted $4.6 million by AvGard™ TSP as shown in the previous chart, with the majority of this variance coming from lower selling prices.

Operating Expenses and Research and Development

Operating expenses in the current period consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the year ended December 31, 2005, were $50.9 million, an increase of $2.0 million, or 4.1%, as compared to the year ended December 31, 2004. This increase was primarily due to increases of $2.4 million of management and advisory fees paid to our sponsors, $2.2 million of legal and professional fees related to Rhodia and CNA defense and Mexico internal controls, $2.5 million of one-time separation, relocation and recruitment costs, and $0.5 million of professional fees for our $120 million Floating Rate Senior Notes offering and the realted filing of our Registration Statement on Form S-4, offset by $2.8 million lower operating expense to support AvGard™ TSP mentioned earlier, $1.8 million of lower restructuring expenses incurred during the predecessor period, and $1.2 million of lower in-process R&D expense recorded in the prior period.

Operating Income

Operating income for the year ended December 31, 2005 was $41.3 million, an increase of $6.5 million, or 18.7%, as compared to $34.8 million for the comparable period in 2004. Operating income percentages increased to 7.7% for the year ended December 31, 2005 from 6.5% for the comparable period in 2004, as a result of the factors described above.

Interest Expense

Net interest expense for the year ended December 31, 2005 was $46.6 million, an increase of $32.4 million, compared to $14.2 million for the same period in 2004. This increase is primarily due to our new Floating Rate Senior Notes of $13.1 million, a full year of our 2004 Senior Subordinated Notes of $10.7 million, our senior credit facility of $10.4 million, and deferred financing amortization charges of $2.5 million. These affects were partially offset by $1.2 million interest income, and $3.1 million of interest expense incurred by the predecessor in the prior period.

Foreign Exchange

Foreign exchange loss for the year ended December 31, 2005 was $0.2 million, an improvement of $0.7 million, as compared to a loss of $0.9 million for the same period in 2004. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the year ended December 31, 2005 was $6.7 million, compared to $5.3 million for the comparable period of 2004. The increase in the provision is due to higher earnings performance in our Mexico segment. In the U.S., we continue to carry a full valuation allowance of $8.7 million for our net deferred tax asset.

Net Income

Net income for the year ended December 31, 2005 was a net loss of $11.7 million, a decrease of $26.2 million, compared to net income of $14.5 million for the same period in 2004, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Predecessor	Successor	Aggregated	Successor
	January 1 through August 13, 2004	August 14 through December 31, 2004	2004	2005	2006
Segment Net Sales
United States	$204,471	$127,208	$331,679	$321,255	$318,105
Mexico	108,364	66,923	175,287	183,169	194,639
Canada	19,886	11,476	31,362	31,075	29,053

Total	$332,721	$205,607	$538,328	$535,499	$541,797

Net Sales % Growth
United States				(3.1)%	(1.0)%
Mexico				4.5%	6.3%
Canada				(0.9)%	(6.5)%
Total				(0.5)%	1.2%

Segment Operating Income
United States	$17,351	$4,305	$21,656	$21,057	$1,544
Mexico	8,597	1,346	9,943	20,327	28,422
Canada	2,061	1,198	3,259	(64)	983

Total	$28,009	$6,849	$34,858	$41,320	$30,949

Segment Operating Income % of net sales
United States	8.5%	3.4%	6.5%	6.6%	0.5%
Mexico	7.9%	2.0%	5.7%	11.1%	14.6%
Canada	10.4%	10.4%	10.4%	(0.2)%	3.4%

Segment Net Sales:

The United States shows a decrease in net sales of 1.0% in 2006 when compared with 2005. Positive price increases across all product lines of 8.2% did not compensate for volume declines of 9.2%, primarily in Specialty Salts and Specialty Acids and STPP & Other Products. In 2005 net sales decreased 3.1% when compared to 2004, largely as the result of positive price increases across all product lines, more than offset by the impact of volume declines in purified phosphoric acid and STPP, as well as impacts from AvGard™ tri-sodium phosphates as outlined above.

In Mexico 2006 net sales increased 6.3% when compared with 2005. Selling prices increased 5.7% primarily in Purified Phosforic Acid and STPP & Other Products. Revenue increased 0.6% due to volume increases in STPP & Other Products exceeding lower volumes in all other products. Positive price variances across all product lines in 2005 exceeded lower volumes in STPP & Other Products, leading to a net increase of 4.5% compared to 2004.

In 2006 net sales in Canada decreased 6.5% when compared with 2005. Volumes decreased 19.4%, primarily in Specialty Salts and Specialty Acids, which exceeded increased prices of 12.9% across all products. In 2005 net sales decreased 0.9% when compared to 2004 which was due primarily to the impact of lower volumes in STPP and Specialty Salts and Specialty Acids exceeding positive price variances across all product lines. Half the volume decline is in Specialty Salts and Acids, with the largest impact coming from a large customer whose production mix shifted away from products requiring phosphates and the other half is in STPP & Other Products.

Segment Operating Income % of Net Sales:

The 6.1% decrease in the United States from 2005 to 2006 is mainly due to expenses related to the Company’s evaluation of strategic initiatives which ultimately resulted in the IPO and termination of the Bain advisory agreement, all of which was paid by the United States. Increases in raw material prices, and freight costs, unfavorable mix, decreased sales volume exceeding increased prices, and higher fixed costs due to planned inventory reductions added to the decline. Operating income was stable from 2004 to 2005.

The 3.5% increase in Mexico from 2005 to 2006 is due to favorable selling price and lower raw material costs exceeding higher fixed costs due to planned inventory reductions following our major non-annual maintenance outage and related expenses. The 5.4% increase for 2005 against 2004 is due to selling price increases that exceeded cost increases in raw material, energy and freight costs, which were partially reduced by fixed cost benefits due to planned inventory increases in preparation for the major non-annual maintenance outage in early 2006.

The 3.6% increase in Canada from 2005 to 2006 is due to selling price improvements, which exceeded the margin losses from lower sales volumes. Canada showed a decline of 10.6% from 2004 to 2005, as selling price increases did not keep pace with higher raw material prices, energy, and freight costs, along with contribution decreases from lower sales volumes.

The United States had depreciation and amortization of $25.0 million, $25.4 million and $20.9 million in 2006, 2005 and 2004, respectively. Canada had depreciation and amortization of $3.7 million, $3.7 million and $2.2 million in 2006, 2005 and 2004, respectively. Mexico had depreciation and amortization of $17.7 million, $16.8 million and $16.1 million in 2006, 2005 and 2004, respectively.

Liquidity and Capital Resources

The Phosphates Business has historically funded its capital expenditures and ongoing operations through its cash flow from operations and funding from Rhodia.

The following table sets forth a summary of the Company’s cash flows for the periods indicated. All historical Rhodia predecessor activity up to and including August 13, 2004 is on a combined basis, and all Innophos successor activity from August 14, 2004 is on a consolidated basis. The year ended December 31, 2004 represents an aggregation of historical predecessor and successor accounting; this is for discussion purposes only and it is not intended to represent what the cash flows would have been if the Acquisition occurred at the beginning of these periods. This approach is a non-GAAP presentation and may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved. (dollars in millions):

	Predecessor	Successor	Aggregate	Successor
	January 1 through August 13, 2004	August 14 through December 31, 2004	Year Ended December 31, 2004	2005	2006
Operating Activities	$44.1	$(5.4)	$38.7	$46.1	$40.9
Investing Activities	(2.6)	(486.4)	(489.1)	(10.9)	(15.6)
Financing Activities	(43.3)	503.1	459.8	13.4	(55.0)

Year Ended December 31, 2006 compared to the aggregated Year Ended December 31, 2005

Net cash provided by operating activities was $40.9 million for the year ended December 31, 2006 as compared to $46.1 million for the same period in 2005, a decrease of $5.2 million. The decrease in operating activities is primarily due to $21.1 million lower net income as described earlier, offset by favorable changes of $5.4 million in non-cash items affecting net income, $6.6 million in net working capital, and $4.0 million in non-current accounts.

Non-cash items affecting net income were favorable by $5.4 million primarily due to the higher interest on our Floating Rate Senior Notes, and increased deferred financing resulting from our debt retirement. These affects were partially offset by reduced deferred taxes.

The change in net working capital is a source of cash of $7.1 million in 2006 compared to a source in 2005 of $0.5 million, an increase of $6.6 million. The net source of $7.1 million in 2006 is due to the following:

$0.4 million higher accounts receivable;

$0.6 million lower net other current assets and other current liabilities primarily from lower interest payable due to the reduced level of debt and lower income taxes payable due to the offset of prepaid income tax in Mexico;

$2.4 million higher accounts payable as the result of normal business operating activities and;

$5.7 million lower inventory described below:

Total inventories decreased $5.7 million from December 2005 levels as the result of planned reductions after completion of the major non-annual maintenance outages at Coatzacoalcos and Geismar in the first half of 2006. Days of inventory on hand decreased 6 days as a result of this action. The following chart shows its historical performance:

	Aggregated	Successor	Successor
	2004	2005	2006
Inventory Days on Hand	53	63	57

Changes in non-current accounts had a favorable impact on cash of $4.0 million. This was due to increased long term liabilities, mostly pension related, a favorable change in deferred profit sharing in Mexico (in 2005 there was a $2.1 million reduction in long term deferred profit sharing due to tax law changes).

On October 18, 2006 we entered into management retention bonus agreements with certain executives which provide, upon the successful completion of an initial public offering, for a total bonus of $4.6 million. Innophos Inc. expensed $2.5 million of this amount in the fourth of quarter 2006 and the remainder will be expensed over 2007, 2008 and the first quarter of 2009.

Net cash used for investing activities was $15.6 million for the year ended December 31, 2006, compared to $10.9 million for the same period in 2005, a reduction in cash of $4.7 million. This is due to increased capital spending, some of which is related to the cogeneration project in Coatzacoalcos, the completion of the information technology separation from Rhodia, and packaging and yield improvement projects at Nashville and Waterway facilities in the United States. It is expected that capital spending will continue to run below depreciation levels, although 2007 will see a substantial increase compared to the last two years due to the cogeneration project.

Net cash from financing activities for the year ended December 31, 2006 was a use $55.0 million, compared to source of cash of $13.4 million in 2005, a decrease of $68.4 million. In 2006 there were net proceeds of $87.2 million as a result of the IPO, after deducting for underwriting discounts, commissions, and expenses. The funds were used to call $83.3 million principal of Floating Rate Senior Notes and pay related call premiums and penalties. The company made principal payments on its term loan of $58.9 million of which $17.9 million was the excess cash flow payment required five days after issuance of the 2005 annual audited financial statements, as defined in our credit agreement, and voluntary prepayments of $38.9 million. The financing activities during the year ended December 31, 2005 were attributable to the Company electing to borrow the remaining $42.0 million of our term loan under our senior credit facility to retire the $17.0 million outstanding on our revolving credit facility, along with term loan principal payments of $11.7 million. Lastly, on February 10, 2005 Innophos Investments Holdings, Inc. completed a private offering of $120 million Floating Rate Senior Notes, in which the proceeds from the offering, less fees and expenses, was a distribution to the stockholders of Innophos Holdings, Inc.

Year Ended December 31, 2005 compared to the aggregated Year Ended December 31, 2004

Net cash provided by operating activities was $46.1 million for the year ended December 31, 2005 as compared to $38.7 million for the same period in 2004, an increase of $7.4 million. This improvement in operating activities is primarily due to $6.1 million higher EBITDA (excluding non-cash purchase accounting charges of $7.6 million in 2004) and $2.9 million of lower taxes paid in 2005, as $21.6 million of favorable changes in current and other long-term assets and liabilities exclusive of interest and taxes mostly offset higher interest payments of $23.2 million.

Net current assets and liabilities show a source of cash of $0.5 million in 2005 compared to a use in 2004 of $18.6 million which was caused by a rebuild of working capital that was retained by Rhodia on the transaction date in accordance with our purchase and sale agreement. The net use of $0.5 million in 2005 is due to the following:

$10.5 million lower accounts receivable as a result of more timely cash collections in the United States and Mexico;

$14.0 million of higher other current liabilities primarily from higher income taxes payable in Mexico and higher payroll, benefits, and pension related accruals covering a full year for 2005 compared to 4.5 months for 2004;

$2.6 million higher other current assets due to prepaid income taxes in Mexico;

$11.7 million lower accounts payable in Mexico and;

$9.7 million higher inventory levels further described below:

Total inventories increased 14.6% from December 2004 levels, primarily in volume, although valuations are also higher due to raw material and energy cost increases. We did rebuild U.S. calcium salts volumes from very tight supply levels in 2004. Mexico volumes are up after finishing 2004 at low levels due to lost production from a scheduled maintenance outage in the fourth quarter of 2004. Spare parts inventories increased by 14.3% as we prepare for a similar maintenance outage in Mexico during the first quarter of 2006. We had 63 days of inventory on hand at December 31, 2005 which is now the high end of the range depicted in the following chart of historical performance:

	Predecessor	Aggregated	Successor
	2003	2004	2005
Inventory Days on Hand	53	53	63

Net cash used for investing activities was $10.9 million for the year ended December 31, 2005, compared to $489.1 million for the same period in 2004, of which $473.4 million was used to purchase the Phosphate Business from Rhodia. Capital spending increased $4.1 million compared to 2004.

Net cash from financing activities for the year ended December 31, 2005 was $13.4 million, compared to $459.8 million for 2004, a decrease of $446.4 million. The large inflow of cash provided by financing activities in 2004 was a result of borrowings from the senior credit facility, the senior subordinated notes due 2014, and the equity contributions, all of which were used to consummate the Acquisition of the Phosphate Business. The financing activities during 2005 were attributable to the company electing to borrow the remaining $42.0 million of our term loan under our senior credit facility to retire the $17.0 million outstanding on our revolving credit facility. In addition, for the year ended December 31, 2005, the Company made principal payments on its term loan of $11.7 million of which $9.5 million were optional prepayments which will be applied to the excess cash flow payment required five days after issuance of the annual audited financial statements, as defined in our credit agreement.

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

Post-IPO

On November 7, 2006, Innophos Holdings, Inc. successfully completed its IPO on NASDAQ, selling 8 million primary shares at $12 per share. Net proceeds plus cash on hand were used for the following:

1.	Called on December 11, 2006 $83.3 million principal of Floating Rate Senior Notes due 2015 and paid related premiums of $3.6 million and interest of $0.8 million.

2.	Made $38.9 million of voluntary repayments on our Term Loan in October and November of 2006. As a result, the Company will not be required to make an excess cash flow payment for full year 2006.

3.	Paid Bain Capital $13.2 million on November 7, 2006 to terminate our advisory agreement as permitted under the agreement upon the consummation of an IPO.

4.	Paid IPO related expenses in November and December of 2006, including management retention bonuses of $2.5 million.

In 2006 total debt was reduced $129.0 million or 24.4% from $528.8 million to $399.8 million as of December 31, 2006. Net debt (short term and long term debt net of cash) was $368.0 million. Total debt is comprised of a $149.0 million senior credit facility, $190.0 million senior subordinated notes due 2014, and $60.8 million Floating Rate Senior Notes due 2015. In the fourth quarter of 2006 we obtained a senior credit facility amendment to allow us to pay annually up to $15.0 million dividends to our stockholders, and pay the interest on our Floating Rate senior notes in cash. In November 2006 we paid $4.8 million cash interest on the Floating Rate Senior Notes due 2015.

Our senior credit facility currently totals $199.0 million, consisting of a five-year $50.0 million revolving credit facility and a six-year $149.0 million term loan facility. We had outstanding $149.0 million under our term loan facility as of December 31, 2006 and no amounts outstanding under the revolving credit facility, except for $4.5 million of letters of credit.

We have available funds under our revolving credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service, capital expenditures and working capital. On December 31, 2006, $45.5 million remained available under the revolving credit facility to finance working capital needs, as there was $4.5 million issued under our letter of credit sub-facility. The commitments under the revolving credit facility will expire on August 14, 2009. We will be able to repay revolving credit loans and reborrow amounts that are repaid up to the amount of the revolving credit commitment then in effect, subject to the debt agreement provisions. The borrowings under the term loan facility are expected to mature on August 14, 2010 and are expected to be payable in quarterly installments of approximately $0.4 million through September 30, 2009 and four quarterly installments of approximately $36.2 million thereafter.

The interest rate on the borrowings under the senior credit facility is predicated upon the absence of any material adverse change in our financial condition as well as the absence of any financial covenants defaults as defined. As of December 31, 2006, no material adverse change has occurred and we believe that we are in full compliance with the covenant requirements of the senior credit facility.

As indicated in Part II, Item 5, the company intends to pay a quarterly dividend at an annual rate of approximately $0.68 per share. The company is not required to pay dividends, and their shareholders will not be guaranteed, or have contractual or other rights, to receive dividends. The Company’s Board of Directors may decide, in its discretion, at any time, to decrease the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends. As all of the business for Innophos Holdings, Inc. is transacted through Innophos, Inc. and Subsidiaries, Holdings, Inc. is dependent on earnings and the distribution of funds from Innophos, Inc. and Subsidiaries.

On December 18, 2006 our Board of Directors declared a pro rata quarterly dividend of $0.11 per common share, totaling approximately $2.3 million, paid on January 30, 2007 to shareholders on record as of January 15, 2007.

Capital Expenditures

We spent $15.6 million for the year ended December 31, 2006 on projects that were capitalized. Additionally, we spent $36.3 million in 2006 on maintenance projects that were expensed during the year. Of this $36.3 million, $3.6 million was related to planned major non-annual maintenance expenses. These amounts compare to $10.9 million of 2005 capitalized projects. In 2005 we spent $33.0 million on maintenance projects that were expensed during the year of which $3.0 million was related to planned major non-annual maintenance. We expect our capital expenditures to continue to run below depreciation levels but expect an increase in 2007 due to our cogeneration project in Mexico.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term contractual cash obligations as of December 31, 2006 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Senior credit facility(1)	$149,000	$1,524	$1,524	$37,346	$108,606	$—	$—
Senior Subordinated Notes
Due 2014(2)	318,577	16,863	16,862	16,863	16,862	16,863	234,264
Future Service Pension Benefits	7,375	368	424	509	593	655	4,826
Other(3)	516,637	42,851	44,801	44,801	44,801	44,801	294,582
Operating Leases	20,797	4,540	3,736	3,193	2,764	2,178	4,386
Floating rate senior notes due 2015(4)	60,800	—	—	—	—	—	60,800

Total contractual cash obligations	$1,073,186	$66,146	$67,347	$102,712	$173,626	$64,497	$598,858

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be $11.3 million assuming a 7.57% interest rate.
(2)	Amounts include fixed rate interest payments at 8.875% for years 2007 and thereafter.
(3)	Represents minimum annual purchase commitments to buy raw materials from a supplier that extends through 2018.
(4)	$60.8 million floating rate senior notes due 2015 which were issued by Innophos Investments Holdings, Inc. on February 10, 2005. Amounts do not include variable rate interest payments. Estimated annual cash interest payments would be $8.1 million assuming a 13.36% interest rate.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 155, SFAS No. 156, FASB Interpretation No. 48, SFAS No. 157, and SFAS No. 159, all of which are summarized below.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statement No. 133 and 140.” In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of FASB Statement No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material effect on its consolidated financial position or results of operations.

SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a material effect on its consolidated financial position or results of operations.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48 which prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material effect on its consolidated financial position or results of operations.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). In February 2007, the FASB issued SFAS No. 159 which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company will be as of the beginning of fiscal 2008. The Company is currently evaluating the impact this statement will have on its consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2006, we had $190.0 million principal amount of fixed-rate debt and $209.8 million of outstanding floating-rate debt. On our senior credit facility based on $149.0 million outstanding as floating rate debt on our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.5 million per year. In addition, Innophos Investments Holdings, Inc. has $60.8 million of floating rate senior notes. As all of the business for Innophos Investments is transacted through Innophos, Inc. and its subsidiaries, Innophos Investments is dependent on earnings and the distribution of funds from Innophos, Inc. and subsidiaries. Since the company’s intention is to pay interest on these notes in cash, as permitted by our second amendment of our credit agreement and senior bond indenture, an increase of one percentage point would cause an increase to cash interest expense of approximately $0.6 million per year.

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

We do not currently hedge our commodity or currency rate risks. On February 15, 2005, we entered into a two year interest rate cap derivative instrument with a notional amount of $15 million, which is consistent with the requirements under the credit agreement. In addition, in April 2006, we entered into two interest rate cap derivative instruments each with a notional amount of $100 million with the first interest rate cap instrument expiring in April 2008 and the other interest rate cap instrument expiring in April 2009. We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. No one customer accounted for more than 10% of our sales in the last 3 years.

Foreign Currency Exchange Rates

The U.S. dollar is the functional currency of the Canadian and Mexican operations. Accordingly, these operations’ monetary assets and liabilities are translated at current exchange rates, non-monetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities. All transaction gains and losses are included in net income.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Financial Statements for the years ended December 31, 2006, December 31, 2005 and for the period from August 14, 2004 to December 31, 2004 and the Combined Financial Statements for the period of January 1, 2004 to August 13, 2004:

Reports of Independent Registered Public Accounting Firm	56
Balance Sheets at December 31, 2006 and December 31, 2005	58
Statements of Operations for the years ended December 31, 2006, December 31, 2005 and for the periods from August 14, 2004 to December 31, 2004 and January 1, 2004 to August 13, 2004	59
Statements of Stockholders’ Equity, Owner’s Net Investment and Other Comprehensive Income (Loss) for the years ended December 31, 2006, December 31, 2005 and for the periods from August 14, 2004 to December 31, 2004 and January 1, 2004 to August 13, 2004	60
Statements of Cash Flows for the years ended December 31, 2006, December 31, 2005 and for the periods from August 14, 2004 to December 31, 2004 and January 1, 2004 to August 13, 2004	61
Notes to Financial Statements	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Innophos Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders equity, owners net investment and other comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Innophos Holdings, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and December 31, 2005, and for the period from August 14, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedule listed in the index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans in 2006.

/s/    PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Rhodia S.A.:

In our opinion, the accompanying combined statements of operations, of owner’s net investment and other comprehensive income and of cash flows present fairly, in all material respects, the results of operations and cash flows of the Rhodia Phosphate Business (the “Phosphates Business”) for the period January 1, 2004 to August 13, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Phosphates Business’ management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Phosphates Business is comprised of businesses which are integrated with the business of Rhodia S.A. (“Rhodia”); consequently, as indicated in Note 1, these financial statements have been derived from the accounting records of Rhodia and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, the Phosphates Business relies on Rhodia and its other businesses for administrative, management, research and other services. Accordingly, these combined financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Phosphates Business had it been a stand alone company.

/s/    PricewaterhouseCoopers LLP

Florham Park, New Jersey

November 16, 2004, except for the Mexican tax claims litigation discussed in paragraph 9 and 10 of note 16 of the financial

statements for the year ended December 31, 2006, appearing

herein, as to which the date is January 31, 2005

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Consolidated Successor December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$31,760	$61,403
Accounts receivable—trade	56,316	55,842
Inventories	70,569	76,281
Other current assets	13,652	22,609

Total current assets	172,297	216,135
Property, plant and equipment, net	277,222	305,016
Goodwill	47,268	47,268
Intangibles and other assets, net	68,533	77,770

Total assets	$565,320	$646,189

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,524	$20,009
Accounts payable:
Trade and other	30,879	28,418
Other current liabilities	40,200	49,757

Total current liabilities	72,603	98,184
Long-term debt	398,276	508,786
Other long-term liabilities	33,729	28,433

Total liabilities	504,608	635,403

Commitments and contingencies (note 16)

Stockholders’ Equity:
Class A common stock, par value $.001 per share; authorized 0 and 21,825,130 shares; issued and outstanding 0 and 9,597,696 shares	—	9
Class L common stock, par value $.001 per share; authorized 0 and 6,090,633 shares; issued and outstanding 0 and 2,678,383 shares	—	3
Common stock, par value $.001 per share; authorized 100,000,000 and 0 shares; issued and outstanding 20,270,463 and 0 shares	20	—
Paid-in capital	109,793	24,597
Retained deficit	(45,285)	(12,468)
Other comprehensive loss	(3,816)	(1,355)

Total stockholders’ equity	60,712	10,786

Total liabilities and stockholders’ equity	$565,320	$646,189

See notes to consolidated and combined financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Consolidated Successor			Combined Predecessor
	Year Ended		December 31, 2004 August 14, 2004 to	January 1, 2004 to August 13, 2004
	December 31, 2006	December 31, 2005
Net sales	$541,797	$535,499	$205,607	$332,721
Cost of goods sold	449,516	443,254	177,568	277,014

Gross profit	92,281	92,245	28,039	55,707

Operating expenses:
Selling, general and administrative	59,598	48,685	19,026	22,875
Research & Development Expenses	1,734	2,240	964	3,106
In-process Research & Development	—	—	1,200	—
Restructuring	—	—	—	1,783
Asset securitization, net	—	—	—	(66)

Total operating expenses	61,332	50,925	21,190	27,698

Operating income	30,949	41,320	6,849	28,009
Interest expense, net	58,242	46,628	11,065	3,098
Foreign exchange (gains)/losses	(162)	177	315	627
Other expense (income), net	(228)	(516)	(50)	22

(Loss) income before income taxes	(26,903)	(4,969)	(4,481)	24,262
Provision for (benefit from) income taxes	5,914	6,724	(3,706)	8,954

Net (loss) income	(32,817)	(11,693)	(775)	$15,308

Preference distribution to Class L shareholders	1,605	3,174	4,788

Net loss attributable to Class A shareholders	(26,546)	$(14,867)	$(5,563)

Net loss attributable to common shareholders	$(7,876)

Per Share Data (see Note 12):
Income (Loss) Per Share:
Basic
Class A	$(2.77)	$(1.55)	$(0.58)
Class L	$0.60	$1.19	$1.79
Common	$(0.39)
Diluted
Class A	$(2.77)	$(1.55)	$(0.58)
Class L	$0.60	$1.19	$1.79
Common	$(0.39)
Weighted Average
Shares Outstanding:
Basic
Class A	9,595,061	9,597,696	9,590,851
Class L	2,677,648	2,678,383	2,676,473
Common	20,270,463
Diluted
Class A	9,595,061	9,597,696	9,590,851
Class L	2,677,648	2,678,383	2,676,473
Common	20,270,463

See notes to consolidated and combined financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders' Equity, Owner's Net Investment and Other Comprehensive Income (Loss)

(Dollars and shares in thousands)

	Number of Common Shares	Number of Class A Shares	Number of Class L Shares	Owner’s Net Investment	Stock $0.001 Par Value	Retained Deficit	Paid-in Capital	Officer Loans	Accumulated Other Comprehensive Income/ (Loss)	Total Shareholders’ Equity
Predecessor—Combined
Balance, December 31, 2003	—	—	—	$240,573	$—	$—	$—	$—	$—	$240,573
Net income				15,308						15,308
Reduction of advances from Rhodia, net				(21,478)						(21,478)

Balance, August 13, 2004	—	—	—	$234,403	$—	$—	$—	$—	$—	$234,403

Successor—Consolidated
Balance, August 13, 2004	—	—	—	$—	$—	$—	$—	$—	$—	$—
Net loss						(775)				(775)
Minimum pension liability adjustment, (net of tax $228)									(423)	(423)

Other comprehensive (loss), net of tax										(1,198)

Issuance of Class A shares		9,591			9		31,767			31,776
Issuance of Class L shares			2,676		3		108,353			108,356
Officer loans								(209)		(209)

Balance, December 31, 2004	—	9,591	2,676	$—	$12	$(775)	$140,120	$(209)	$(423)	$138,725

Net loss						(11,693)				(11,693)
Minimum pension liability adjustment, (net of tax $502)									(932)	(932)

Other comprehensive (loss), net of tax										(12,625)

Issuance of Class A shares		7					23			23
Issuance of Class L shares			2				77			77
Repayment of officer loan								178		178
Interest on officer loan								(5)		(5)
Distribution to stockholders							(115,587)			(115,587)

Balance, December 31, 2005	—	9,598	2,678	$—	$12	$(12,468)	$24,633	$(36)	$(1,355)	$10,786

Net loss						(32,817)				(32,817)
Minimum pension liability adjustment, (net of tax $145)									270	270

Other comprehensive (loss), net of tax										(32,547)

Adoption of SFAS No. 158, (net of tax $135)									(2,731)	(2,731)
Retirement of Class A shares		(5)								—
Retirement of Class L shares			(1)							—
Share conversion class A		(9,593)								—
Share conversion class L			(2,677)							—
Share conversion of single class common shares	12,270									—
Net proceeds from initial public offering (net of expenses $8,831)	8,000				8		87,161			87,169
Stock based compensation							231			231
Repayment of officer loan								36		36
Dividends declared							(2,232)			(2,232)

Balance, December 31, 2006	20,270	—	—	$—	$20	$(45,285)	$109,793	$—	$(3,816)	$60,712

See notes to consolidated and combined financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Consolidated Successor			Combined Predecessor
	Year Ended		August 14, 2004 to December 31, 2004	January 1, 2004 to August 13, 2004
	December 31, 2006	December 31, 2005
Cash flows from operating activities
Net (loss) income	$(32,817)	$(11,693)	$(775)	$15,308
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46,443	45,932	16,986	22,182
Amortization of deferred financing charges	6,669	3,642	1,071	—
Deferred income taxes/(benefit)	(3,673)	(843)	(3,841)	152
Deferred profit sharing	217	(2,052)	—	(23)
Non-cash interest for floating rate senior notes	13,176	10,895	—	—
Stock based compensation—Restricted Stock	231	—	—	—
Non-cash charges related to inventory fair value adjustment	—	—	6,400	—
Non-cash charges related to in-process R&D	—	—	1,200	—
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(474)	10,482	(49,562)	(1,943)
(Increase)/decrease in inventories	5,712	(9,718)	(6,634)	1,444
(Increase)/decrease in other current assets	8,957	(2,632)	(13,119)	(4,415)
(Decrease)/increase in accounts payable	2,461	(11,650)	24,415	7,064
(Decrease)/increase in other current liabilities	(9,557)	14,035	18,548	5,618
Changes in other long-term assets, liabilities and other comprehensive income (loss), net	3,592	(340)	(64)	(1,292)

Net cash provided from (used in) operating activities	40,937	46,058	(5,375)	44,095

Cash flows from investing activities:
Capital expenditures	(15,577)	(10,862)	(4,046)	(2,745)
Acquisition of Phosphates business	—	—	(473,406)
Cost of acquisition		—	(8,980)	—
Other investing activities	—	—	—	112

Net cash used for investing activities	(15,577)	(10,862)	(486,432)	(2,633)

Cash flows from financing activities:
Proceeds from share capital issue, (net of expenses $8,831)	87,169	—	—	—
Proceeds from issuance of senior subordinated notes	—	—	190,000	—
Proceeds from term-loan	—	42,000	178,000	—
Borrowings under revolving lines of credit	—	—	18,500	—
Capital contribution	—	100	139,923	—
Distribution to stockholders	—	(115,587)	—	—
Proceeds from issuance of floating rate senior notes	—	120,000	—	—
Principal payments of floating rate senior note	(83,272)	—	—	—
Principal payments of term-loan	(58,900)	(11,655)	(445)	—
Repayment of revolver	—	(17,000)	(1,500)	—
Deferred financing costs	—	(4,413)	(21,426)	—
Net change in borrowings with Rhodia	—	—	—	(4,394)
Repayments to banks and other	—	—	—	(17,004)
Net reduction in advances from Rhodia	—	—	—	(21,889)

Net cash provided from (used for) financing activities	(55,003)	13,445	503,052	(43,287)

Net change in cash	(29,643)	48,641	11,245	(1,825)
Cash and cash equivalents at beginning of period	61,403	12,762	1,517	3,345

Cash and cash equivalents at end of period	$31,760	$61,403	$12,762	$1,520

See notes to condensed consolidated and combined financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

1. Basis of Statement Presentation:

Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation and Combination

Innophos Holdings, Inc. and its Subsidiaries, (“Company”) is a specialty phosphates producer in North America. Specialty phosphates include purified phosphoric acid and its downstream phosphate derivatives. Specialty phosphates are used as ingredients in a wide variety of food and beverage, consumer products, pharmaceutical, and nutritional supplements, and industrial applications.

The accompanying financial statements are presented under two different (“Predecessor” and “Successor”) bases of accounting. Prior to August 13, 2004, under the “Predecessor” basis of accounting, the combined financial statements of the Rhodia Phosphates Business (the “Phosphate Business”) include the assets, liabilities and results of operations of the Phosphates Business in the United States located at the Chicago Heights, Illinois, Chicago, Illinois (Waterway), Nashville, Tennessee and Geismar, Louisiana facilities which were owned by Rhodia Inc.; the Phosphates Business in Canada located at the Port Maitland, Ontario and Buckingham, Quebec facilities which were owned by Rhodia Canada Inc.; and the Phosphates Business in Mexico located at the Mission Hills, Guanajuato facility which was owned by Rhodia de Mexico S.A. de C.V. The combined financial statements also include the accounts of Rhodia Troy Grupo Industrial S.A. de C.V. and Rhodia Mexicana S.A. de C.V. and their direct subsidiaries Rhodia Fosfatados de Mexico S.A. de C.V. and Rhodia Servicios de Mexico S.A. de C.V. which were engaged in the Phosphates Business in Mexico located at the Coatzacoalcos, Veracruz facility.

Rhodia Inc., Rhodia Canada Inc., Rhodia de Mexico S.A. de C.V., Rhodia Troy Grupo Industrial S.A. de C.V., Rhodia Mexicana S.A. de C.V., Rhodia Fosfatados de Mexico S.A. de C.V. and Rhodia Servicios de Mexico S.A. de C.V. were indirect, wholly-owned subsidiaries of Rhodia, S.A. (“Rhodia”), an international specialty chemicals company.

The entities and operations that comprised the Phosphates Business were derived from the accounting records of Rhodia and have been accounted for at historical costs and combined on the basis of a reorganization of companies under common control.

The combined statements of income include all revenues and expenses attributable to the Phosphates Business, including the allocated costs of facilities, functions and services used by the Phosphates Business at shared sites and costs for certain functions and services performed by Rhodia and its subsidiaries that were charged to the Phosphates Business. All allocations and estimates in these combined financial statements are based on activity-based drivers (service or usage) or formula-based drivers (net sales, employees, capital employed) that the Phosphates Business’ management believes are reasonable. However, these allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if the Phosphates Business had been operated as a separate entity.

All intercompany transactions and balances between entities and operations included in the Phosphates Business have been eliminated.

On August 13, 2004, under the “Successor” basis of accounting, a newly formed holding company, Innophos Holdings, Inc. (“Holdings”), owned by Bain Capital Partners, LLC (“Bain Capital”), acquired 100% of the common stock of Innophos Inc. Innophos Inc. and its subsidiaries acquired from Rhodia the assets of the United States, Port Maitland, Ontario and Mission Hills, Mexico operations, as well as the common stock of

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

certain Mexican subsidiaries which together comprised the Phosphate Business. The purchase price was $473.4 million and subject to subsequent post closing working capital adjustments which are not complete as defined in the purchase agreement related to the transaction. The aggregate cash costs together with the costs and fees necessary to consummate the transaction were financed by equity contributions of $139.9 million, issuance of $190.0 million of Senior Subordinated Notes due in 2014 and a senior credit facility which includes a six-year $220.0 million term loan facility and a five-year $50.0 million revolving credit facility. The purchase of the Company is hereafter referred to as the “Transaction”.

The Successor Financial Statements are consolidated and include the accounts of Innophos Holdings, Inc, Innophos Investments Holdings, Inc. and Innophos Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Certain assets, liabilities and expenses that are included in the combined financial statements of the Phosphates Business were retained by Rhodia, principally certain working capital components related to the US, Canadian and Mission Hills operations, certain intercompany indebtedness, the asset securitization program, the capital lease obligations, the long-term debt associated with the Chicago Heights facility, the environmental liabilities associated with the Buckingham, Quebec facility, and Rhodia Mexicana S.A. de C.V.’s and Rhodia Canada Inc.’s investments in Albright & Wilson PAAD Ltd.

The unaudited, supplemental pro forma information provided reflects the Transaction as if it had occurred on January 1, 2004. Included in these pro forma adjustments are the consideration of the fair value of the property, plant and equipment and intangibles; amortization expense of the deferred financing fees; the interest expense related to the new debt; and other contractual arrangements which arose from the Transaction. The unaudited, supplemental pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the transaction actually been consummated as of January 1, 2004, nor is it indicative of future results of the operations.

For year ended December 31, 2004
Pro forma Net Sales	$535,662
Pro forma Net Income (loss)	(1,121)

The acquisition of the Company has been accounted for in accordance with SFAS No. 141 “Business Combinations.” The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimates of their respective fair values at the date of acquisition. Fair values were determined by management estimates. The fair value of each identifiable intangible asset was determined by the use of discounted cash flows taking into consideration certain various valuation methodologies, such as, relief-from-royalty method for the trademarks, tradenames, developed technology and application patents, excess earnings method for the customer relationships and in-process R&D, the discounted income method for license agreements, and the present value of the incremental benefits for supply contracts.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

August 14, 2004
Total acquisition consideration:
Cash paid upon acquisition	$473,406
Liabilities assumed	63,828
Acquisition related costs	8,980

546,214
Less: Book value of net assets acquired	366,274

Acquisition consideration less book value of net assets acquired	$179,940

Fair value adjustment for inventory	$6,400
Fair value adjustment for property, plant and equipment	64,172
Acquired in-process research and development	1,200
Application patents and developed process technology	36,600
Tradenames	8,100
License agreements	1,200
Supply contracts	4,900
Customer relationships	10,100
Goodwill	47,268

$179,940

As a result of the transaction, acquired in-process research and development of $1,200 that was not technological feasible was expensed in the period from August 14, 2004 to December 31, 2004, thereby reducing operating income for the period. These research and development assets are in the developmental stage bearing technical risks of success with no current products or revenue streams.

The carrying value of inventory was increased $6,400 to reflect the inventory fair value at August 14, 2004. The effect of the fair value adjustment is to increase the cost of goods sold and thereby reducing gross profit in future periods when the inventory is sold. The Company sold most of that inventory within 2 months after the closing of the transaction, and all of the $6,400 was expensed in the period from August 14, 2004 to December 31, 2004.

Fair value opening Balance Sheet

August 14, 2004
Current assets	$95,577
Property, plant and equipment	344,671
Goodwill	47,268
Identifiable intangibles	62,100
Other assets	22,135

Total assets	$571,751

Current portion of long-term debt	$1,780
Current liabilities	32,827
Long-term debt	366,220
Other long-term liabilities	31,001
Stockholders’ equity	139,923

Total liabilities and stockholders’ equity	$571,751

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Innophos Investments Holdings, Inc.

Innophos Investments Holdings, Inc., (“Investments Holdings”) reorganized under commonly controlled entities, was incorporated on January 31, 2005 and is a wholly owned subsidiary of Innophos Holdings, Inc. On February 2, 2005, Innophos Holdings, Inc. contributed 100% of its interest in Innophos, Inc. to Innophos Investments Holdings, Inc. which resulted in the exchange of 1,000 shares of Innophos, Inc. for 297 shares of Innophos Investments Holdings, Inc. On February 10, 2005, Innophos Investments Holdings, Inc. offered $120 million of floating rate senior notes with a maturity of February 15, 2015. The use of the net proceeds from this note offering was a distribution to Innophos Holdings, Inc. which in turn made a distribution to its stockholders.

Initial Public Offering

In November 2006, the Company completed an initial public offering in which we sold 8,000,000 issued shares of Common Stock at the price of $12.00 per share (before underwriting discounts and commissions). Prior to that offering, our capital structure was revised to convert two previously outstanding classes of common stock into our current single class Common Stock and was also modified by a reverse stock split affecting the then outstanding shares. Prior to the offering, there was no established trading market for our equity securities. The shares and earnings per share calculations have been retro-actively adjusted for all periods presented to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States which require the use of judgements and estimates made by management. Actual results could differ from those estimates. Some of the more significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. Management routinely reviews its estimates and assumptions utilizing currently available information, changes in facts and circumstances, and historical experience.

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable is recorded at the invoiced amount and does not bear interest. The collectibility of accounts receivable is evaluated based on a combination of factors. Allowances for doubtful accounts are recorded based on the length of time the receivables are past due and historical experience. In circumstances when it is probable that a specific customer is unable to meet its financial obligations, an allowance is recorded against amounts due to reduce the receivable to the amount that is reasonably expected to be collected.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the basis of the first-in, first-out method. These costs include raw materials, direct labor, manufacturing overhead and depreciation. Spare parts are included in inventory and valued at actual cost.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Inventories, including spare parts, are evaluated for excess quantities, obsolescence or shelf-life expiration. This evaluation includes an analysis of historical sales levels by product and projections of future demand. To the extent management determines there are excess, obsolete or expired inventory quantities, valuation reserves are recorded against all or a portion of the value of the related products with the appropriate charge to cost of sales.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is reflected in net income. Interest is capitalized in connection with the construction of major renewals and improvements. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets, ranging from ten to forty years for buildings and improvements, and three to twenty years for machinery and equipment. Leasehold improvements are amortized over the lease term or the estimated useful life of the improvement, whichever is less.

Goodwill

Goodwill represents the excess of the acquisition cost over the fair value of net assets of businesses acquired. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) replaces the amortization of goodwill and indefinite-lived intangible assets with the replacement of periodic tests of the impairment of these assets. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market for such unit. The Company’s annual impairment test for impairment of all reporting units occurs during the fourth quarter of each year.

Other Intangible Assets

Other intangible assets, which consist of developed technology, a supply agreement, customer relationships, tradenames, a non-compete agreement, patents, licenses and software, are amortized on a straight-line basis over their estimated useful lives. For capitalized software the amortization period is three to five years; all other identifiable intangibles amortization period is up to twenty years.

External direct costs in developing or obtaining internal use computer software and payroll, and payroll-related costs for employees dedicated solely to the project, to the extent of the time spent directly on the project and which they meet the requirements of SOP 98-1, are capitalized.

Long-Lived Assets

Long-lived assets including property, plant and equipment and amortized intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Impairments to long-lived assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operations of a long-lived asset. SFAS No. 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement cost is then capitalized as part of the carrying value of the long-lived asset and subsequently charged to expense over the asset’s useful life.

Revenue Recognition

Revenues are recognized upon transfer of title and risks of loss, when persuasive evidence of an arrangement exists, delivery has occurred, the customer’s price is fixed or determinable and collectibility is reasonably assured. Rebates are recorded as a reduction of Net sales at the point of sale. Customer rebates are estimated throughout the period and are recorded as a reduction of sales at the point of sale. This analysis requires significant amount of judgment from management. If the actual rebate is higher or lower than the estimate, the difference is adjusted against revenue.

Shipping and Handling Fees and Costs and Advertising Expenses

Shipping and handling fees and costs invoiced to customers are included in Net sales. Shipping and handling fees and costs incurred by the Company are included in Cost of goods sold. Advertising expenses, which are not significant, are expensed as incurred.

Foreign Currency Translation

The U.S. dollar is the functional currency of the Canadian and Mexican operations. Accordingly, these operations monetary assets and liabilities are translated at current exchange rates, non-monetary assets and liabilities are translated at historical exchange rates. Revenue and expenses related to monetary assets and liabilities are translated at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities. All translation gains and losses are included in net loss.

Research and Development Expenses

Research and development expenditures, including expenditures relating to the development of new products and processes and significant improvements and refinements to existing products, are expensed as incurred.

Income Taxes

The Company’s United States subsidiaries file a consolidated U.S. tax return. Certain of the Mexican subsidiaries file separate tax returns and current income taxes receivable or payable are reflected on the accompanying balance sheets. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences. During the predecessor periods, the US and Canada tax amounts calculated on a separate return basis as currently receivable or payable have been included in Owner’s net investment.

Deferred tax assets are assessed for recoverability and a valuation allowance is provided if it is more likely than not that the associated tax benefit will not be recognized.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Environmental Costs

Environmental liabilities are recorded undiscounted when it is probable that these liabilities have been incurred and the amounts can be reasonably estimated. These liabilities are estimated based on an assessment of many factors, including the amount of remediation costs, the timing and extent of remediation actions required by the applicable governmental authorities, and the amount of the Company’s liability after considering the liability and financial resources of other potentially responsible parties. Generally, the recording of these accruals coincides with the assertion of a claim or litigation, completion of a feasibility study or a commitment to a formal plan of action. Anticipated recoveries from third parties are recorded as a reduction of expense only when such amounts are realized. All insurance receivables are recorded gross of the estimated liability.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net income, adjusted for changes in other comprehensive income items such as minimum pension liabilities. In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company has identified and reported other comprehensive income in stockholders’ equity.

Stock Options

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” the Company was required to use the prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

On April 1, 2005, the Company granted 448,819 Class L stock options and 4,039,372 Class A stock options, prior to giving effect to the reverse stock split and conversion of our Class L shares and Class A shares into our new class of common stock. This is equivalent to 448,819 stock option strips, of which all remain outstanding. Each option strip required the recipient to exercise in tandem one option of Class L stock and nine options of Class A stock. All stock option strips are granted with an aggregated exercise price equal to or greater than the total fair market value of the underlying Class L and Class A shares.

In connection with the IPO, the Company effected a recapitalization, through an amendment to our certificate of incorporation to declare a reverse stock split to reduce the number of Class A Common Stock and Class L Common Stock and reclassify the Class A Common Stock and the Class L Common Stock to a single class of Common Stock. As a result of the recapitalization, the historical stock option strips were converted, as required under the terms of the original plan, to 1,116,944 stock option of the new class of Common Stock currently outstanding with the same vesting schedule. The exercise price is $2.55 per option. The Company accounts for the stock option plan using the intrinsic value method in accordance with APB Opinion No. 25, valuation method that the Company used under SFAS No. 123 dictated the transition method that the Company used under SFAS No. 123(R). As permitted under SFAS No. 123, the Company valued its stock options at the grant date using the minimum value method. Because the Company used the minimum value method under SFAS No. 123, we adopted SFAS No. 123(R) using the prospective transition method and therefore, prior periods were not restated and we have not recognized in the financial statements the remaining compensation cost calculated under the minimum value method. The determination of the fair value of the underlying common stock used to determine the exercise prices for the stock options granted on April 1, 2005 was performed contemporaneously with the issuance of these common stock option grants.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Under the prospective method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). The Company will continue to account for the outstanding awards under APB 25 until they are settled. Upon the adoption of SFAS No. 123(R) and at December 31, 2006, the Company did not modify any existing stock option awards that were granted under SFAS No. 123.

Restricted Stock

On November 2, 2006, the Company’s Board of Directors awarded 173,568 shares of restricted stock with a fair value of $2.1 million to directors and certain executive officers. These awards are classified as equity awards and vest over nine quarters in equal installments of 11.11% per quarter beginning January 1, 2007. Declared dividends will accrue on the restricted stock and will vest over the same period. Upon vesting, the restricted stock will convert into an equivalent number of shares of common stock. The related compensation expense is based on the date of grant share price of $12. The compensation expense is amortized on a straight-line basis over the requisite service period. The Company recognized approximately $0.2 million of compensation expense in 2006 and will record approximately $0.9 million of compensation expense in 2007. There are 173,568 unvested shares granted as of December 31, 2006. No restricted stock awards have vested as of December 31, 2006.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 155, SFAS No. 156, FASB Interpretation No. 48, SFAS No. 157 and SFAS No. 159, all of which are summarized below.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statement No. 133 and 140.” In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of FASB Statement No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material effect on its consolidated financial position or results of operations.

SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS No. 156 will have a material effect on its consolidated financial position or results of operations.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48 which prescribes a model for how a company should recognize, measure, present, and disclose in its financial

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for annual periods beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material effect on its consolidated financial position or results of operations.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company will be as of the beginning of fiscal 2008. The Company is currently evaluating the impact this statement will have on its consolidated financial position or results of operations.

2. Related Party Transactions:

In connection with the Transaction, the Company entered into an advisory agreement with Bain Capital. This agreement was for general executive and management services, merger, acquisition and divestiture assistance, analysis of financial alternatives and finance, marketing, human resource and other consulting services. In exchange for these services, Bain Capital received an annual advisory services fee of $2 million plus reasonable out-of-pocket expenses. Additionally, Bain Capital was entitled to transaction fees of 1.0% of the total value of the transaction, plus reasonable out-of-pocket expenses, on the completion of any financing transaction, change in control transaction, material acquisition or divestiture by Holdings or its subsidiaries.

This agreement had a multi-year initial term, and thereafter was subject to automatic one-year extensions unless Holdings or Bain Capital provided written notice of termination; provided, however that if the advisory agreement was terminated due to a change in control or an initial public offering of Innophos prior to the end of its term, then Bain Capital would be entitled to receive the present value of the advisory services fee that would otherwise have been payable through the end of the term. Bain Capital received customary indemnities under the advisory agreement.

On November 7, 2006, the Company terminated its advisory agreement with Bain Capital, as permitted under the agreement upon a consummation of an IPO, and paid Bain Capital a $13.2 million termination fee.

Randy Gress, our Chief Executive Officer, executed a promissory note dated as of August 13, 2004 in favor of Holdings for a loan in the amount of $152. Of that amount, approximately $126 was repaid by Mr. Gress in connection with the distributions made upon the issuance of the Floating Rate Senior Notes. On July 14, 2006, Innophos Inc. paid a special bonus, net of applicable taxes, in the amount of $32 to Mr. Gress in order for Mr. Gress to retire the outstanding promissory note and the outstanding loan balance, including accrued interest, of $32 in July 2006.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

During the predecessor periods, The Phosphates Business’ purchases of product from affiliates were $5.9 million in the period from January 1, 2004 to August 13, 2004. The Phosphates Business’ sales of product to affiliates was $8.4 million in the period from January 1, 2004 to August 13, 2004.

The Phosphate Business sold its products in the U.S. and Canada through four market-based enterprises: Specialty Phosphates, Food Ingredients, Rhodia Pharma Solutions and Home, Personal Care and Industrial Ingredients. The Specialty Phosphates enterprise was comprised solely of phosphate technology products. Certain costs, principally sales and marketing, were allocated from the Food Ingredients, Rhodia Pharma Solutions and Home, Personal Care and Industrial Ingredients enterprises. These allocations totaled $2.4 million in the period from January 1, 2004 to August 13, 2004 and are included in selling, general and administrative expenses.

The Phosphates Business was charged for services performed by Rhodia Inc. and Rhodia Canada Inc., including services for administrative, facilities, finance, information technology, health, safety and environmental, human resources, legal, purchasing and warehousing, communications and insurance costs. The allocated costs for these services in the period from January 1, 2004 to August 13, 2004 were $12.0 million. In the period from January 1, 2004 to August 13, 2004, $3.5 million was charged to cost of goods sold and $8.6 million was charged to selling, general and administrative expenses.

The Phosphates Business was charged for selling, general and administrative services performed by Rhodia. The allocated costs for these services in the period from January 1, 2004 to August 13, 2004 were $1.1 million. In addition, the Phosphates Business’ Mexican operations were charged insurance costs by Rhodia of $0.7 million in the period from January 1, 2004 to August 13, 2004 which were charged to cost of goods sold.

The Phosphates Business was charged for research and development services performed by Rhodia. The allocated costs for these services in the period from January 1, 2004 to August 13, 2004 were $1.5 million and were charged to selling, general and administrative expenses.

The Phosphates Business was charged or allocated interest expense from Rhodia and its subsidiaries at market-based interest rates for short-term borrowings and long-term debt. The total interest expense charged or allocated to the Phosphates Business in the period from January 1, 2004 to August 13, 2004 was $1.8 million and is included in Interest expense (see Note 9).

The Phosphates Business was charged rental expense for its allocated portion of the sale/leaseback obligations. The total rental expense charged to the Phosphates Business in the period from January 1, 2004 to August 13, 2004 was $0.9 million. The charge incurred for period January 1, 2004 to August 13, 2004 was included in interest expense, all other periods were included in Cost of goods sold.

The Phosphates Business was charged for its allocated portion of the asset securitization program net costs. The total amount charged (credited) to the Phosphates Business in the period from January 1, 2004 to August 13, 2004 was $(66).

The key economic assumptions used in the period from January 1, 2004 to August 13, 2004 for measuring residual interests were a discount rate of 2.1%; a loss dilution rate of 31.9% to 44.0%; and a variable return to investors of LIBOR plus 1%.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Inventories:

Inventories consist of the following:

	Successor	Successor
	2006	2005
Raw materials	$17,129	$14,076
Finished products	46,789	55,253
Spare parts	6,651	6,952

	$70,569	$76,281

Inventory reserves for inventories as of December 31, 2006 were $7,471 and $5,456 for December 31, 2005.

4. Other Current Assets:

Other current assets consist of the following:

	Successor	Successor
	2006	2005
Creditable taxes (value added taxes)	$243	$6,052
Prepaid income taxes	2,718	5,350
Other prepaids	10,585	9,889
Other	106	1,318

	$13,652	$22,609

5. Property, Plant and Equipment, net:

Property, plant and equipment, at cost, consist of the following:

	Successor	Successor
	2006	2005
Land and buildings	$79,790	$78,134
Machinery and equipment	285,694	274,719
Construction-in-progress	6,511	6,277

	371,995	359,130
Less accumulated depreciation	94,773	54,114

	$277,222	$305,016

Depreciation expense, excluding depreciation expense in changes of inventory, was $41,249, $39,419, $14,748, and $20,374 in 2006, 2005, the period from August 14, 2004 to December 31, 2004 and the period from January 1, 2004 to August 13, 2004, respectively, which excludes $826 in the period from January 1, 2004 to August 13, 2004 of allocated depreciation and amortization charged from Rhodia Inc. (see Note 2).

6. Goodwill:

	United States	Mexico	Canada	Total
Balance, December 31, 2006 and 2005	$7,237	$37,501	$2,530	$47,268

There were no changes to goodwill during 2006.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	Successor	Successor
		2006	2005
Supply agreement, net of accummulated amortization of $4,900 for 2006 and $2,842 for 2005	2.5	$—	$2,058
Developed technology and application patents, net of accumulated amortization of $4,500 for 2006 and $2,606 for 2005	10-20	32,100	33,994
Customer relationships, net of accumulated amortization of $1,240 for 2006 and $699 for 2005	15-20	8,861	9,401
Tradenames and license agreements, net of accumulated amortization of $1,536 for 2006 and $895 for 2005	5-20	7,764	8,402
Capitalized software, net of accumulated amortization of $1,210 for 2006 and $588 for 2005	3-5	2,089	927
Non-compete agreement, net of accumulated amortization of $714 for 2006 and $414 for 2005	2.5	—	300

Total Intangibles		$50,814	$55,082

Deferred financing costs, net of accumulated amortization of $ 11,360 for 2006 and $4,708 for 2005		$14,555	$21,225
Deferred income taxes		2,779	1,463
Other Assets		385	—

Total other assets		$17,719	$22,688

		$68,533	$77,770

Amortization expense for intangibles, was $6,048, $5,846, $2,201 and $1,808 in 2006, 2005, the period of August 14, 2004 to December 31, 2004 and the period of January 1, 2004 to August 13, 2004, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2007	2008	2009	2010	2011
Intangible amortization expense	$3,841	$3,761	$3,629	$3,345	$3,059

8. Other Current Liabilities:

Other current liabilities consist of the following:

	Successor	Successor
	2006	2005
Payroll related	$8,902	$9,291
Interest	6,641	7,031
Interest, floating rate senior notes	1,039	2,189
Freight and rebates	4,668	5,006
Benefits and pensions	5,087	7,532
Taxes	4,418	11,741
Legal	307	504
Non-trade payable	1,310	1,771
Other	7,828	4,692

	$40,200	$49,757

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:

Short-term borrowings and long-term debt consist of the following:

	Successor	Successor
	2006	2005
Senior credit facility	$149,000	$207,900
Senior subordinated notes	190,000	190,000
Floating rate senior notes	60,800	130,895

	$399,800	$528,795
Less current portion	1,524	20,009

	$398,276	$508,786

The aggregate cash costs together with the costs and fees necessary to consummate the Transaction were financed in part by the senior credit facility and the issuance of senior subordinated notes.

Senior Credit Facility

The Company maintains a senior credit facility which consists of (1) a five-year $50.0 million revolving credit facility (containing a sub-facility available for the issuance of letters of credit) and (2) a six-year $149.0 million term loan facility.

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan facility bear interest at December 31, 2006 at 7.60%. The amount outstanding on the term loan as of December 31, 2006 was $149.0 million.

There was no amount outstanding on the revolving credit facility at December 31, 2006. The Company has issued approximately $4.5 million of letters of credit under the sub-facility as of December 31, 2006. The lenders under the revolving credit facility are paid a fee on unused commitments under that facility at a rate, for approximately the first five months after closing, equal to 0.50% per annum, and, thereafter, to be reduced to 0.375% so long as Innophos’ leverage ratio is equal to or less than 3.0 to 1. During the existence of any default under the credit agreement, the margin on all obligations under the senior credit facility shall increase by 2% per annum.

Our credit agreement requires us to make amortization payments of the term loan facility in quarterly amounts equal to approximately $.381 million over the next 11 quarters, and the principal balance payable in four equal quarterly installments of $36.2 million over the remaining 4 quarters. The following are the annual principal payments for the remaining balance of the term loan facility:

Year Ending	Principal Payment
2007	$1,524
2008	1,524
2009	37,346
2010	108,606

Voluntary prepayments and commitment reductions are permitted in whole or in part, without premium or penalty, subject to minimum prepayment or reduction requirements.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The term loan facility must be prepaid in an amount equal to:

•	100% of the net cash proceeds of all asset sales and dispositions by Holdings and its subsidiaries, subject to certain exceptions;

•	100% of the net cash proceeds from any payment in respect of property or casualty insurance claim or any condemnation proceeding, subject to certain exceptions;

•	100% of the net cash proceeds of issuances of certain debt obligations by Holdings and its subsidiaries, subject to certain exceptions;

•	50% of the net cash proceeds from equity issuances by Holdings and its subsidiaries, subject to certain exceptions;

•

75% of Innophos’ annual excess cash flow (as defined in the credit agreement) in any fiscal year in which Holdings’ leverage ratio (as defined in the credit agreement) is greater than or equal to 3.0 to 1, or 50%, with respect to any fiscal year to the extent the total leverage ratio with respect to such year is less than 3.0 to 1.

The Company is required within five days from the issuance of the 2006 annual financial statements to make a prepayment of the term loan in an amount equal to 75% of the excess cash flow (as defined in our credit agreement) in addition to the required quarterly principal payments. The Company fulfilled this excess cash flow requirement with the prepayment of $38.9 million in connection with the Holdings initial public offering. As such, as of December 31, 2006, $1.5 million classified as the current portion of long term debt represents the 2007 required principal payments.

All of our obligations under the senior credit facility are unconditionally guaranteed by each existing and subsequently acquired or organized domestic subsidiary. The obligations under the senior credit facility (including the guarantees) are collateralized by substantially all of our present and future assets and all present and future assets of each guarantor, including but not limited to:

•	a first-priority pledge of all of our capital stock and all of the outstanding capital stock owned by us or any guarantor in any domestic subsidiary;

•	a first-priority pledge of 66% of the outstanding capital stock owned by us or any guarantor in any first-tier foreign subsidiary; and

•	perfected first-priority security interests in all of our present and future assets and the present and future assets of each guarantor, subject to certain limited exceptions.

The credit agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability to, among other things and subject to various exceptions and limitations, such as:

•	declare dividends, make distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase other debt;

•	incur liens or grant negative pledges;

•	make loans and investments and enter into acquisitions and joint ventures;

•	incur additional indebtedness;

•	amend or otherwise alter the acquisition documents or any debt agreements;

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

•	make capital expenditures;

•	engage in mergers, acquisitions and asset sales;

•	conduct transactions with affiliates;

•	alter the nature of our businesses;

•	change our fiscal quarter or our fiscal year.

We and our subsidiaries are also required to comply with specified financial covenants (consisting of a leverage ratio, an interest coverage ratio and a senior leverage ratio) and various affirmative covenants.

Events of default under the credit agreement include, but are not limited to,

•	our failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period);

•	any representation or warranty proving to have been materially incorrect when made;

•	covenant defaults subject, with respect to certain covenants, to a grace period;

•	bankruptcy events;

•	a cross default to certain other debt;

•	unsatisfied final judgments over a threshold;

•	a change of control;

•	certain ERISA defaults;

•	the invalidity or impairment of any loan document or any security interest.

In connection with the offering of the Floating Rate Senior Notes, we amended our credit facility to permit, among other things:

•	the issuance of the Floating Rate Senior Notes;

•	the formation of Innophos Investments;

•	the substitution of Innophos Investments as a guarantor of the senior credit facility and the release of Holdings from its obligations under the credit agreement and the other loan documents.

In connection with the amendment, subsequently amended in connection with Innophos Holdings, Inc. IPO, related to the offering of the Floating Rate Senior Notes, the Company is subject to certain restrictions in the conduct of its business, its ability to incur indebtedness and its ability to own assets. The amendment also restricts dividends and other payments to be made by Innophos, Inc. to Innophos Investments. For example, Innophos, Inc. may pay dividends to Innophos Investments to provide funding to Innophos Investments or Holdings for (i) payment of corporate overhead expenses of Innophos Investments and Holdings incurred in the ordinary course of business not to exceed $500 in any fiscal year (or, following an initial public offering of the capital stock of Holdings, $1.5 million in any fiscal year), (ii) so long as no event of default shall have occurred and be continuing, payment of any combined, consolidated or unitary taxes that are due and payable by Holdings, Innophos Investments and Innophos, Inc. and payment of any taxes on Holdings’ or Innophos Investment’s corporate franchise, (iii) reasonable fees of officers and directors that are not affiliates of Holdings as well as reimbursements and customary indemnification payments to such officers and directors and (iv) certain payments to Bain Capital.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

In connection with the Innophos Holdings, Inc initial public offering, we have obtained an amendment to our senior credit facility that will, among other things:

•	exclude the proceeds of Holdings initial public offering from the mandatory prepayment provisions of the senior credit facility;

•

allow Innophos, Inc. to pay dividends to Innophos Investments for the purpose of (a) Holdings’ payment of dividends to its stockholders of up to $15.0 million in any fiscal year plus a certain portion of Innophos, Inc.’s excess cash flow (as defined in the credit agreement) and (b) Innophos Investments’ payment in cash of interest then due on the Floating Rate Senior Notes, subject to the limitation that, for interest payment dates after May 15, 2008, any such payment does not exceed a certain portion of Innophos Inc.’s excess cash flow (as defined in the credit agreement).

The amendment related to the Holdings initial public offering, became effective upon satisfaction of certain conditions, including (i) the execution and delivery of the amendment by the required number of lenders under the senior credit agreement by November 1, 2006, (ii) the prepayment of $30.0 million, which was paid on October 30, 2006, under the senior credit agreement, and (iii) prior to December 31, 2006, Holdings’ having completed an initial public offering of its common stock and its having made arrangements for the application of $87.7 million of proceeds of the offering to the prepayment of Floating Rate Senior Notes (including approximately $4.4 million in prepayment penalties and interest).

In addition, the credit agreement includes customary provisions regarding breakage costs incurred in connection with prepayments, changes in capital adequacy and capital requirements or their interpretation, illegality, unavailability and payments free and clear of withholding.

As required by the credit agreement, the Company must maintain 50% of its outstanding debt of the credit facility and the senior subordinated notes in fixed rate instruments. As such, on February 3, 2005, the Company executed a rate cap derivative instrument. The terms of this derivative instrument is a rate cap of 5%, with a reference index based on three month LIBOR, a notional amount of $15 million and is for a term of two years expiring on February 3, 2007. In addition, in April 2006, we entered into two interest rate cap derivative instruments each with a notional amount of $100 million with the first interest rate cap instrument expiring in April 2008 and the other interest rate cap instrument expiring in April 2009. The fair value of all interest rate cap derivative instruments are $43 as of December 31, 2006. This derivative instrument is marked to market and included in our statement of operations.

Borrowings under the senior credit facility are subject to the accuracy of representations and warranties (including the absence of any material adverse change in our condition) and the absence of any defaults (including any defaults under the financial covenants that are based on EBITDA). As of December 31, 2006, management believes the Company is in full compliance with the covenant requirements of the Senior Credit Facility.

2004 Senior Subordinated Notes

On August 13, 2004, the Company issued $190.0 million aggregate principal amount of 8.875% Senior Subordinated Notes due August 15, 2014. We issued the notes in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. The Company did file a registration statement which became effective on February 14, 2006.

Interest. Interest on the notes accrues at the rate of 8.875% per annum and is payable semi-annually on February 15 and August 15. Interest on overdue principal and interest accrues at a maximum rate that is 1%

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

higher than the then applicable interest rate on the notes. We make each interest payment to the holders of record on the immediately preceding February 1 and August 1.

Subsidiary Guarantees. Our obligations under the Innophos, Inc. Notes are fully, unconditionally, jointly and severally guaranteed on a senior subordinated unsecured basis by all of our existing and future domestic restricted subsidiaries. As of the date of this Form 10-K, Innophos Mexico Holdings, LLC was the only guarantor of the Innophos, Inc. Notes.

Optional Redemption. We may redeem any of the notes at any time on or after August 15, 2009, in whole or in part, in cash at the redemption prices described in the indenture governing the notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, on or before August 15, 2007, we may redeem up to 35% of the aggregate principal amount of notes with the net proceeds of certain underwritten equity offerings at a price of 108.875% of the principal amount of the 2004 Senior Subordinated Notes, plus accrued and unpaid interest and liquidated damages, if any, thereon. We may make that redemption only if, after the redemption, at least 65% of the aggregate principal amount of notes remains outstanding. We may redeem any of the notes at any time before August 15, 2009 in cash at 100% of the principal amount plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption and a make-whole premium.

Change of Control. Upon a change of control, we may be required to make an offer to purchase each holder’s notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

Certain Covenants. The indenture governing the 2004 Senior Subordinated Notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments and other restricted payments;

•	incur additional indebtedness or issue preferred stock;

•	create liens;

•	permit dividend or other payment restrictions on our restricted subsidiaries;

•	sell all or substantially all of our assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

Any dividends or similar payments to Holdings from Innophos, Inc. will be treated as restricted payments under the indenture governing the 2004 Senior Subordinated Notes. Holdings will rely upon the ability of the Company to make such restricted payments to us in order for us to make any payments on the notes. The amount of all restricted payments that can be made by the Company is approximately equal to 50% of the consolidated net income (as defined in the indenture governing the 2004 Senior Subordinated Notes) of the Company since the beginning of the first fiscal quarter following the date on which the 2004 Senior Subordinated Notes were issued, plus 100% of the net cash proceeds received by the Company since the date of the indenture from the issue or sale of equity interests. The indenture governing the 2004 Senior Subordinated Notes prohibits all restricted payments if a default or event of default has occurred under that indenture or if Innophos, Inc.’s fixed charge coverage ratio is below 2.0 to 1.0.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Floating Rate Senior Notes

On February 10, 2005, Innophos Investments Holdings, Inc. (“Investments Holdings”), our wholly owned subsidiary, completed a private offering of $120 million floating rate senior notes due 2015. The use of the proceeds from the sale of the notes was a distribution to the stockholders of the Company. These notes were offered at an interest rate based on the three-month LIBOR plus 8% and will be reset quarterly. Interest on the notes accrues and is payable in arrears on February 15, May 15, August 15 and November 15 of each year. Interest is payable on and prior to February 15, 2010 in the form of additional notes and thereafter in cash. The notes are an unsecured obligation and will rank equally with all of our future senior obligations and senior to our future senior subordinated indebtedness. The notes would be subordinate to our future secured indebtedness.

These notes issued in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. The Company did file a registration statement which became effective on February 14, 2006.

On November 2, 2006 the Company announced its IPO of 8,695,652 shares of common stock, of which the Company sold 8,000,000 shares of common stock and the selling stockholders sold 695,652 shares of common stock, priced at $12.00 per share. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. In addition, the underwriters had an option to purchase up to an additional 1,304,348 shares at the IPO from the selling stockholders which was exercised on November 10, 2006 to cover over-allotments of shares. The Company did not receive any proceeds from the sale of over-allotments. A registration statement relating to these securities was declared effective as of November 2, 2006 by the U.S. Securities and Exchange Commission. The transaction closed on November 7, 2006. The Company’s net proceeds from this offering were approximately $87.2 million, after deducting estimated underwriters discounts and commissions and estimated offering expenses. The Company used the majority of the offering proceeds to pay down approximately $83.3 million in aggregated principal of Innophos Investment Holdings Floating Rate Senior Notes due 2015, or the Floating Rate Senior Notes, on December 11, 2006. As a result of this prepayment, the Company paid a call premium and accrued interest of approximately $4.4 million. Furthermore, the redemption of these notes resulted in an approximate $2.0 million charge to earnings for the acceleration of deferred financing charges.

Interest. Interest on the notes accrues at the rate per annum equal to the three month LIBOR plus 8.00% and is payable quarterly on February 15, May 15, August 15, and November 15. Interest on overdue principal and interest accrues at a maximum rate that is 1% higher than the then applicable interest rate on these notes. We make each interest payment to the holders of record on the immediately preceding February 1, May 1, August 1 and November 1.

Optional Redemption. Investments Holdings may, at its option, redeem some or all of the notes at any time on or after February 15, 2007, at the redemption prices described in the indenture governing the notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. In addition, at any time prior to February 15, 2006, Investments Holdings may on any one or more occasions redeem up to 35% of the notes with the proceeds of certain sales of equity at the redemption price listed under “Description of the New Notes-Optional Redemption.” Investments Holdings may make the redemption only if, after the redemption, at least 65% of the aggregate principal amount of the notes originally issued remains outstanding. Prior to February 15, 2007, Investments Holdings may redeem the notes at a price equal to 100% of the principal amount of the notes plus a make-whole premium.

Change of Control. Upon a change of control, Investments Holdings may be required to make an offer to purchase each holder’s notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Certain Covenants. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	pay dividends on, redeem or repurchase our capital stock;

•	make investments and other restricted payments;

•	incur additional indebtedness or issue preferred stock;

•	create liens;

•	permit dividend or other payment restrictions on our restricted subsidiaries;

•	sell all or substantially all of our assets or consolidate or merge with or into other companies; and

•	engage in transactions with affiliates.

The maturity of these floating rate senior notes is February 15, 2015.

Interest installments were payable on February 15, May 15, August 15, and November 15 in the amounts of $4,280, $4,305, $4,593 and $4,828, respectively. In lieu of cash, interest payments were made to the holders of the floating rate senior notes in the form of additional floating rate senior notes, except for the November 15 interest installment which was paid in cash.

Total interest paid by the Company for all indebtedness for the period 2006, 2005 and August 14, 2004 to December 31, 2004 was $42,712, $30,907 and $3,095.

During the predecessor period and at December 31, 2003, the notes payable to Rhodia were due March 19, 2004 with interest at 1.7%. Total interest expense paid to Rhodia in the period from January 1, 2004 to August 13, 2004 was $1,728. Interest rates are variable based on a spread over LIBOR.

At December 31, 2003 the capital lease obligations relate to the Phosphates Business’ allocated portion of two sale/leaseback transactions entered into by Rhodia Inc. that were previously classified as operating leases prior to modifications to Rhodia’s financing arrangements. The capital lease obligations had interest at the three-month LIBOR rate plus an applicable margin, adjusted quarterly. All capital lease obligations were considered current at December 31, 2003 due to Rhodia’s agreement to refinance or amend these arrangements. The lessors had security interests in the assets included in the capital lease obligations. The Phosphates Business’ allocated portion of the lease costs in the period from January 1, 2004 to August 13, 2004 was $876. As such, these capital lease obligations related to the Phosphates business were acquired from the lessors by Rhodia so Rhodia can deliver to the Company certain equipment free and clear of all liens.

Total interest paid in the predecessor period from January 1, 2004 to August 13, 2004 was $3,098.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Successor			Predecessor
	Year Ended		August 14, 2004 to December 31, 2004	January 1, 2004 to August 13, 2004

	December 31, 2006	December 31, 2005
Interest expense	$54,350	44,349	$10,152	$3,098
Deferred financing cost	6,669	3,642	1,071	—
Interest income	(2,777)	(1,363)	(158)	—

Total interest expense, net	$58,242	$46,628	$11,065	$3,098

10. Other Long-Term Liabilities:

Other long-term liabilities consist of the following:

	Successor	Successor
	2006	2005
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	1,127	910
Deferred income taxes	21,511	23,701
Pension and post retirement liabilities (US and Canada only)	6,035	2,656
Other Liabilities	3,956	66

	$33,729	$28,433

11. Stockholders’ Equity:

In connection with the IPO, the Company effectuated a recapitalization, through an amendment to our certificate of incorporation declaring a reverse stock split and reclassifying all of the outstanding shares of our Class A and Class L common stock into a single class of common stock. The Company also declared a reverse stock split prior to the closing of the IPO. Immediately prior to the consummation of the IPO, each outstanding share of Class A common stock was converted, giving effect to a reverse stock split, into approximately 0.2183 shares of a single class of common stock and, in exchange for the extinguishing of the distribution preference due in respect of the Class L shares, each outstanding share of Class L common stock was converted into approximately 0.5482 shares of a single class of common stock, in complete satisfaction of our obligations in respect of the Class L shares. The Company have amended our certificate of incorporation to reflect such conversion. As such, at the time of conversion, 43,975,433 Class A shares converted to 9,597,696 common shares and 4,886,161 Class L shares converted to 2,678,383 common shares. All per share and share amounts reflect the reverse stock split. Upon consummation of the IPO, the Company issued an additional 8,000,000 shares of common stock.

The Innophos Holdings, Inc. 2005 Stock Option Plan (“Option Plan”) was adopted on April 1, 2005 to provide for the grant of options to purchase Class L Common Stock and Class A Common Stock. On April 1, 2005, the Company authorized 641,170 of Class L stock options and authorized 5,770,531 of Class A stock options. On April 1, 2005, the Company granted 448,819 stock option strips. The recipient of the stock option must exercise nine Class A stock options to acquire nine shares of Class A common stock for every one share of Class L common stock acquired through the exercise of one Class L stock options. As a result of the recapitalization, the historical Class A and Class L common stock option strips were converted to 1,116,944

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

single class common stock options each with an exercise price of $2.55 as required under the original terms of the option plan. The determination of the fair value of the underlying Class A and Class L common stock used to determine the exercise prices for the aggregated option strips granted on April 1, 2005 was performed contemporaneously with the issuance of the option strips. Because each option strip must be exercised in tandem and are non-separable, as described above, the Company believes it is appropriate to view each option strip in the aggregate.

The Option Plan provides for grants of qualified and non-qualified stock options with a ten year term. All options vest ratably over an approximate five year term. All options granted as of December 31, 2006 are outstanding.

On November 2, 2006, the Company’s Board of Directors awarded 173,568 shares of restricted stock with a fair value of $2.1 million to directors and certain executive officers. These awards are classified as equity awards and vest over nine quarters in equal installments of 11.11% per quarter beginning January 1, 2007. Upon vesting, the restricted stock will convert into an equivalent number of shares of common stock.

On December 18, 2006 our Board of Directors declared a pro rata quarterly dividend of $0.11 per common share, totaling approximately $2.3 million, paid on January 30, 2007 to shareholders on record as of January 15, 2007.

12. Earnings per share (EPS)

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share” and related guidance, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS. The Company presented EPS information in the periods prior to the IPO using the two-class method as the Class L shares participate in distributions together with the Class A shares after the payment of the Class L preferential rights. The Class L common stock has preferential rights over the Class A common stock whereby the Class L common stock is entitled to receive their original investment plus a 10% yield compounded quarterly on their original investment before the Class A common stock participates in company distributions. After payment of all preferential rights attributable to the Class L common stock, each share of the Class A common stock and Class L common stock will participate ratably in all distributions by the Company to the shareholders of its capital stock.

The numerator in calculating Class L basic and diluted EPS is equal to the Class L preference amount of $1,605, $3,174 and $4,788 for the period January 1, 2006 to November 2, 2006, for the year ended December 31, 2005 and for the period August 14, 2004 to December 31, 2004, respectively. The Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of its preferential rights over Class A. The numerator in calculating Class A basic and dilutive EPS is an amount equal to consolidated net (loss) increased for the aforementioned Class L preference amount.

As a result of the Company’s Class A common stock and Class L common stock being converted into a single class of common stock, the 2006 earnings per share is calculated by allocating the net income on a pro-rata basis to the weighted average number of shares of each class outstanding during the reporting period.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following is the calculation of earnings per share using the two-class method:

	For the period November 3, 2006 to December 31, 2006	For the period January 1, 2006 to November 2, 2006	Year ended December 31, 2005	For the period August 14, 2004 to December 31, 2004
Net (loss) available to common shareholders	$(7,876)	$—	$(11,693)	$(775)
Allocation of net income (loss) to common shareholders:
Class A	—	$(26,546)	$(14,867)	$(5,563)
Class L	—	$1,605	$3,174	$4,788

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the period January 1, 2006 to November 2, 2006, 2005 and for the period August 14, 2004 to December 31, 2004 as reflected for the reserve stock split:

	For the period January 1, 2006 to November 2, 2006	Year ended December 31, 2005	For the period August 14, 2004 to December 31, 2004
Weighted average number of common and potential common Class A shares outstanding:
Basic number of common Class A shares outstanding	9,595,061	9,597,696	9,590,851
Dilutive effect of stock option grants	—	—	—

Diluted number of common and potential common Class A shares outstanding	9,595,061	9,597,696	9,590,851

Weighted average number of common and potential common Class L shares outstanding:
Basic number of common Class L shares outstanding	2,677,648	2,678,383	2,676,473
Dilutive effect of stock option grants	—	—	—

Diluted number of common and potential common Class L shares outstanding	2,677,648	2,678,383	2,676,473

Earnings (loss) per common share:
Class A—Basic	$(2.77)	$(1.55)	$(0.58)
Class A—Diluted	$(2.77)	$(1.55)	$(0.58)
Class L—Basic	$0.60	$1.19	$1.79
Class L—Diluted	$0.60	$1.19	$1.79

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the period November 3, 2006 to December 31, 2006:

Weighted average common shares outstanding	20,270,463
Dilutive effect of common stock equivalents	—

Diluted number of weighted average common shares outstanding	20,270,463

Loss per common share	$(0.39)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

On April 1, 2005, the Company granted 4,039,372 of Class A stock options and 448,819 Class L stock option to employees at a “strip” exercise price of $6.35 (see note 11). As a result of the recapitalization, these option strips converted as required under the terms of the original plan to 1,116,944 common stock options with an exercise price of $2.55. All options granted during the period were outstanding but were not included in a calculation of diluted earnings per share as the effect of stock options would be anti-dilutive.

On November 7, 2006, the Company awarded 173,568 shares of restricted stock. These shares were not included in the calculation of diluted earnings per share as the effect of the restricted stock would be anti-dilutive. No amounts have vested as of December 31, 2006.

We have not reflected an earnings per share calculation for the predecessor period given the different basis of accounting between predecessor and successor period and that the predecessor had not issued any common stock.

13. Restructuring Costs:

During the period from August 14, 2004 to December 31, 2004, the Company recorded restructuring charges of $119 related to employee termination benefits in our Mexican operations. The employee termination benefits resulted in cash payments of $119 during the period of August 14, 2004 to December 31, 2004.

During the predecessor period and in connection with Rhodia’s global strategy to reduce fixed costs and improve competitiveness in the chemicals sector, the Phosphates Business’ management commenced various restructuring plans to streamline plant operations, consolidate facilities and reduce headcount.

During the period from January 1, 2004 to August 13, 2004, the Phosphates Business recorded restructuring charges of $1.8 million, principally related to employee termination benefits. These actions, as well as those previously recorded, resulted in cash payments of $2.2 million for employee termination benefits and facility closure costs during the period.

All predecessor restructuring liabilities were retained by Rhodia as a result of the Transaction.

14. Pension Plans and Postretirement Benefits:

Innophos maintains both noncontributory defined benefit pension plans and defined contribution plans that together cover substantially all U.S. and Canadian employees.

In the United States, salaried and most hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Some union-represented hourly employees are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay. Both of these plans were established by Innophos in 2004.

In Canada, salaried employees are covered by defined contribution plans which provide for company contributions as a percent of pay, employee contributions, and company matching contributions. Union-represented hourly employees are covered by a defined benefit plan providing benefits based on a negotiated benefit level and years of service. The defined contribution plans were established by the Company in 2004; the defined benefit plan for union-represented hourly employees is a continuation of the Rhodia Canada Inc.’s pension plan for its Port Maitland union employees, which was included in the Transaction.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Innophos also has other postretirement benefit plans covering substantially all of its U.S. and Canadian employees. Certain employee groups covered under the plans do not receive benefits post-age 65. In the United States, the health care plans are contributory with participants’ contributions adjusted annually, and limits on the company’s share of the costs; the life insurance plans are noncontributory. The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) are not significant. In Canada, the plans are non-contributory.

Innophos uses a December 31 measurement date for all of its plans. For the purposes of the following schedules, beginning of the year is January 1, 2006 and January 1, 2005.

The weighted average discount rate at the measurement dates for the Company’s defined benefit pension plans and the post-retirement benefit plans is developed using a spot interest yield curve based upon a broad population of corporate bonds rated AA or higher, adjusted to match the duration of each plan’s projected benefit payment stream.

The expected return is based on a specific asset mix, active management, rebalancing among diversified asset classes within the portfolio, and a consistent underlying inflation assumption to calculate the appropriate long-term expected investment return.

On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss in stockholders’ equity. Additional minimum pension liabilities (AML) and related intangible assets are also derecognized upon adoption of the new standard. We adopted SFAS No. 158 as of December 31, 2006. The following table summarizes the effect of required changes as of December 31, 2006 prior to the adoption of SFAS No. 158 as well as the impact of the initial adoption of SFAS No. 158.

(in thousands)	December 31, 2006 Pre SFAS No. 158 Adjustment	SFAS No. 158 Adjustment	December 31, 2006 Post SFAS No. 158 Adjustments
Other assets	$386	$(386)	$—
Deferred Tax Asset	600	135	735
Pension and post-retirement liabilities	3,587	2,480	6,067
Accumulated other comprehensive loss, net	1,085	2,731	3,816

The amounts in accumulated other comprehensive loss that are expected to be amortized as components of net periodic benefit cost (benefit) during 2007 are as follows:

	Pension	Other Benefits	Total
Prior Service Cost	$136	$288	$424
Net Actuarial Loss/(Gain)	47	(95)	(48)
Transition Obligation	—	30	30

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Obligations and Funded Status—U.S. Plans

At December 31

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$2,561	$2,161	$2,067	$3,234
Service cost	344	323	320	270
Interest cost	143	115	114	94
Actuarial (Gain)/Loss	(86)	232	(63)	(1,531)
Actual Benefits Paid	(6)	—	—	—
Plan Amendments	—	(270)	—	—

Projected Benefit Obligation at End of Year	$2,956	$2,561	$2,438	$2,067

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$363	$—	$—	$—
Actual Return on Plan Assets	36	7	—	—
Employer Contributions	69	356	—	—
Actual Benefits Paid	(6)	—	—	—

Fair Value of Trust Assets at End of Year	$462	$363	$—	$—

Funded Status of the Plan	$(2,493)	$(2,198)	$(2,438)	$(2,067)

Unrecognized Net
Prior Service Cost		1,247		2,616
(Gain)/Loss		349		(1,288)

Net Amount Recognized		$(602)		$(739)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$—	$25	$—	$—
Current Liabilities	—	—	(52)	—
Noncurrent Liabilities	(2,493)	(627)	(2,386)	(739)

Net Amounts Recognized	$(2,493)	$(602)	$(2,438)	$(739)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Transition (Asset)/Obligation	$—	NA	$—	NA
Prior Service Cost/(Credit)	1,112	NA	2,329	NA
Net Actuarial (Gain)/Loss	247	NA	(1,235)	NA

Total Amount Recognized	$1,359	NA	$1,094	NA

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$344	$323	$97	$320	$270	$51
Interest cost	143	115	43	114	94	68
Expected Return on Assets	(35)	(20)	—	—	—	—
Amortization of
Prior Service Cost	136	136	61	288	288	108
Actuarial (Gain)/Loss	14	2	—	(117)	(139)	—

Net Periodic Cost	$602	$556	$201	$605	$513	$227

Weighted Average Assumptions for Balance Sheet Liability at End of Year
Discount Rate	5.75%	5.50%		5.75%	5.50%
Expected Long-Term Rate of Return	8.00%	8.00%		NA	NA
Rate of Compensation Increase	3.00%	3.00%		3.00%	3.00%

Weighted Average Assumptions for Net Periodic Benefit Cost at End of Year
Discount Rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected Long-Term Rate of Return	8.00%	8.00%	8.00%	NA	NA	NA
Rate of Compensation Increase	3.00%	3.00%	3.00%	3.00%	3.00%	NA

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2007	$5	$52
Fiscal 2008	22	87
Fiscal 2009	34	122
Fiscal 2010	58	163
Fiscal 2011	81	188
Fiscal Years 2012-2016	937	1,513

Innophos expects to contribute approximately $615 to its U.S. pension plan in 2007.

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $0, $136 and $0, respectively.

The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are ($108), $288 and $0, respectively.

Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets

As of December 31, 2006 the Innophos, Inc. Pension Investment Committee was in the process of formalizing an investment policy designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Innophos, Inc.’s pension plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	Plan Assets at December 31
	2006	2005
Asset Category
Equity securities	60.0%	—
Commercial paper	40.0	100.0%

Total	100.0%	100.0%

Defined Contribution Plan—U.S.

Innophos Inc.’s expense for the defined contribution plan was $1.9, $1.7 and $0.6 million for 2006, 2005 and for the period August 14, 2004 to December 31, 2004, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans

Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Projected Change in Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$7,083	$5,137	$736	$465
Service cost	217	158	49	37
Interest cost	385	325	42	31
Actuarial (Gain)/Loss	(138)	1,476	—	187
Actual Benefits Paid	(262)	(264)	(9)	(7)
Exchange Rate Changes	65	251	5	23

Projected Benefit Obligation at End of Year	$7,350	$7,083	$823	$736

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$5,464	$3,962	$—	$—
Actual Return on Plan Assets	623	614	—	—
Employer Contributions	1,184	959	9	7
Actual Benefits Paid	(262)	(264)	(9)	(7)
Exchange Rate Changes	28	193	—	—

Fair Value of Trust Assets at End of Year	$7,037	$5,464	$—	$—

Funded Status of the Plan	$(313)	$(1,620)	$(823)	$(736)

Unrecognized Net
Transition Obligation/(Asset)		—		396
Actuarial Loss/(Gain)		1,864		220

Net Amount Recognized		$244		$(120)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$—	$396	$—	$—
Current Liabilities	—	(1,050)	—	—
Noncurrent Liabilities	(313)	(570)	(823)	(736)

Net Amounts Recognized	$(313)	$(1,224)	$(823)	$(736)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Transition (Asset)/Obligation	$—	NA	$386	NA
Prior Service Cost/(Credit)	—	NA	—	NA
Net Actuarial (Gain)/Loss	1,506	NA	207	NA

Total Amount Recognized	$1,506	NA	$593	NA
Deferred Taxes	(527)		(208)

Net amount recognized	979		385

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$217	$158	$50	$49	$37	$10
Interest cost	385	325	112	42	31	10
Expected Return on Assets	(428)	(356)	(127)	—	—	—
Amortization of
Net Transition Obligation	—	—	—	30	29	11
Actuarial (Gain)/Loss	73	6	—	15	—	—

Net Periodic Cost	$247	$133	$35	$136	$97	$31

Weighted Average Assumptions for Balance Sheet Liability at End of Year
Discount Rate	5.25%	5.25%		5.25%	5.25%
Rate of Compensation Increase	0.00%	0.00%		0.00%	0.00%

Weighted Average Assumptions for Net Periodic Benefit Cost at End of Year
Discount Rate	5.25%	6.00%	6.50%	5.25%	6.00%	6.50%
Expected Long-Term Rate of Return	7.00%	7.50%	7.50%	0.00%	0.00%	0.00%
Rate of Compensation Increase	NA	NA	NA	NA	NA	NA

Accrued Health Care Cost Trend Rates at End of Year
Health Care Cost Trend Rate Assumed for Next Year (Initial Rate)				10%	10%	8.5%
Rate to which the Cost Trend Rate is Assumed to Decline (Ultimate Rate)				5%	5%	5%
Year that the Rate Reaches the Ultimate Rate				2016	2016	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2006	2005
Effect of a Change in the Assumed Rate of Increase in Health Benefit Costs
Effect of a 1% Increase On
Total of Service Cost and Interest Cost	$16	$15
Postretirement Benefit Obligation	$128	$113
Effect of a 1% Decrease On
Total of Service Cost and Interest Cost	$(12)	$(12)
Postretirement Benefit Obligation	$(102)	$(89)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $0, $47 and $0, respectively.

The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2007 fiscal year are $13, $0 and $30, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets

Innophos, Canada Inc.’s pension plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	2006	2005
Asset Category
Equity securities	61.3%	63.2%
Debt securities	37.6	36.6
Other	1.1	0.2

Total	100%	100%

The Pension Committee has promulgated a Statement of Investment Policies and Procedures based on the “prudent person portfolio approach” to ensure investment and administration of the assets of the Plan within the parameters set out in the Ontario Pension Benefits Act and the Regulations thereunder. Investment managers appointed by the Plan are directed to achieve a satisfactory return through a diversified portfolio consistent with acceptable risks and prudent management. In accordance with the investment and risk philosophy of the Committee, a target asset mix of 60% equities and 40% fixed income instruments has been established. Investment weightings and results are tested regularly against appropriate benchmark portfolios.

Cash Flows

Contributions

Innophos Canada, Inc. contributed $1.2 million to its pension plan in 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2007	$295	$16
Fiscal 2008	289	26
Fiscal 2009	326	27
Fiscal 2010	342	30
Fiscal 2011	358	28
Fiscal Years 2012-2016	2,156	220

Innophos plans to contribute approximately $1,500 to its Canadian pension plan in 2007.

Defined Contribution Plans—Canada

Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million, $0.1 million and $0.1 million for 2006, 2005 and for the period August 14, 2004 to December 31, 2004, respectively.

Mexico

In accordance with Mexican labor law, a Mexican employee is entitled to certain post employment payments after reaching fifteen years of service. In addition, Mexican employees also participate in profit sharing

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

based on 10% of adjusted taxable income. For 2006, 2005 and for the period August 14, 2004 to December 31, 2004, Innophos Fosfatados de Mexico, S.A. de C.V., recorded provisions of $1,484, $1,521 and $497, respectively, for these liabilities.

Predecessor Period

During the predecessor period, the U.S. Phosphates Business participated in Rhodia Inc.’s non-contributory, defined-benefit pension plans covering substantially all its employees. Normal retirement age is 65, however, the plans provide for early retirement. Benefits for salaried and some hourly employees are based on salary and years of service, while benefits for other hourly employees are based on negotiated benefits and years of service. In July 2003, a new defined-contribution plan was implemented in replacement of the defined-benefit pension plans for certain eligible new hires only. The defined-benefit plans will continue for current plan participants subject to the plan provisions on vesting and credited service. Current defined-benefit plan participants are eligible for continued accrual of vesting and credited service per plan provisions. In addition, the U.S. Phosphates Business participated in Rhodia Inc.’s voluntary defined-contribution plan (401(k)) that covers eligible employees.

The U.S. Phosphates Business participate in postretirement benefit plans which provide certain medical, dental and life insurance benefits to qualifying employees. The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) are not significant.

The U.S. Phosphates business does not have separate pension and retirement benefit plans. However, it was allocated a portion of Rhodia Inc.’s costs based on eligible salaries and wages. The total allocation of pension and retirement, health and welfare, social security, unemployment compensation and benefit administrative expenses in the period from January 1, 2004 to August 13, 2004 was $6,275.

In Canada, the Port Maitland union employees are covered under a pension plan. Benefits are based on negotiated benefits and years of service. Normal retirement age is 65; however, the plan provides for early retirement. Employees are fully vested with two years of plan membership. Employees can make voluntary contributions to the plan. Information concerning the funded status of this plan and the benefit obligations are not presented as the amounts are not significant.

The Port Maitland non-union employees participate in Rhodia Canada Inc.’s pension plan. Participating employees on December 31, 2000 had the option to stay in a defined benefit portion of the plan or to join the defined contribution portion of the plan. New employees after December 31, 2000 join the defined contribution portion of the plan. The defined benefits portion of the plan is based on salary. The defined contribution portion of the plan is based on salary with a partial company match. Normal retirement age is 65; however, the plan provides for early retirement. Employees are fully vested over two years.

The Port Maitland employees participate in postretirement benefit plans which provide certain medical, dental and life insurance benefits to qualifying employees.

The Canadian Phosphates business is allocated a portion of Rhodia Canada Inc.’s costs based on eligible salaries and wages. The total allocation of pension and retirement, health and welfare, social security, unemployment compensation and benefit administrative expenses in the period from January 1, 2004 to August 13, 2004 was $850.

In accordance with Mexican labor law, a Mexican employee is entitled to certain termination payments after reaching fifteen years of service. In addition, Mexican employees also participate in profit sharing based on 10% of adjusted taxable income. In the period from January 1, 2004 to August 13, 2004 Rhodia Fosfatados de Mexico, S.A. de C.V., recorded a provision of $211 for these liabilities.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Income Taxes:

A reconciliation of the U.S. statutory rate and income taxes follows:

	Successor						Predecessor
	Year Ended				August 14, 2004 to December 31, 2004		January 1, 2004 to August 13, 2004
	December 31, 2006		December 31, 2005
	Income (loss) before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$(46,521)	280	$(18,795)	260	$(5,142)	$90	$16,180	$6,230
Canada/Mexico	19,618	5,634	13,826	6,464	661	(3,796)	8,082	2,724

Total	$(26,903)	5,914	(4,969)	6,724	(4,481)	(3,706)	24,262	8,954

Current income taxes		9,587		7,567		$135		$8,802
Deferred income taxes		(3,673)		(843)		(3,841)		152

Total		$5,914		$6,724		$(3,706)		$8,954

	Successor			Predecessor
	Year Ended		August 14, 2004 to December 31, 2004	January 1, 2004 to August 13, 2004
	December 31, 2006	December 31, 2005
Income tax (benefit) expense at the U.S. statututory rate	$(9,416)	$(1,739)	$(1,568)	$8,492
State Income taxes (net of federal tax effect)	76	62	15	596
Foreign tax rate differential	(1,167)	1,816	491	(105)
Change in valuation allowance	6,409	6,277	1,839	—
Non-deductible permanent items	10,012	515	32	(29)
Change in tax rates	—	—	(4,515)	—
Other		(207)	—	—

Provision (benefit) for income taxes	$5,914	$6,724	$(3,706)	$8,954

Deferred tax (assets)/ liabilities consist of the following:

	Successor	Successor
	2006	2005
Fixed assets	$36,264	34,844
Intangibles	(816)	(715)
Inventories	(2,016)	330
Other	(11)	(712)
Tax losses	(20,522)	(15,142)
Accrued liabilities	(10,724)	(4,860)
Valuation allowance	16,557	8,685

Net deferred tax liabilities	$18,732	$22,430

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The U.S. operations have tax loss carry forwards of $54.3 million, which will expire in approximately 20 years, as of December 31, 2006. A valuation allowance of $16.5 million is provided for the total net US deferred tax assets due to the uncertainty of future profitable operations and therefore, management does not believe it is more likely than not that such assets will be utilized. The Company therefore intends to maintain a valuation allowance for its U.S. net deferred tax assets and net operating loss carryforwards until sufficient positive evidence exists to support its reversal. Pursuant to Section 382 of the Internal Revenue Code, as amended, the annual utilization of the Company’s U.S. net operating loss carryforwards may be limited, if the Company experiences a change in ownership of more than 50% within a three year period. As a result of the Company’s IPO, the Company’s net operating loss carryforwards available to offset future taxable income arising before the ownership change may be limited. The Company did not have an ownership change as defined under Section 382 of the Internal Revenue Code as of December 31, 2006, although one could happen (for tax purposes) in 2007.

In October 2006, our Mexican subsidiary distributed $27.0 million to its U.S. parent company. As such, for U.S. tax purposes, $25.2 million of this distribution was deemed taxable income and $1.8 million was treated as a return of basis.

Income taxes paid were $13,925 and $6,026 for 2006 and 2005, respectively.

16. Commitments and Contingencies:

Leases

Under agreements expiring through 2015, the Company leases railcars and other equipment under various operating leases. Rental expense for 2006, 2005, the period August 14, 2004 to December 31, 2004 and for the period January 1, 2004 to August 13, 2004 was $4,535, $5,325, $1,394 and $2,346, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2007	4,540
2008	3,736
2009	3,193
2010	2,764
2011	2,178
Thereafter	4,386

Purchase Commitments

The Company has a raw material supply contract with an initial term through 2018, with an automatic five-year renewal term at prices established annually based on a formula. The minimum annual purchase obligation, at current prices, approximates $43.0 million.

Environmental

The Company’s operations are subject to extensive and changing federal and state environmental laws and regulations. The Company’s manufacturing sites have an extended history of industrial use, and soil and groundwater contamination have or may have occurred in the past and might occur or be discovered in the future.

Environmental efforts are difficult to assess for numerous reasons, including the discovery of new remedial sites, discovery of new information and scarcity of reliable information pertaining to certain sites, improvements in technology, changes in environmental laws and regulations, numerous possible remedial techniques and solutions, difficulty in assessing the involvement of and the financial capability of other potentially responsible

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

parties and the extended time periods over which remediation occurs. Other than the items listed below, the Company is not aware of material environmental liabilities which are reasonably probable and estimable. As the Company’s environmental contingencies are more clearly determined, it is reasonably possible that amounts accrued may be necessary. However, management does not believe, based on current information, that environmental remediation requirements will have a material impact on the Company’s results of operations, financial position or cash flows.

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

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of December 31, 2006.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us. Currently, we are involved in several compliance and remediation efforts and agency inspection matters concerning health and safety and environmental matters. The EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, the EPA conducted a multi-media inspection and in 2005 followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by the EPA under its hazardous waste regulations. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including those of the EPA, and have responded to those concerns by explaining how in our judgment our operations meet applicable regulations or exclusions. Nevertheless, we could incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, or as a result of the development or discovery of new facts, events, circumstances or conditions at any of our facilities. In March 2007, we received a further EPA request for additional information concerning hazardous waste, air pollution controls and materials handling at the Geismar plant. We are working on providing the requested information.

During the predecessor period, the environmental remediation efforts resulted in cash payments of $1 in the period from January 1, 2004 to August 13, 2004.

Litigation

Mexican Tax Claims

On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice of claims from the Tax Audit and Assessment Unit of the National Waters Commission, or CNA, demanding payment of governmental duties, taxes and other charges for failure to have certain permits allowing extraction of salt water for processing in 1998 and 1999, or Salt Water Claims, and for the underpayment of governmental duties, taxes and other charges for the extraction and use of fresh water from national waterways from 1998 through 2002 at our Coatzacoalcos manufacturing plant, or Fresh Water Claims.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

As initially assessed by the CNA, and as shown in the table below, the claims total approximately $135.0 million at current exchange rates as of February 28, 2007.

Tax Item	Salt Water Claims	Fresh Water Claims	Total
	(dollars in millions)
Basic Charges	$26.6	$10.4	$37.0
Interest, Inflation and Penalties	78.3	19.7	98.0

Total	$104.9	$30.1	$135.0

Management believes that Innophos Fosfatados has valid bases for challenging the amount of the CNA claims, and we are vigorously defending the matter.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all claims made by that agency. On August 29, 2005, the CNA rejected the substantive challenges as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming the original claims. In addition, on technical grounds, the CNA ordered the revocation of the resolutions containing the Salt Water Claims in order to correct certain errors, and consequently did not address the substantive challenges. As a result of these rulings, the CNA’s original assessments currently stand at $30.1 million for the Fresh Water Claims and no amount for the Salt Water Claims as they were revoked. CNA has, however, reserved its right to issue new resolutions correcting the technical errors as to both the Fresh Water and Salt Water Claims. On November 3, 2005, Innophos Fosfatados filed appeals with the Mexican Federal Court of Fiscal and Administrative Justice challenging all CNA’s claims and some CNA rulings, including a discretionary appeal seeking a court ruling on the Company’s substantive challenges to the Salt Water Claims that were not addressed by CNA. CNA’s responses to the appeals have been filed, and Innophos Fosfatados has filed its counter-response. We do not know what the timing of any decision from the appellate court will be.

Rhodia Indemnification. Under the terms of the Rhodia Agreement, according to which our business was purchased, we received indemnification against a number of contingencies, including claims for Mexican Taxes (as defined in the Rhodia Agreement) such as those alleged by CNA, as well as any additional duties, taxes and charges which may be assessed by the CNA for the period after 2002 but arising on or before the August 13, 2004 closing date of the acquisition. Rhodia has acknowledged its responsibility for such claims, but under a different indemnification obligation (described below) and under a reservation of rights, and has assumed control of the defense of the CNA claims. We asserted that we are entitled to full indemnification for liabilities relating to Taxes and for breach of covenants under the Rhodia Agreement (concerning what we have characterized as a known, undisclosed CNA audit). Rhodia has disagreed, asserting instead that the applicable indemnification under the Rhodia Agreement is for breach of representations and warranties, which in turn would subject the liabilities relating to the CNA claims to a deductible amount of $15.9 million and a limit of $79.5 million above that deductible amount.

On December 16, 2004, we sued Rhodia in New York State Supreme Court (New York County) seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. We filed a motion for summary judgment with the court, seeking declarations that the CNA claims are Taxes under the Rhodia Agreement, and that Rhodia is obligated to provide any necessary security to guarantee the claims to the Mexican government. The Court entered an order granting our summary judgment motion on both counts on June 13, 2005. Rhodia has appealed the order to the Appellate Division, First Department. Briefing and oral argument before the Court were completed on February 17, 2006, and the matter was submitted for decision. We do not know what the timing of any decision from the appellate court will be.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Security Pending Challenges. Security for the full amount of the matter in dispute, which approximates $159.3 million (at current exchange rates as of February 28, 2007 with the security amount projected to February 2007), was required by June 17, 2005. In light of the technical revocation of the Salt Water Claims, we have been advised that the amount of security required would be reduced to $34.6 million at current exchange rates as of February 28, 2007. We believe the posting of security was an obligation of Rhodia under the New York court ruling (referenced above). Rhodia has acknowledged its obligation to post such security (subject to appeal), but has taken the position that security is not currently required. If Rhodia does not or cannot timely post security, it is possible that Innophos Fosfatados will have to do so. There are multiple types of acceptable security, the most common type of security being an asset backed mortgage. In the event the Mexican Ministry of Finance determines that security was not provided in a timely manner, or that Innophos Fosfatados was otherwise not satisfying security requirements, the Ministry could seize certain Innophos Fosfatados’ assets or appoint a surveyor with certain administrative powers over Innophos Fosfatados’ assets and operations to ensure compliance pending appeals.

Further Proceedings. A final determination of the matter may require appeals to the Mexican Supreme Court and possible remands to the CNA or to lower courts, which might continue for several years. In the event that the CNA were to issue a full set of new resolutions confirming the original Salt Water Claims and Fresh Water Claims, and appeals were to be decided against us, we could be required to pay a judgment for the entire amount of the CNA claims (which could include accrual of additional interest and inflationary adjustments, as well as duties, taxes and other charges for periods after 2002, which management estimates under current operating conditions at approximately $2.1 million of additional basic charges per year, excluding interest, inflation adjustments, and penalties).

Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2006. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate.

Mexican Water Recycling System —PAMCAR Agreement

Innophos Fosfatados is the successor to an agreement with the CNA (originally entered into in 1997 by Albright & Wilson-Troy de Mexico, S.A. de C.V., succeeded in 2000 by Rhodia Fosfatados de Mexico, S.A. de C.V.) to construct a water recycling system to reduce water effluents into the Gulf of Mexico, to comply with applicable discharge limits and regulations, and to reuse at least 95% of the water derived from the production processes at the Coatzacoalcos facility (the “PAMCAR Agreement”). The PAMCAR Agreement required that action plans be completed by December 31, 2004. Under the terms of the PAMCAR Agreement and subject to compliance, the CNA temporarily exempted Innophos Fosfatados from the payment of certain waste water discharge duties, taxes and related charges, which would normally have been payable.

All equipment to recycle water was in place and in operating condition as of December 31, 2004. On January 10, 2005, Innophos Fosfatados notified the CNA of its position that as of December 31, 2004, it complied with the applicable requirements of the PAMCAR Agreement. We have been advised by Mexican environmental counsel that compliance with the discharge limits aspect of the PAMCAR Agreement should be based upon limits which were issued in 2005.

Innophos Fosfatados’ relevant waste water discharges were the subject of a study by the National University of Mexico, which concluded in October 2004 that such discharges do not adversely impact the receiving water

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

bodies or the environment. In addition to a previous request by Innophos Fosfatados to update the relevant waste water discharge permit with new operating information, in October 2004, Innophos Fosfatados filed a petition with the CNA to reflect the results of the university study and to revise discharge limits which the now-improved operations can satisfy. In 2005, Innophos Fosfatados received a government authorization known as a Concession Title (containing a waste water discharge permit and limits) granting the requested relief as to all discharge limits.

CNA regional officials may take the position that compliance with the PAMCAR Agreement will be determined by the previous Concession Title. Consequently, while Mexican counsel has advised us that compliance should be determined upon the new, revised, discharge limits as a matter of applicable law, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In the event Innophos Fosfatados is found not to be in compliance with the PAMCAR Agreement’s terms and deadlines, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.3 million at current exchange rates as of February 28, 2007 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.0 million at current exchange rates as of February 28, 2007). We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of December 31, 2006.

Other Legal Matters

In June 2005, Innophos Canada, Inc. was contacted by representatives of Mosaic seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its currently closed fertilizer manufacturing site located north of Innophos Canada’s Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the MOE. Mosaic stated that, in their view, we and Rhodia (our predecessor in interest prior to 2004) were responsible for some phosphorus compound contamination at a rail yard between the Innophos Canada, Inc. and Mosaic sites, and will be asked to participate in the clean-up. We have determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim under the Rhodia Agreement, and we will seek all appropriate indemnification. Thus far, Rhodia has declined the claim stating that we have not provided “sufficient information.”

In connection with the Rhodia Agreement, various Rhodia entities and the Company, entered into sales representative agreements for the sale of certain of our products in various countries (other than North America). On September 29, 2004, the Company issued notices of termination under all those agreements, effective January 1, 2005. The Rhodia entities have claimed that they are entitled to indemnity payments equal to one-year’s commissions under the agreements, totaling approximately $1.4 million. We believe the indemnity payment applies solely to commissions on sales made after closing through August 31, 2004, which would total

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

approximately $3 thousand. We believe we have meritorious defenses, and, if the claim is asserted in any proceeding, intend to contest liability vigorously.

In addition, we are party to legal proceedings that arise in the ordinary course of our business. Except as to the matters specifically discussed, we do not believe that these legal proceedings represent probable or reasonably possible liabilities. However, these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

Other contingencies

In connection the acquisition of our business from Rhodia, the Company entered into certain ancillary agreements concerning transitional maters, and continuation of certain transactions and services between the two companies. One such agreement is the Utilities and Services Agreement (Silica—Chicago Heights) (“U&S Agreement”) under which our Chicago Heights facility continues to provide certain services to Rhodia’s silica plant. Prior to the acquisition, our Chicago Heights phosphates facility and Rhodia’s Chicago Height’s silica plant were integrated. Under the U&S Agreement certain utilities (electricity and natural gas) were to be separated following an initial one-year transition period (subject to extension), and other services were to continue for other terms (e.g., water for 5 years and steam for 10 years). Following an internal review of tax compliance, the Company identified issues as to whether the transactions under the U&S Agreement might be subject to certain sales, use and other state and local taxes. Management believes that our role under the U&S Agreement as to utilities has been to continue to acquire utilities on Rhodia’s behalf, subject to reimbursement for actual cost, and that otherwise the nature of these post-acquisition transition services would not constitute a sale of these commodities of services subject to such taxes. Therefore, the Company believes this contingent matter does not represent a probable liability. Furthermore, should it be ultimately determined that such services are subject to such state and local taxes, the Company believes it can invoice Rhodia and obtain reimbursement of such taxes from Rhodia under the U&S Agreement. The current total amount of this contingent liability since our acquisition of the business from Rhodia as of August 13, 2004, is approximately $0.8 million, not including interest and panalties. The Company is working with Rhodia’s representatives to separate utilities and otherwise confirm the non-taxable nature of these services as to both prior and future periods.

17. Financial Instruments and Concentration of Credit Risks:

The senior credit facility borrowings are at variable rates of interest and, therefore, the Company’s management believes that the carrying amount approximates fair market value.

The carrying value of our senior subordinated notes is $190 million and the quoted fair value at December 31, 2006 based on quoted market prices (excluding accrued interest) is approximately $192.9 million.

The Company did not hedge its commodity on currency or interest rate risks at December 31, 2006. In February 2005, we executed a rate cap derivative instrument, consistent with the requirements under the credit agreement. In addition, in April 2006, we entered into two interest rate cap derivative instruments each with a notional amount of $100 million with the first interest rate cap instrument expiring in April 2008 and the other interest rate cap instrument expiring in April 2009. These derivative instruments are not designated as hedges and are recorded at fair value with any gains or losses recognized in current period earnings. The fair value of all interest rate cap derivative instruments are $43 as of December 31, 2006. The related cash flow impact of these derivatives are reflected as cash flows from operating activities.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 39%, 36%, 40% and 37%, respectively, of net sales for 2006, 2005, the period August 14, 2004 to December 31, 2004, the period January 1, 2004 to August 13, 2004 and 2003, and the largest customer accounted for no more than approximately 10% of net sales for the period 2006, 2005, August 14, 2004 to December 31, 2004 and January 1, 2004 to August 13, 2004, respectively.

18. Valuation Allowances:

Valuation allowances as of December 31, 2006, 2005 and 2004, and the changes in the valuation allowances for the year ended December 31, 2006, 2005 and the period ended December 31, 2004 are as follows:

Successor	Balance, January 1, 2006	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2006
Deferred taxes valuation allowances	$8,685	$7,872	$—	$—	$16,557
Allowance for doubtful accounts	1,337	—	(19)	—	1,318

	Balance, January 1, 2005	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2005
Deferred taxes valuation allowances	$5,557	$6,711	$—	$(3,583)	$8,685
Allowance for doubtful accounts	2,314	(649)	(328)	—	1,337

	Balance, August 14, 2004	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2004
Deferred taxes valuation allowances	$4,749	$1,608	$—	$(800)	$5,557
Allowance for doubtful accounts	2,089	225	—	—	2,314

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

19. Segment Reporting:

The company discloses certain financial and supplementary information about its reportable segments, revenue by products and revenues by geographic area. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, in order to decide how to allocate resources and assess performance. The primary key performance indicators for the chief operating decision maker are Sales and Operating income. The Company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products.

	Successor
For the year ended December 31, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$318,105	$194,639	$29,053	$—	$541,797
Intersegment sales	26,067	22,655	55,848	(104,570)	—

Total sales	344,172	217,294	84,901	(104,570)	541,797

Operating Income	$1,544	$28,422	$983	—	$30,949

Other data
Capital expenditures	$10,150	$4,720	$707	$—	$15,577
Long-lived assets	191,921	163,290	20,092	—	375,303
Total assets	587,846	216,283	115,118	—	919,247

Reconciliation of total assets to reported assets
Total assets	$587,846	$216,283	$115,118	$—	$919,247
Eliminations	(274,855)	(877)	(78,195)	—	(353,927)

Reported assets	$312,991	$215,406	$36,923	$—	$565,320

	Successor
For the year ended December 31, 2005	United States	Mexico	Canada	Eliminations	Total
Sales	$321,255	$183,169	$31,075	$—	$535,499
Intersegment sales	32,437	28,194	47,050	(107,681)	—

Total sales	353,692	211,363	78,125	(107,681)	535,499

Operating Income	$21,057	$20,327	$(64)	—	$41,320

Other data
Capital expenditures	$7,603	$2,741	$518	$—	$10,862
Long-lived assets	207,790	176,463	23,113	—	407,366
Total assets	628,364	243,338	77,243	—	948,945

Reconciliation of total assets to reported assets
Total assets	$628,364	$243,338	$77,243	$—	$948,945
Eliminations	(261,050)	(2,913)	(38,793)	—	(302,756)

Reported assets	$367,314	$240,425	$38,450	$—	$646,189

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Successor
For the period August 14, 2004 to December 31, 2004	United States	Mexico	Canada	Eliminations	Total
Sales	$127,208	$66,923	$11,476	$—	$205,607
Intersegment sales	12,578	16,835	21,022	(50,435)	—

Total sales	139,786	83,758	32,498	(50,435)	205,607

Operating Income	$4,305	$1,346	$1,198	—	$6,849

Other data
Capital expenditures	$1,676	$2,247	$123	$—	$4,046
Long-lived assets	224,877	193,678	26,353	—	444,908
Total assets	579,254	258,556	46,638	—	884,448

Reconciliation of total assets to reported assets
Total assets	$579,254	$258,556	$46,638	$—	$884,448
Eliminations	(235,303)	(8,039)	(10,215)	—	(253,557)

Reported assets	$343,951	$250,517	$36,423	$—	$630,891

	Predecessor
For the period January 1, 2004 to August 13, 2004	United States	Mexico	Canada	Eliminations	Total
Sales	$204,471	$108,364	$19,886	$—	$332,721
Intersegment sales	9,568	21,836	30,129	(61,533)	—

Total sales	214,039	130,200	50,015	(61,533)	332,721

Operating Income	$17,351	$8,597	$2,061	—	$28,009

Other data
Capital expenditures	$703	$1,690	$352	$—	$2,745
Long-lived assets	159,237	129,076	16,703	—	305,016
Total assets	628,364	243,338	77,243	—	948,945

Reconciliation of total assets to reported assets
Total assets	$628,364	$243,338	$77,243	$—	$948,945
Eliminations	(261,050)	(2,913)	(38,793)	—	(302,756)

Reported assets	$367,314	$240,425	$38,450	$—	$646,189

	Successor			Predecessor
	Year Ended		August 14, 2004 to December 31, 2004	January 1, 2004 to August 13, 2004
Product Revenues	December 31, 2006	December 31, 2005
Purified Phosphoric Acid	$129,820	119,534	$44,604	$69,666
Specialty Salts and Acids	276,566	284,200	98,835	168,940
STPP & Other Products	135,411	131,765	62,168	94,115

Total	$541,797	$535,499	$205,607	$332,721

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Successor			Predecessor
	Year Ended		August 14, 2004 to December 31, 2004	January 1, 2004 to August 13, 2004
Geographic Revenues	December 31, 2006	December 31, 2005
US	$307,080	294,139	$122,621	$194,254
Mexico	129,500	119,946	41,221	64,326
Canada	33,875	33,229	12,738	19,435
Other foreign countries	71,342	88,185	29,027	54,706

Total	$541,797	$535,499	$205,607	$332,721

Revenues for the geographic information are attributed to geographic areas based on the destination of the sale.

Intersegment sales are recorded based on established transfer price.

Long-lived assets include property, plant and equipment, goodwill and intangibles.

20. Quarterly information (unaudited):

	2006
	Quarters ended			For the period October 1 to November 2	For the period November 3 to December 31	Quarter Ended December 31, 2006
	March 31	June 30	September 30
Net sales	$130,335	$139,281	$140,619	$—	$—	$131,562
Gross profit	21,750	23,503	22,736	—	—	24,292
Net income (loss)	(1,290)	(1,838)	(4,959)	(6,182)	$(18,548)	(24,730	)(d)
Preference distribution to Class L shareholders	464	475	487	179
Net loss attributable to Class A shareholders	$(1,754)	$(2,313)	$(5,446)	$(6,361)
Per Share Data:
Income (Loss) Per Share:
Basic
Class A(a)	$(0.18)	$(0.24)	$(0.57)	$(0.66)
Class L(a)	$0.17	$0.18	$0.18	$0.07
Common(b)					$(0.92)
Diluted
Class A(a)	$(0.18)	$(0.24)	$(0.57)	$(0.66)
Class L(a)	$0.17	$0.18	$0.18	$0.07
Common(b)					$(0.92)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated and Combined Financial Statements—(Continued)

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	2005 quarters ended
	Successor
	March 31	June 30	September 30	December 31
Net sales	$138,220	$133,967	$133,931	$129,381
Gross profit	24,225	24,097	22,677	21,246
Net income (loss)	(2,902)	(1,822)	(1,783)	(5,186	)(c)
Preference distribution to Class L shareholders	1,850	431	441	452
Net loss attributable to Class A shareholders	$(4,752)	$(2,253)	$(2,224)	$(5,638)
Per Share Data:
Income (Loss) Per Share:
Basic
Class A	$(0.50)	$(0.23)	$(0.23)	$(0.59)
Class L	$0.69	$0.16	$0.16	$0.17
Diluted
Class A	$(0.50)	$(0.23)	$(0.23)	$(0.59)
Class L	$0.69	$0.16	$0.16	$0.17

(a)	For 2006, per share data and weighted average shares outstanding are calculated up to the initial public offering date of November 2, 2006.
(b)	Calculated after the initial public offering date of November 2, 2006.
(c)	Includes a charge of $418 for non-cash deferred financing amortization of which $54 is related to quarter ended March 31, 2005, $175 is related to quarter ended June 30, 2005, and $189 is related to quarter ended September 30, 2005. The Company has determined that this out of period charge is not material to any interim period in 2005.
(d)	Includes the Bain termination fee and the related call premiums related to the call of the Floating Rate Senior Notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As of December 31, 2006, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as a result of the remediation of previously disclosed material weaknesses, the Company’s disclosure controls and procedures were effective as of December 31, 2006.

As of December 31, 2005, the Company identified material weaknesses specifically in areas related to income taxes, access to information systems and data and cut-off procedures of certain accounts. The Company has completed multiple actions to remediate these material weaknesses.

Remediation of Material Weaknesses

During 2006 management has:

•	Improved its controls concerning customer rebate contract documentation and accounting.

•

Improved training of its staff, monitoring of tax law changes, and its reporting processes and controls concerning USGAAP income tax reporting and account valuation. Engaged the use of independent professional advisors to provide advice on the USGAAP treatment of various specific tax accounting rules and law changes.

•

Upgraded its financial systems to improve the controls related to access of financial information, the design of its information systems, and segregation of our initiation, authorization and recording duties, including the processing of non-standard journal entries.

•

Upon successful completion of the financial system upgrade engaged external information technology consultants to review security access, segregation of duties, general IT, and overall internal control systems in our information technology architecture and use of financial systems. In response to their findings management has identified and is in the process of implementing corrective actions and enhancements to our systems. In addition, management has evaluated and verified our compensating controls for system access, system management, and use of financial systems.

•	Improved its monitoring, communications, and controls related to subsidiary accounts.

•	Improved the procedures and controls for the preparation and posting of manual journal entries.

•	Completed a staffing analysis of our financial organization and implemented a staffing plan.

•	Established an internal audit function and engaged third party firm to supplement internal resources on an as needed basis.

•

Had our Internal Audit Director complete and present a thorough Risk Assessment of the Company. Based on that assessment, the company made additional enhancements to its internal control environment and developed an aggressive internal audit plan. This internal audit plan seeks to audit all relevant areas of company over the next three years.

•	Obtained audit committee approval of both the internal audit plan and budget required to fund the plan. Began the implementation of our three year internal audit plan.

In addition, we, with the help of internal control consultants, have developed and continue to implement specific action plans to enhance the reliability and effectiveness of our internal control over financial reporting. These actions include:

•	Strengthened our functional reporting lines between the U.S. corporate office and our foreign subsidiaries.

•	Strengthened our procurement and payment procedures.

•	Engaged an outside service to establish a confidential compliance hotline.

•	Upgraded and made multiple improvements in our use of information systems.

As noted, management also recognized that it needed to enhance its reporting processes and implement additional financial and management controls. Efforts were completed to accomplish these objectives. In January 2006, we implemented a new enterprise resource planning system in the Mexico operations. In July 2006, we implemented a new general ledger system in the United States and Canada.

Management has concluded that the actions taken above have remediated the material weakness in our internal control over financial reporting.

For the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting and our auditors will be required to independently certify the effectiveness of our internal controls over financial reporting. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality.

Changes In Internal Control Over Financial Reporting

There were no changes in the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to Directors and Corporate Governance is set forth under the captions “The Board of Directors and its Committees—Board Committees”, “The Board of Directors and its Committees—Audit Committee”, “Proposals—Election of Board Members”, “The Board of Directors and its Committees—Other Corporate Governance Matters”, “The Board of Directors and its Committees—Nominating and Corporate Governance Committee”, “Policy on Communications from Security Holders and Interested Parties” and “Section 16(a) Beneficial Ownership Compliance” in the registrant’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

The information required by this item relating to Executive Officers is set forth in Item 1 under the caption “Executive Officers” and is herein incorporated by reference.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this Item is set forth under the caption “ Executive Compensation”, “The Board of Directors and its Committees—Compensation of Directors” and “The Board of Directors and its Committees—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the caption “The Board of Directors and its Committees—Director Independence”, “Executive Compensation—Certain Transactions” and “Policy With Respect to Related Person Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is set forth under the caption “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits. The following exhibits are filed as part of this 10-K.

See the attached Exhibit Index.

(b) Financial Statement Schedules.

Schedule I—Condensed Financial Information of the Registrant.

INNOPHOS HOLDINGS, INC.

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2006		2005
ASSETS
Current Assets:
Cash and cash equivalents		$2,142	$183
Accounts receivable—trade			—
Inventories			—
Other current assets			—

Total current assets		2,142	183

Property, plant and equipment, net			—
Goodwill			—
Investment in subsidiaries		60,923	10,603
Intangibles and other assets, net			—

Total assets		$63,065	$10,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$		$—
Accounts payable:
Trade and other		17	—
Other current liabilities		2,336	—

Total current liabilities		2,353	—
Long-term debt			—
Other long-term liabilities			—

Total liabilities		2,353	—

Commitments and contingencies
Stockholders’ equity		60,712	10,786

Total stockholders’ equity		60,712	10,786

Total Liabilities and stockholder’s equity		$63,065	$10,786

SCHEDULE I

INNOPHOS HOLDINGS, INC.

Condensed Statements of Operations

(Dollars in thousands)

	Year Ended		August 14, 2004 to December 31, 2004
	December 31, 2006	December 31, 2005
Net sales	$—	$—	$—
Cost of goods sold	—	—	—

Gross profit	—	—	—

Operating expenses:
Selling, general and administrative	20	—	—
Research & Development Expenses	—	—	—

Total operating expenses	20	—	—

Operating income	(20)	—	—

Interest income	(314)	(9)	—
Foreign exchange (gains)/losses	—	—	—
Other expense (income), net	—	—	—
Equity loss	33,111	11,702	775

Loss before income taxes	(32,817)	(11,693)	(775)
Provision for income taxes	—	—	—

Net loss	$(32,817)	$(11,693)	$(775)

SCHEDULE I (continued)

INNOPHOS HOLDINGS, INC.

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended		August 14, 2004 to December 31, 2004
	December 31, 2006	December 31, 2005
Cash flows from operating activities
Net loss	$(32,817)	$(11,693)	$(775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	—	—
Amortization of deferred financing charges	—	—	—
Deferred income taxes/(benefit)	—	—	—
Deferred profit sharing	—	—	—
Equity loss	33,111	11,702	775
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	—	—	—
(Increase)/decrease in inventories	—	—	—
(Increase)/decrease in other current assets	—	—	—
(Decrease)/increase in accounts payable	17	—	—
(Decrease)/increase in other current liabilities	107	—	—
Changes in other long-term assets, liabilities and other comprehensive income (loss), net	—	—	—

Net cash provided from operating activities	418	9	—

Cash flows from investing activities:
Capital expenditures	—	—	—
Investment in subsidiaries	(85,895)	115,487	(139,923)

Net Cash provided from (used in) investing activities	(85,895)	115,487	(139,923)

Cash flows from financing activities:
Capital contribution	87,436	274	139,923
Distribution to stockholders	—	(115,587)	—

Net cash (used for) provided from financing activities	87,436	(115,315)	139,923

Net change in cash	1,959	183	—
Cash and cash equivalents at beginning of period	183	—	—

Cash and cash equivalents at end of period	$2,142	$183	$—

SCHEDULE I

INNOPHOS HOLDINGS, INC.

Basis of Presentation

Innophos Holdings, Inc. is a holding company that conducts substantially all of its business operations through its subsidiaries.

There are significant restrictions on the Company’s ability to obtain funds from any of its subsidiaries through dividends, loans or advances. Accordingly, the condensed financial statements have been presented on a “parent-only” basis. Under a parent-only presentation, the Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Innophos Holdings, Inc. audited consolidated financial statements included elsewhere herein.

Distributions

On February 10, 2005, we completed a distribution of $115.6 million to shareholders of the Class L common stock. As required by the Company’s by-laws, each distribution made to the holders of the Common Stock is required to be prioritized to Class L shareholders. The shareholders of the Class L common stock are entitled to receive the accumulated unpaid yield and the return of original cost prior to any type of distribution to the Class A common stock to shareholders. This distribution was funded by a distribution from our subsidiaries.

Recapitalization

Innophos Holdings, Inc.’s Board of Directors approved a registration statement on Form S-l, effective November 2, 2006, with the Securities and Exchange Commission in connection with an initial public offering of Innophos Holdings, Inc.’s common stock. The Company effectuated a recapitalization through an amendment to our certificate of incorporation declaring a reverse stock split and reclassifying all of the outstanding shares of our Class A and Class L Common Stock into a single class of common stock.

Debt

Innophos Holdings, Inc. has no direct debt obligations, but its subsidiaries have debt. For a discussion of the debt obligations of Innophos Holdings, Inc.’s subsidiaries, see Note 9 in the audited financial statements included elsewhere in this Form 10-K.

Commitments and Contingencies

Innophos Holdings, Inc. has no direct commitments and contingencies, but its subsidiaries have direct commitments and contingencies. For a discussion of the commitments and contingencies of Innophos Holdings, Inc.’s subsidiaries, see Note 16 Commitments and Contingencies in the audited consolidated financial statements included elsewhere in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the city of Cranbury, state of New Jersey, on the 22nd day of March, 2007.

INNOPHOS HOLDINGS, INC.

By:	/s/ RANDOLPH GRESS
Randolph Gress
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/s/ RANDOLPH GRESS Randolph Gress	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2007

/s/ RICHARD HEYSE Richard Heyse	Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2007

/s/ CHARLES BRODHEIM Charles Brodheim	Corporate Controller (Principal Accounting Officer)	March 22, 2007

/s/ GARY CAPPELINE Gary Cappeline	Director	March 22, 2007

/s/ EDWARD CONARD Edward Conard	Director	March 22, 2007

/s/ BLAIR HENDRIX Blair Hendrix	Director	March 22, 2007

/s/ LINDA MYRICK Linda Myrick	Director	March 22, 2007

/s/ STEPHAN ZIDE Stephen Zide	Director	March 22, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1	Purchase Agreement dated June 10, 2004, among Rhodia, Inc., Rhodia Canada Inc., Rhodia de Mexico, S.A. de C.V., Rhodia Overseas Limited, Rhodia Consumer Specialties Limited, Rhodia, S.A. and Innophos, Inc. (f/k/a Phosphates Acquisition, Inc.), incorporated by reference to Exhibit 2.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 11, 2005

3.1	Second Amended and Restated Certificate of Incorporation of Innophos Holdings, Inc. incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

3.2	Amended and Restated By-Laws of Innophos Holdings, Inc. incorporated by reference to Exhibit 3.2 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

4.1	Form of Common Stock certificate incorporated by reference to Exhibit 4.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

4.2	Stockholders Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc., the entities set forth on Schedule I attached thereto and the other individuals signatory thereto incorporated by reference to Exhibit 10.6 of Registration Statement No. 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.3	Amendment to Stockholders Agreement dated as of November 1, 2006 by and among Innophos Holdings, and other parties signatory thereof to the Stockholders Agreement dated as of August 13, 2004 incorporated by reference to Exhibit 10.6 of Registration Statement No. 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005, filed herewith

4.4	Registration Rights Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc., the entities set forth on Schedule I attached thereto and the other individuals signatory thereto incorporated by reference to Exhibit 4.2 of Registration Statement No. 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.5	Indenture by and between Innophos Investments Holdings, Inc., and Wachovia Bank, National Association, dated as of February 10, 2005 incorporated by reference to Exhibit 10.2 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.6	Registration Rights Agreement by and between Innophos Investments Holdings, Inc. and Bear, Stearns & Co. Inc., dated as of February 10, 2005 incorporated by reference to Exhibit 10.4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.7	Indenture by and between Innophos, Inc., and Wachovia Bank, National Association, dated as of August 13, 2004 incorporated by reference to Exhibit 4.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.8	Guarantee, dated as of August 13, 2004, among Innophos, Inc., Innophos Mexico Holdings, LLC and Wachovia Bank, National Association incorporated by reference to Exhibit 10.3 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.9	Registration Rights Agreement by and among Innophos, Inc., Bear, Stearns & Co. Inc. and UBS Investment Bank, dated as of August 13, 2004 incorporated by reference to Exhibit 10.7 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

Exhibit No.	Description
4.10	Credit Agreement, dated as of August 13, 2004, among Innophos, Inc., Bear Stearns Corporate Lending Inc., National City Bank, UBS Securities LLC and UBS Loan Finance LLC incorporated by reference to Exhibit 10.7 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.11	Guarantee and Collateral Agreement, dated as of August 13, 2004, made by Innophos Holdings, Inc., Innophos, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 10.10 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.12	First Amendment to the Credit Agreement, dated as of February 2, 2005, among Innophos, Inc., the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 10.11 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.13	Second Amendment to Credit Agreement dated as of October 27, 2006, among Innophos, Inc. the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc, filed herewith

10.1	Purchase Agreement, by and among Innophos, Inc., the Guarantor listed on Schedule I thereto, UBS Securities LLC and Bear, Stearns & Co., Inc., dated August 3, 2004 incorporated by reference to Exhibit 1.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.2	The Advisory Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc. and Bain Capital, LLC, incorporated by reference to Exhibit 10.8 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.3	Termination Agreement of the Advisory Agreement by and between Innophos Holdings, Inc. and Bain Capital Partners, LLC dated as of November 9, 2006, filed herewith.

10.4	Soda Ash Supply Contract, dated as of February 29, 1996, by and between OCI Chemical Corporation and Innophos, Inc. (successor and assignee of Rhodia Inc., itself a successor and assignee of Rhone-Poulenc, Inc.), as amended, incorporated by reference to Exhibit 10.13 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.5	Agreement, dated as of September 10, 1992, by and between Office Cherifien Des Phosphates and Troy Industrias S.A. de C.V. incorporated by reference to Exhibit 10.12 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.6	Purchasing Agreement, dated as of May 31, 2005 by and between Innophos, Inc. and Mississippi Lime Company incorporated by reference to Exhibit 10.14 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.7	Amended and Restated Purified Wet Phosphoric Acid Supply Agreement, dated as of March 23, 2000, by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.8	Amended and Restated Acid Purchase Agreement, dated as of March 23, 2000, among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.9	Base Agreement, dated as of September 1, 2003, by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.10	Purchase and Sale Agreement of Anhydrous Ammonia, dated as of April 23, 2001, as amended, by and between Petroquimica Cosoleacaque, S.A. de C.V. and Rhodia Fosfatados De Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.18 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

Exhibit No.	Description
10.11	Sulfur Supply Contract, dated as of November 1, 2000, by and Between Pemex Gas Y Petroquimica Basica and Rhodia Fosfatados de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.19 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.12	Supply Agreement, dated as of June 18, 1998, by and among Colgate Palmolive Company, Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.21 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.13	Operations Agreement, made as of the 18th day of June, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.22 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.14	Agreement between Innophos, Inc. Chicago Heights Plant and Paper, Allied-Industrial, Chemical & Energy Workers International Union, AFL-CIO CLC Local Union No. 6-765, dated as of January 16, 2005 incorporated by reference to Exhibit 10.23 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.15	Agreement between Rhodia Inc. and Local Union No. 912 International Union of Operating Engineers, dated as of April 20, 2004 incorporated by reference to Exhibit 10.24 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.16	Article of Agreement between Innophos, Inc. Waterway Plant Chicago, Illinois and Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, Local No. 743, dated as of June 17, 2005 incorporated by reference to Exhibit 10.25 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.17	Collective Agreement, by and between Rhodia Canada Inc. Port Maitland Plant and the United Steelworkers of America Local 6304, dated as of May 1, 2003 incorporated by reference to Exhibit 10.26 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.18	Collective Labor Contract, by and between Innophos Fosfatados de Mexico, S. de R.L. de C.V. and the Sindicato de Trabajadores de la Industria Quimica, Petroquimica, Carboquimica, Similares y Conexos de la Republica Mexicana, dated February, 2005 incorporated by reference to Exhibit 10.27 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.19	Employment Agreement by and between Innophos, Inc. and Randolph Gress dated as of August 13, 2004 incorporated by reference to Exhibit 10.7 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.20	Side Letter by and between Innophos, Inc. and Randolph Gress dated as of July 14, 2006 incorporated by reference to Exhibit 10.26 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed July 19, 2006

10.21	Employment Agreement by and between Innophos, Inc. and Richard Heyse incorporated by reference to Exhibit 10.29 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.22	Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan Form incorporated by reference to Exhibit 10.34 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.23	Innophos, Inc. Executive, Management and Sales Incentive Plan, filed herewith

Exhibit No.	Description

10.24	Purchase Agreement, by and between Innophos Investments Holdings, Inc. and Bear, Stearns & Co. Inc., dated February 7, 2005 incorporated by reference to Exhibit 10.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.25	Deferred Compensation Agreement dated as of August 13, 2004, by and between Randolph Gress and Innophos, Inc. incorporated by reference to Exhibit 10.30 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.26	Form of Retention Bonus Agreement, dated as of October 18, 2006, by and among Innophos Holdings, Inc., and senior management employees incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-139623 on Form S-8 of Innophos Holdings, Inc. filed December 22, 2006

10.27	Form of Indemnification Agreement, by and among Innophos Holdings, Inc. and certain Directors and Executive Officers incorporated by reference to Exhibit 99.2 of Filing No. 001-33124 on 8-K of Innophos Holdings, Inc. filed January 31, 2007

10.28	Form of 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.29	Form of Innophos, Inc. Retirement Savings Restoration Plan effective as of January 1, 2006, filed herewith

12.1	Statement re Calculation of Ratio of Earnings to Fixed Charges filed herewith

21.1	Subsidiaries of Registrant incorporated by reference to Exhibit 21.1 of Registration No. 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Principal Executive Officer dated March 22, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Principal Financial Officer dated March 22, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Principal Executive Officer dated March 22, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer dated March 22, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith