Form 10-Q
period 2007-09-30
Innophos Holdings, Inc.
filed 2007-11-14
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007, the registrant had 20,866,891 shares of common stock outstanding

PART I

ITEM 1. FINANCIAL STATEMENTS

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,444	$31,760
Accounts receivable - trade	59,560	56,316
Inventories	79,321	70,569
Other current assets	18,219	13,652

Total current assets	172,544	172,297
Property, plant and equipment, net	267,537	277,222
Goodwill	47,268	47,268
Intangibles and other assets, net	65,045	68,533

Total assets	$552,394	$565,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,445	$1,524
Accounts payable, trade and other	39,296	30,879
Other current liabilities	41,328	40,200

Total current liabilities	82,069	72,603
Long-term debt	387,055	398,276
Other long-term liabilities	31,405	33,729

Total liabilities	500,529	504,608

Commitments and contingencies (note 9)
Stockholders’ equity:
Common stock, par value $.001 per share; authorized 100,000,000; issued and outstanding 20,845,419 and 20,270,463 shares	21	20
Paid-in capital	100,845	109,796
Retained deficit	(46,893)	(45,288)
Other comprehensive loss	(2,108)	(3,816)

Total stockholders’ equity	51,865	60,712

Total liabilities and stockholders’ equity	$552,394	$565,320

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended September 30, 2007	Three months ended September 30, 2006
Net sales	$146,451	$140,619
Cost of goods sold	116,714	117,883

Gross profit	29,737	22,736

Operating expenses:
Selling, general and administrative	11,284	10,748
Research & development expenses	479	478

Total operating expenses	11,763	11,226

Operating income	17,974	11,510
Interest expense, net	9,256	13,346
Foreign exchange losses (gains)	41	(453)
Other (income) expense, net	(158)	294

Income (loss) before income taxes	8,835	(1,677)
Provision for income taxes	3,204	3,282

Net income (loss)	$5,631	(4,959)

Preference distribution to Class L shareholders		487

Net loss attributable to Class A shareholders		$(5,446)

Per share data (see Note 1):
Income (loss) per share:
Basic
Common	$0.27
Class L		$0.18
Class A		$(0.57)
Diluted
Common	$0.26
Class L		$0.18
Class A		$(0.57)
Weighted average shares outstanding:
Basic
Common	20,723,650
Class L		2,677,158
Class A		9,593,305
Diluted
Common	21,370,809
Class L		2,677,158
Class A		9,593,305
Dividends paid per share of common stock	$0.17
Dividends declared per share of common stock	$0.17

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Net sales	$435,043	$410,235
Cost of goods sold	352,381	342,246

Gross profit	82,662	67,989

Operating expenses:
Selling, general and administrative	39,781	31,928
Research & development expenses	1,565	1,244

Total operating expenses	41,346	33,172

Operating income	41,316	34,817
Interest expense, net	32,614	39,607
Foreign exchange losses (gains)	16	(657)
Other (income) expense, net	(256)	276

Income (loss) before income taxes	8,942	(4,409)
Provision for income taxes	10,547	3,678

Net loss	$(1,605)	(8,087)

Preference distribution to Class L shareholders		1,426

Net loss attributable to Class A shareholders		$(9,513)

Per share data (see Note 1):
Income (loss) per share:
Basic
Common	$(0.08)
Class L		$0.53
Class A		$(0.99)
Diluted
Common	$(0.08)
Class L		$0.53
Class A		$(0.99)
Weighted average shares outstanding:
Basic
Common	20,645,900
Class L		2,677,567
Class A		9,594,768
Diluted
Common	20,645,900
Class L		2,677,567
Class A		9,594,768
Dividends paid per share of common stock	$0.45
Dividends declared per share of common stock	$0.51

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Cash flows from operating activities
Net loss	$(1,605)	$(8,087)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,477	35,103
Amortization of deferred financing charges	3,910	3,007
Deferred income tax benefit	(1,517)	(2,615)
Deferred profit sharing	488	(222)
Stock-based compensation-restricted stock	694	—
Non-cash interest for floating rate senior notes	—	13,179
Changes in assets and liabilities:
Increase in accounts receivable	(3,244)	(5,252)
(Increase)/decrease in inventories	(8,752)	8,991
(Increase)/decrease in other current assets	(4,567)	2,130
Increase/(decrease) in accounts payable	8,417	(2,749)
Increase/(decrease) in other current liabilities	1,128	(13,013)
Changes in other long-term assets and liabilities	958	2,659

Net cash provided from operating activities	30,387	33,131

Cash flows from investing activities:
Capital expenditures	(23,012)	(9,626)
Purchase of assets	(2,120)	—

Net cash used for investing activities	(25,132)	(9,626)

Cash flows from financing activities:
Proceeds from exercise of stock options	896	—
Proceeds from issuance of senior unsecured notes	66,000	—
Principal repayment of floating rate senior notes	(60,800)	—
Principal payments of term-loan	(16,500)	(19,500)
Deferred financing costs	(1,815)	—
Dividends paid	(9,352)	—

Net cash used for financing activities	(21,571)	(19,500)

Net change in cash	(16,316)	4,005
Cash and cash equivalents at beginning of period	31,760	61,403

Cash and cash equivalents at end of period	$15,444	$65,408

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands)

	Number of Common Shares	Stock $0.001 Par Value	Retained Deficit	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, December 31, 2006	20,270	$20	$(45,288)	$109,796	$(3,816)	$60,712
Net loss			(1,605)			(1,605)
Liability adjustments for our pension and post-retirement plan amendments, (net)					1,708	1,708

Net loss and other comprehensive income, net of tax						103
Proceeds from issuance of stock	575	1		895		896
Adjustment to initial public offering expenses				125		125
Stock compensation				694		694
Dividends declared				(10,665)		(10,665)

Balance, September 30, 2007	20,845	$21	$(46,893)	$100,845	$(2,108)	$51,865

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Under the prospective transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of SFAS No. 123(R). The Company will continue to account for the outstanding awards under APB 25 until they are settled or modified. Upon the adoption of SFAS No. 123(R) and through December 31, 2006 the Company did not modify any existing stock option awards that were granted under SFAS No. 123. In the third quarter of 2007 the Company made a modification to its existing stock option awards granted under APB 25, however the modification did not result in any incremental fair value adjustment and, thus, no compensation expense.

On May 24, 2007 the two independent directors of the Company were granted a total of 4,424 stock options which were fully vested with an exercise price of $15.37. These options are accounted for under the provisions of SFAS No. 123(R). The compensation expense to these immediate vesting options was approximately $18.

A summary of stock option activity during the nine months ended September 30, 2007, is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,116,944	$2.55
Granted	4,424	15.37
Forfeited	(65,649)	2.55
Exercised	(401,388)	2.55

Outstanding at September 30, 2007	654,331	$2.64

Exercisable at September 30, 2007	362,329	$2.71

Restricted Stock

On November 2, 2006, the Company’s Board of Directors awarded 173,568 shares of restricted stock with a fair value of $2.1 million to directors and certain executive officers. These awards accounted for under SFAS 123(R) are classified as equity awards and vest over nine quarters in equal installments of 11.11% per quarter beginning January 1, 2007. Declared dividends are paid on the restricted stock which has already been converted into an equivalent number of shares of common stock. The related compensation expense is based on the date of grant share price of $12. The compensation expense is amortized on a straight-line basis over the requisite service period. The Company recognized approximately $0.3 million and $0.7 million of compensation expense in the three and nine months ended September 30, 2007 and will record approximately $0.2 million of compensation expense during the remainder of 2007. As of September 30, 2007, there are 115,713 unvested shares and 57,855 shares which have vested.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

The numerator in calculating Class L basic and diluted EPS is equal to the Class L preference amount of $487 and $1,426 for the three and nine months ended September 30, 2006. The Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of Class L preferential rights over Class A. The numerator in calculating Class A basic and dilutive EPS is an amount equal to consolidated net (loss) increased for the aforementioned Class L preference amount.

The following is the allocation of earnings (loss) used in the calculation of earnings per share:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net income (loss) available to common shareholders	$5,631	$(4,959)	$(1,605)	$(8,087)
Allocation of net income (loss) to common shareholders:
Class A		$(5,446)		$(9,513)
Class L		$487		$1,426

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

As a result of the Company’s net loss, the computation of diluted weighted average shares excludes options to purchase shares of common stock for the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2007 as inclusion of such shares would be anti-dilutive. For the three months ended September 30, 2007 approximately 122,884 common shares related to options outstanding under the Company’s Stock Incentive Plans, were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive. The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Weighted average number of common and potential common shares outstanding:
Basic number of single class common shares outstanding	20,723,650		20,645,900
Dilutive effect of stock equivalents	647,159		—

Diluted number of weighted average single class common shares outstanding	21,370,809		20,645,900

Weighted average number of common and potential common Class A shares outstanding:
Basic number of common Class A shares outstanding		9,593,305		9,594,768
Dilutive effect of stock option grants		—		—

Diluted number of common and potential common Class A shares outstanding		9,593,305		9,594,768

Weighted average number of common and potential common Class L shares outstanding:
Basic number of common Class L shares outstanding		2,677,158		2,677,567
Dilutive effect of stock option grants		—		—

Diluted number of common and potential common Class L shares outstanding		2,677,158		2,677,567

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Earnings (loss) per common share:
Income (loss) per common share - Basic	$0.27		$(0.08)
Income (loss) per common share - Diluted	$0.26		$(0.08)
Class A - Basic		$(0.57)		$(0.99)
Class A - Diluted		$(0.57)		$(0.99)
Class L - Basic		$0.18		$0.53
Class L - Diluted		$0.18		$0.53

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Dividends

Dividends paid per share for the three months ended September 30, 2007 included a cash dividend of $0.17 per share ($3,544 in the aggregate) declared on June 29, 2007 and paid on July 31, 2007 to holders of record on July 13, 2007.

Dividends paid per share for the nine months ended September 30, 2007 included a cash dividend of $0.11 per share ($2,275 in the aggregate) declared on December 18, 2006 and paid on January 30, 2007 to holders of record on January 15, 2007, a cash dividend of $0.17 per share ($3,533 in the aggregate) declared on March 29, 2007 and paid on April 30, 2007 to holders of record on April 13, 2007 and a cash dividend of $0.17 per share ($3,544 in the aggregate) declared on June 29, 2007 and paid on July 31, 2007 to holders of record on July 13, 2007.

Dividends declared per share for the three months ended September 30, 2007 included a cash dividend of $0.17 per share ($3,547 in the aggregate) declared on September 28, 2007 and paid on October 31, 2007 to holders of record on October 12, 2007.

Dividends declared per share for the nine months ended September 30, 2007 included a cash dividend of $0.17 per share ($3,533 in the aggregate) declared on March 29, 2007 and paid on April 30, 2007 to holders of record on April 13, 2007, a cash dividend of $0.17 per share ($3,544 in the aggregate) declared on June 29, 2007 and paid on July 31, 2007 to holders of record on July 13, 2007 and a cash dividend of $0.17 per share ($3,547 in the aggregate) declared on September 28, 2007 and paid on October 31, 2007 to holders of record on October 12, 2007.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company does not have any material uncertain income tax positions therefore the adoption of FIN 48 had no effect on its consolidated financial position or results of operations. If any material uncertain tax positions did arise, the Companies policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. All of the tax years since the Company’s inception in 2004 are subject to examination by the Canadian, Mexican and United States revenue authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to September 30, 2008.

Employee Termination Benefits

The Company does not have a written severance plan for its Mexican operations, nor does it offer similar termination benefits to affected employees in all Mexican restructuring initiatives however, Mexican law requires payment of certain minimum termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these restructuring activities in accordance with SFAS No. 112, “Employer’s Accounting for Postemployment Benefits.” Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits in Mexico, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 157 and SFAS No. 159, and ratified EITF 06-11 all of which are summarized below.

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

2. Inventories:

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished products	$51,116	$46,789
Raw materials	19,973	17,129
Spare parts	8,232	6,651

	$79,321	$70,569

Inventory reserves as of September 30, 2007 and December 31, 2006 were $9,789 and $7,471, respectively.

3. Other Current Assets:

Other current assets consist of the following:

	September 30, 2007	December 31, 2006
Creditable taxes (value added taxes)	$6,774	$243
Prepaid income taxes	162	2,718
Prepaids	11,190	10,585
Other	93	106

	$18,219	$13,652

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

4. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2007	December 31, 2006
Developed technology and application patents, net of accumulated amortization of $5,917 for 2007 and $4,500 for 2006	10-20	30,683	32,100
Customer relationships, net of accumulated amortization of $1,827 for 2007 and $1,240 for 2006	5-15	9,503	8,861
Tradenames and license agreements, net of accumulated amortization of $2,022 for 2007 and $1,536 for 2006	5-20	7,338	7,764
Capitalized software, net of accumulated amortization of $1,658 for 2007 and $1,210 for 2006	3-5	1,857	2,089
Non-compete agreement, net of accumulated amortization of $32 for 2007 and $714 for 2006	5	599	—

Total Intangibles		$49,980	$50,814

Deferred financing costs, net of accumulated amortization of $ 15,287 for 2007 and $11,377 for 2006		$12,460	$14,555
Deferred income taxes		2,082	2,779
Other assets		523	385

Total other assets		$15,065	$17,719

		$65,045	$68,533

5. Other Current Liabilities:

Other current liabilities consist of the following:

	September 30, 2007	December 31, 2006
Payroll related	$8,014	$8,902
Interest	5,273	6,641
Interest, floating rate senior notes	—	1,039
Freight and rebates	6,673	4,668
Benefits and pensions	5,426	5,087
Taxes	7,567	4,418
Legal	430	307
Dividends payable	3,544	2,230
Non-trade payable	—	1,310
Other	4,401	5,598

	$41,328	$40,200

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

6. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	September 30, 2007	December 31, 2006
Senior credit facility	$132,500	$149,000
Senior subordinated notes	190,000	190,000
Senior unsecured notes	66,000	—
Floating rate senior notes	—	60,800

	$388,500	$399,800
Less current portion	1,445	1,524

	$387,055	$398,276

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the senior credit facility bear interest at September 30, 2007 at 7.4%. The amount outstanding on the term loan facility as of September 30, 2007 was $132.5 million.

There was no amount outstanding on the revolving portion of the senior credit facility at September 30, 2007. The Company has issued approximately $4.1 million of letters of credit under the sub-facility as of September 30, 2007.

The Company is required within five days from the issuance of the 2007 annual financial statements to make a prepayment of the term loan in an amount equal to 75% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. The Company made principal payments of $8.0 million, $0.5 million and $8.0 million on March 30, 2007, June 29, 2007 and September 28, 2007, respectively. $15.4 million of these payments were considered prepayments resulted in the accelerated write off of deferred financing charges in the first and third quarters of 2007 of approximately $0.2 million and $0.1 million, respectively. The amount recorded as current portion of long term debt is the required principal payments for the term loan.

In April 2006, Innophos, Inc. executed two rate cap derivative instruments each with a notional amount of $100 million. The terms of the first instrument is a rate cap of 7%, a referenced index based on a three month LIBOR and an expiration date of this instrument is April 2009. The fair value of this rate cap derivative instrument is $2 as of September 30, 2007. The second rate cap instrument is a rate cap of 7%, a referenced index based on a one month LIBOR and an expiration date of this instrument is April 2008. The fair value of this rate cap derivative instrument is $0 as of September 30, 2007.

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

In connection with the redemption of the Floating Rate Senior Notes, the Company and its lenders amended the senior credit facility to permit the Company to, among other things, (i) incur up to $120.0 million in unsecured indebtedness of Innophos Holdings, Inc. or Innophos Investments Holdings, Inc., including the notes offered in the refinancing and any other future debt issuances, (ii) redeem the entire outstanding amount of the Company’s Floating Rate Senior Notes, as well as any premiums and penalties resulting from such redemption, (iii) service the interest on the notes offered hereby through Innophos, Inc. making payments of such amounts to Innophos Investments Holdings, Inc. and Innophos Holdings, Inc. and (iv) to permit Innophos, Inc. to make payments to Innophos Investments Holdings, Inc. and Innophos Holdings, Inc. for the payment by Innophos Holdings, Inc. of dividends on its common stock of $0.75 per share (adjusted pro-rata for any future stock splits) up to a maximum of $17.5 million per year.

As of September 30, 2007, the Company was in full compliance with all debt covenant requirements.

Total interest cash payments by the Company for all indebtedness for the nine months ended September 30, 2007 and September 30, 2006 was $32,633 and $29,615, respectively.

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest expense	$9,007	13,136	$30,225	$38,444
Deferred financing cost	838	808	3,910	3,007
Interest income	(214)	(598)	(1,146)	(1,844)
Less: amount capitalized for capital projects	(375)	—	(375)	—

Total interest expense, net	$9,256	$13,346	$32,614	$39,607

7. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	September 30, 2007	December 31, 2006
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	1,615	1,127
Deferred income taxes	19,297	21,511
Pension and post retirement liabilities (US and Canada only)	4,461	6,035
Other Liabilities	4,932	3,956

	$31,405	$33,729

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

8. Income Taxes:

A reconciliation of the U.S statutory rate and income tax follows:

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Income /(loss) before Income taxes	Income tax expense/ (benefit)	Income /(loss) before Income taxes	Income tax expense/ (benefit)
US	$(23,646)	210	$(18,523)	$210
Canada/Mexico	32,588	10,337	14,114	3,468

Total	$8,942	10,547	(4,409)	3,678

Current income taxes		12,064		$6,293
Deferred income taxes		(1,517)		(2,615)

Total		$10,547		$3,678

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Income tax expense (benefit) at the U.S. statututory rate	$3,130	$(1,543)
State income taxes (net of federal tax effect)	64	59
Foreign tax rate differential	(827)	(1,383)
Change in valuation allowance	8,150	5,699
Non-deductible permanent items	287	57
Other	(257)	789

Provision for (benefit from) income taxes	$10,547	$3,678

Income taxes paid were $6,338 and $8,206 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

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

9. Commitments and Contingencies

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

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of September 30, 2007.

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

Litigation

Mexican CNA Water Tax Claims

On November 1, 2004, Innophos Fosfatados received notice from the CNA of claims relating to extraction and use of fresh water, or Fresh Water Claims, at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, the claims total approximately $31.0 million at current exchange rates as of October 25, 2007, including basic charges of $10.7 million and $20.3 million for interest, inflation and penalties.

Management believes that Innophos Fosfatados has valid bases for challenging the Fresh Water claims, and we are vigorously defending that matter as explained herein.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all Fresh Water Claims made by that agency. On August 29, 2005, the CNA rejected the substantive challenges as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming the original claims. On November 3, 2005, Innophos Fosfatados filed an appeal with the Mexican Federal Court of Fiscal and Administrative Justice. Our appeal remains pending, and it is not known when it will be decided by the court.

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

On December 16, 2004, we sued Rhodia in New York State Supreme Court (New York County) seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. On June 13, 2005, the court granted us summary judgment, declaring that the CNA claims were Taxes under the Rhodia Agreement and that Rhodia was obligated to provide any necessary security to guarantee the claims to the Mexican government. Rhodia appealed the decision

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

to the Appellate Division, First Department, which affirmed the lower court’s rulings in our favor on March 22, 2007. Rhodia then filed for leave to appeal to New York’s highest court, the Court of Appeals, on the issue of the CNA claims as “Taxes.” On May 29, 2007, Rhodia’s motion was granted. Briefing of the Rhodia appeal has been completed, but argument before the court likely will not be heard until 2008. Rhodia did not seek an appeal on the issue of its responsibility for security.

Further Proceedings. A final determination of the CNA Fresh Water matter may require appeals to the Mexican Supreme Court and remands to the CNA or to lower courts, a process that might continue for several years. In the event that the appeals were to be decided against us, we could be required to pay a judgment for the entire amount claimed.

If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future. Management estimates that such charges would be approximately $8.7 million of additional basic charges to date, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.7 million of additional basic charges per year. We believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the August 2004 closing, and for post-closing losses caused by breaches of covenants, which we have claimed.

Based upon advice of counsel and our review of the CNA Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of September 30, 2007. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses in recent fiscal years. As a result, we cannot be sure we will ultimately collect any amounts due from Rhodia under our Rhodia Agreement indemnification rights.

A series of claims by CNA concerning salt water extraction and use for 1998 and 1999 totaling approximately $107 million (including interest, inflation and penalties), was nullified in a unanimous order of the Mexican Court of Fiscal and Administrative Justice, determined to be final and unappealable as of July 10, 2007.

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

Although there has been no formal action, CNA regional officials may take the position that compliance with the PAMCAR Agreement was to be determined by the previous Concession Title which contained a permit with stricter discharge limits. Consequently, while Mexican counsel has advised us that, as a matter of applicable law, compliance should be determined upon the new, revised, discharge limits, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In that event, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.6 million at current exchange rates as of October 25, 2007 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.3 million at current exchange rates as of October 25, 2007. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly, could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of September 30, 2007.

SCT Concession Title

In late March 2007, Innophos Fosfatados received a follow up to an earlier request for information from the SCT related to our Concession Title to use national port facilities for the Coatzacoalcos plant. Innophos Fosfatados had been granted a 20 year Concession Title in 1993 covering land, pier and water areas, and the SCT is the agency with authority to oversee compliance with that Concession Title, including the payment of required taxes and fees, and to take enforcement action, including revocation or refusal to renew a Concession Title. In our review of the matter, we determined that there was a probable liability and complied with the SCT demand that we undertake a “regularization” (that is, a settlement) of omitted or insufficient payments of taxes and fees under the Concession Title. By July 2007 we had completed an updated appraisal of the pier-related facilities, made required filings and paid approximately $2.0 million which was included in cost of goods sold for the second fiscal quarter of 2007. The payments consisted of approximately $1.7 million for the periods November 1996 through August 13, 2004 and approximately $0.3 million for the periods August 14, 2004 through May 2007. By completing the regularization process, management was informed by the agency that no penalties would be imposed. Although the appraisal we obtained which established values for the taxes and fees due may be accepted by the SCT for settlement purposes, the SCT is entitled, and we believe likely, to order a new appraisal of the port facilities, which could result in a further adjustment of amounts due on our account, which management believes would not be material.

We believe the liability arising from the SCT regularization, to the extent applicable to periods prior to the August 2004 closing of the acquisition, is fully indemnified by Rhodia under the Rhodia Agreement. We have put Rhodia on notice and made a demand for indemnification amounting to a total of $1.7 million of pre-acquisition Tax claims. We also believe we are indemnified under other provisions of the Rhodia Agreement, subject to satisfaction of any applicable deductibles, for some or all of the remaining amounts of the regularization payments for periods after the closing and likewise have made a claim for those amounts. Thus far, Rhodia has maintained that the SCT charges are not “Taxes” as defined under the Rhodia Agreement and that otherwise there are defenses to the SCT claims. Therefore, although we intend to pursue indemnification from Rhodia vigorously, it is possible that we will not prevail in any required legal action or that Rhodia will not be able to pay us if we do. The SCT related claims are considered a gain contingency and therefore no receivable has been recorded as of September 30, 2007.

U.S. Department of Justice STPP Investigation

On September 11, 2007, we received a letter from the United States Department of Justice, or DOJ, disclosing that it was conducting an investigation of “potential antitrust violations” in the STPP (sodium tripolyphosphate) industry. The letter transmitted a grand jury subpoena issued by the United States District Court for the Northern District of California to produce documents and other materials relating to our STPP business focusing on the period from January 1, 2002 through December 31, 2005. We believe that the DOJ investigation is just getting underway and understand that other STPP producers have received similar subpoenas.

We are cooperating fully with the DOJ investigation and complying with the subpoena.

Management believes based on all information available at this time, that there is no contingent liability. Accordingly, we have not established a liability on the balance sheet as of September 30, 2007.

We acquired our STPP business in August 2004 as part of the transactions under the Rhodia Agreement. In the event there were to be a claim resulting in liability, we would evaluate potential indemnification rights against Rhodia under the Rhodia Agreement, based upon the facts and circumstances giving rise to such claim.

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

Other contingencies

The Company is a party to a 2004 Registration Rights Agreement with Bain Capital and others. On May 30, 2007, as required in response to a demand under that agreement, the Company filed a registration statement with the U.S. Securities and Exchange Commission covering 5.0 million shares of its common stock proposed to be offered to the public through underwriters by selling stockholders under the agreement. Under the Registration Rights Agreement, the Company would be required to bear the costs of such an offering, except for underwriting discounts and commissions, although the Company will not receive proceeds from it. On August 9, 2007, due to adverse market conditions, Bain Capital requested us to withdraw the registration statement. The request was filed with the SEC on August 10, 2007.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

10. Pension:

Net periodic benefit expense for the United States plans for the three months ended September 30, 2007:

	2007
	Pension Plan	Other post-retirement benefits	Total
Service cost	$40	$84	$124
Interest cost	41	34	75
Expected return on assets	(24)	—	(24)
Amortization of prior service cost	(6)	72	66
Amortization of unrecognized (gains)/losses	1	(27)	(26)
Curtailment expense for plan amendment	—	—	—

Net periodic benefit expense	$52	$163	$215

Net periodic benefit expense for the United States plans for the three months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$91	83	$174
Interest cost	29	24	53
Expected return on assets	(4)	72	68
Amortization of prior service cost	34	—	34
Amortization of unrecognized (gains)/losses	—	(35)	(35)

Net periodic benefit expense	$150	$144	$294

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2007:

	2007
	Pension Plan	Other post-retirement benefits	Total
Service cost	$165	$252	$417
Interest cost	102	104	206
Expected return on assets	(44)	—	(44)
Amortization of prior service cost	43	216	259
Amortization of unrecognized (gains)/losses	1	(81)	(80)
Curtailment expense for plan amendment	203	—	203

Net periodic benefit expense	$470	$491	$961

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$273	249	$522
Interest cost	87	72	159
Expected return on assets	(12)	216	204
Amortization of prior service cost	102	—	102
Amortization of unrecognized (gains)/losses	—	(105)	(105)

Net periodic benefit expense	$450	$432	$882

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

We made our entire cash contributions of $1.9 million for our U.S. defined contribution plan during the first quarter of 2007 for the plan year 2006. We made cash contributions to our U.S. defined benefit pension plan of $0.7 million during the nine months ended September 30, 2007.

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

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2007:

	2007
	Pension Plan	Other post-retirement benefits	Total
Service cost	$79	20	$99
Interest cost	144	17	161
Expected return on assets	(193)	—	(193)
Amortization of initial transition obligation	—	11	11
Amortization of unrecognized losses	16	4	20

Net periodic benefit expense	$46	$52	$98

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$54	12	$66
Interest cost	95	11	106
Expected return on assets	(101)	—	(101)
Amortization of initial transition obligation	—	4	4
Amortization of unrecognized losses	18	8	26

Net periodic benefit expense	$66	$35	$101

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2007:

	2007
	Pension Plan	Other post-retirement benefits	Total
Service cost	$185	46	$231
Interest cost	338	39	377
Expected return on assets	(453)	—	(453)
Amortization of initial transition obligation	—	25	25
Amortization of unrecognized losses	38	10	48

Net periodic benefit expense	$108	$120	$228

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2006:

	2006
	Pension Plan	Other post-retirement benefits	Total
Service cost	$162	36	$198
Interest cost	285	33	318
Expected return on assets	(303)	—	(303)
Amortization of initial transition obligation	—	12	12
Amortization of unrecognized losses	54	24	78

Net periodic benefit expense	$198	$105	$303

We made cash contributions to our Canadian defined benefit plan of $1.2 million during the nine months ended September 30, 2007. We expect to make cash contributions to our Canadian defined benefit plans of $0.3 million during the remainder of 2007.

11. Early Cancellation of Rhodia Sales Agency Agreement:

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

For the three months ended September 30, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$82,768	$56,659	$7,024	$—	$146,451
Intersegment sales	5,588	7,969	12,705	(26,262)	—

Total sales	88,356	64,628	19,729	(26,262)	146,451

Operating income	$4,302	$13,318	$354	—	$17,974

For the three months ended September 30, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$82,195	$51,045	$7,379	$—	$140,619
Intersegment sales	6,665	6,590	16,464	(29,719)	—

Total sales	88,860	57,635	23,843	(29,719)	140,619

Operating income	$1,706	$9,139	$665	—	$11,510

For the nine months ended September 30, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$242,946	$170,072	$22,025	$—	$435,043
Intersegment sales	19,722	21,158	42,034	(82,914)	—

Total sales	$262,668	$191,230	$64,059	$(82,914)	$435,043

Operating income	$1,766	$36,465	$3,085	$—	$41,316

For the nine months ended September 30, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$240,785	$147,604	$21,846	$—	$410,235
Intersegment sales	24,759	16,947	47,508	(89,214)	—

Total sales	$265,544	$164,551	$69,354	$(89,214)	$410,235

Operating income	$13,437	$19,735	$1,645	$—	$34,817

	Three months ended		Nine months ended
Geographic Revenues	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
US	$75,232	75,783	$220,381	221,136
Mexico	31,092	31,960	98,477	96,169
Canada	7,462	7,495	23,528	23,906
Other foreign countries	32,665	25,381	92,657	69,024

Total	$146,451	$140,619	$435,043	$410,235

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” as contained in our 2006 Annual Report on Form 10-K and “Forward-Looking Statements” sections of that report.

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

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Amount	%	Amount	%
Net sales	$146.4	100.0	$140.6	100.0
Cost of goods sold	116.7	79.7	117.9	83.9

Gross profit	29.7	20.3	22.7	16.1
Operating expenses: Selling, general and administrative	11.2	7.7	10.7	7.6
Research & Development Expenses	0.5	0.3	0.5	0.4

Operating income	18.0	12.3	11.5	8.2
Interest expense, net	9.3	6.4	13.4	9.5
Foreign exchange losses/(gains), net	0.1	0.1	(0.5)	(0.4)
Other (income) expense	(0.2)	(0.1)	0.3	0.2
Provision for income taxes	3.2	2.2	3.3	2.3

Net income (loss)	$5.6	3.8	$(5.0)	(3.6)

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Amount	%	Amount	%
Net sales	$435.0	100.0	$410.2	100.0
Cost of goods sold	352.3	81.0	342.2	83.4

Gross profit	82.7	19.0	68.0	16.6
Operating expenses: Selling, general and administrative	39.8	9.1	31.9	7.8
Research & Development Expenses	1.6	0.4	1.3	0.3

Operating income	41.3	9.5	34.8	8.5
Interest expense, net	32.6	7.5	39.6	9.7
Foreign exchange losses/(gains), net	—	—	(0.7)	(0.2)
Other (income) expense	(0.2)	(0.0)	0.3	0.1
Provision for income taxes	10.5	2.4	3.7	0.9

Net loss	$(1.6)	(0.4)	$(8.1)	(2.0)

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2007 were $146.4 million, an increase of $5.8 million, or 4.1%, as compared to $140.6 million for the same period in 2006. Volume and mix impacts upon revenue had a negative impact of 3.6% or $5.0 million that occurred primarily in STPP & Other Products due to timing on an export GranularTripleSuperPhosphate (GTSP) shipment that was delayed into early October to optimize material handling. Sales price impact on revenue had a positive impact of 7.7% or $10.8 million that occurred primarily in STPP & Other Products.

The following table illustrates for the three months ended September 30, 2007 the percentage changes in net sales by reportable segment compared with the same period in 2006, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
United States	(1.1%)	1.8%	0.7%
Canada	(0.2%)	(4.6%)	(4.8%)
Mexico	23.0%	(12.0%)	11.0%

The following table illustrates for the three months ended September 30, 2007 the percentage changes for net sales by major product lines compared with the same period in 2006, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	1.3%	0.3%	1.6%
Specialty Salts and Specialty Acids	1.0%	3.0%	4.0%
STPP & Other Products	26.3%	(19.6%)	6.7%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2007 was $29.7 million, an increase of $7.0 million, or 30.8%, as compared to $22.7 million for the same period in 2006. Gross profit percentage increased to 20.3% for the three months ended September 30, 2007 versus 16.1% for the same period in 2006. The change in gross profit was due to higher selling prices with a favorable impact of $10.8 million, partially offset by unfavorable sales volume and mix impacts upon revenue, higher raw material and higher freight costs, which had a combined unfavorable impact of $3.8 million.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended September 30, 2007, these costs were $11.7 million, an increase of $0.5 million, or 4.5%, as compared to $11.2 million for the same period in 2006. There was a net favorable variance on all unusual items of $1.1 million coming from various professional and sponsor fees in the three months ended September 30, 2006. Operating expenses were negatively impacted by $0.2 million of increased corporate governance costs which include internal audits and our Sarbanes Oxley compliance initiative, $0.3 million for increased commercial efforts, $0.3 million for vesting of restricted stock awards, $0.6 million increased franchise tax, and $0.2 million of all other costs.

Operating Income

Operating income for the three months ended September 30, 2007 was $18.0 million, an increase of $6.5 million, or 56.5%, as compared to $11.5 million for the same period in 2006. Operating income as a percentage of net sales increased to 12.3% versus 8.2% for the same period in 2006.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2007 was $9.3 million, a decrease of $4.1 million, compared to $13.4 million for the same period in 2006. This decrease is due to lower interest expense of $0.9 million as a result of decreased debt level of our Term Loan, $3.1million lower bond interest expense from the retirement/refinancing of our Floating Rate Senior Notes, $0.4 million capitalized interest, and $0.1 million lower revolver expense. This was partially offset by $0.4 million lower interest income.

Foreign Exchange

Foreign exchange loss for the three months ended September 30, 2007 was $0.1 million compared to a gain of $0.5 million for the same period in 2006. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three months ended September 30, 2007 was $3.2 million compared to $3.3 million for the comparable period of 2006. Income earned by our subsidiary in Mexico is fully taxable, so increases in our Mexican earnings, as we had in the first three months of 2007, would normally be expected to result in increased income tax expense.

Net Income

Net income for the three months ended September 30, 2007 was $5.6 million, an increase of $10.6 million, compared to a net loss of $5.0 million for the same period in 2006, due to the factors described above.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine month period ended September 30, 2007 were $435.0 million, an increase of $24.8 million, or 6.0%, as compared to $410.2 million for the comparable period in 2006. Selling price increases had a positive impact of 4.3% or $17.5 million on sales that occurred primarily in STPP & Other Products. Volume and mix impacts upon revenue had a positive effect of 1.8% or $7.3 million which occurred primarily in Specialty Salts and Specialty Acids.

The following table illustrates for the nine months ended September 30, 2007 the percentage changes in net sales by reportable segment as compared with the same period for 2006, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
United States	(0.4%)	1.3%	0.9%
Canada	(1.5%)	2.3%	0.8%
Mexico	12.7%	2.5%	15.2%

The following table illustrates for the nine months ended September 30, 2007 the percentage changes for net sales by major product lines compared with the comparable period in 2006, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	(0.7%)	0.5%	(0.2%)
Specialty Salts and Specialty Acids	0.6%	3.7%	4.3%
STPP and Other	16.4%	(0.9%)	15.5%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the nine month period ended September 30, 2007 was $82.7 million, an increase of $14.7 million, or 21.6%, as compared to $68.0 million for the comparable period in 2006. Gross profit percentage increased to 19.0% for the nine month period ended September 30, 2007 versus 16.6% for the comparable period in 2006. The change in gross profit was primarily due to higher selling prices which had a favorable impact of $17.5 million, as positive volume and mix impacts on revenue were offset by higher raw material, freight, and manufacturing expenses resulting in a net negative variance of $3.8 million. Gross profit was also positively impacted by $4.5 million from our planned non-annual major maintenance outages at our Geismar, Louisiana and Coatzacoalcos, Mexico facilities that occurred in the nine month period ending September 30, 2006. Finally, gross profit was negatively impacted by unusual expenses in the current period of $1.5 million for the involuntary separation of twenty seven people and the fringe benefit buy-back program in Mexico, and a charge of $2.0 million related to the settlement of certain taxes covering the periods 1996 to 2006 on the Company’s port facilities in Mexico.

Operating Expenses and Research and Development

Operating expenses in the current period consist primarily of selling, general and administrative and R&D expenses. Operating expenses for the nine month period ended September 30, 2007 were $41.4 million, an increase of $8.2 million, or 24.7%, as compared to $33.2 million for the same period in 2006. The variance is mainly due to $6.3 million of unusual expense incurred in the current period in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc., and the transfer of business related assets and intellectual property to Innophos. There was also a net favorable variance on all other unusual items of $3.7 million, coming from $0.5 million of secondary offering preparation costs and CNA legal fees in the current period compared to $4.2 million of various professional and sponsor fees in the same period of 2006. Operating expenses were also negatively impacted by $2.2 million of increased corporate governance costs which include internal audits and our Sarbanes Oxley compliance initiative, $1.2 million for increased commercial and R&D efforts, $0.7 million for vesting of restricted stock awards, $0.6 million increased franchise tax, and $0.9 million of all other costs.

Operating Income

Operating income for the nine month period ended September 30, 2007 was $41.3 million, increase of $6.5 million, or 18.7%, as compared to $34.8 million for the same period in 2006. Operating income percentage increased to 9.5% for the nine month period ended September 30, 2007 from 8.5% for the comparable period in 2006, as a result of the factors described above.

Interest Expense, net

Net interest expense for the nine month period ended September 30, 2007 was $32.6 million, a decrease of $7.0 million, compared to $39.6 million for the comparable period in 2006. The decrease is due to lower interest expense of $2.4 million as a result of the decreased debt level of our Term Loan, $7.5 million lower bond interest expense from the retirement/refinancing of our Floating Rate Senior Notes, $0.4 million capitalized interest, and $0.2 million lower other interest expense. This was partially offset by a $1.8 million call premium for the redemption of our Floating Rate Senior Notes due 2015 and $1.6 million for related accelerated deferred financing amortization expense, and lower interest income of $0.7 million. There was a favorable impact of $0.6 million in deferred financing due to our debt retirement during the same period of 2006.

Foreign Exchange

Foreign exchange gain for the nine month period ended September 30, 2007 was $0.0 million, a decrease of $0.7 million, as compared to $0.7 million for the comparable period in 2006. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period-to-period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the nine month period ended September 30, 2007 was $10.5 million, compared to $3.7 million for the comparable period of 2006. Income earned by our subsidiary in Mexico is fully taxable, so increases in our Mexican earnings, as we had in the first nine months of 2007, would normally be expected to result in increased income tax expense.

Net Loss

Net loss for the nine month period ended September 30, 2007 was $1.6 million, a decrease of $6.5 million, compared to a loss of $8.1 million for the comparable period in 2006, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Net Sales % Change
Segment Net Sales
United States	$82,768	$82,195	0.7%
Mexico	56,659	51,045	11.0%
Canada	7,024	7,379	(4.8%)

Total	$146,451	$140,619	4.1%

Segment Operating Income
United States	$4,302	$1,706
Mexico	13,318	9,139
Canada	354	665

Total	$17,974	$11,510

Segment Operating Income % of net sales
United States	5.2%	2.1%
Mexico	23.5%	17.9%
Canada	5.0%	9.0%

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Net Sales % Change
Segment Net Sales
United States	$242,946	$240,785	0.9%
Mexico	170,072	147,604	15.2%
Canada	22,025	21,846	0.8%

Total	$435,043	$410,235	6.0%

Segment Operating Income
United States	$1,766	$13,437
Mexico	36,465	19,735
Canada	3,085	1,645

Total	$41,316	$34,817

Segment Operating Income % of net sales
United States	0.7%	5.6%
Mexico	21.4%	13.4%
Canada	14.0%	7.5%

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Segment Net Sales:

In the United States net sales increased 0.7% for the three months ended September 30, 2007 when compared with the same period in 2006. Selling prices decreased sales by 1.1%, mainly in STPP & Other Products. Volume and mix impact upon revenue was an increase of 1.8%, primarily in Specialty Salts and Specialty Acids.

In Mexico net sales increased 11.0% for the three months ended September 30, 2007 when compared with the same period in 2006. Selling prices increased sales 23.0%, primarily in STPP & Other Products. Volume and mix impact upon revenue was a decrease of 12.0%, primarily in STPP & Other Products due to timing on an export GTSP shipment that was delayed into early October to optimize material handling.

In Canada net sales decreased 4.8% for the three months ended September 30, 2007 when compared with the same period in 2006. Selling price decreased sales 0.2%, while volume and mix impact upon revenue was a decrease of 4.6%, primarily in STPP & Other Products.

Segment Operating Income % of Net Sales:

The 3.1% increase in the United States for the three months ended September 30, 2007 compared with the same period in 2006 is mainly due to a favorable volume and mix impact on revenue, and lower raw material prices which were partially offset by lower selling prices.

The 5.6% increase in Mexico for the three months ended September 30, 2007 compared with the same period in 2006 is due to increased selling prices, which were partially offset by decreased volume and mix impacts upon revenue, and increased raw material prices.

The 4.0% decrease in Canada for the three months ended September 30, 2007 compared with the same period in 2006 is due to decreased selling prices and an unfavorable volume and mix impact on revenue.

During the three month period ending September 30, 2007 depreciation and amortization expense was $6.9 million in the United States, $0.4 million in Canada, and $4.4 million in Mexico.

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Segment Net Sales:

In the United States net sales increased 0.9% for the nine months ended September 30, 2007 when compared with the same period in 2006. Selling prices decreased sales 0.4% primarily in Purified Phosphoric Acid. Volume and mix impact upon revenue was an increase of 1.3%, with favorable variances across all product lines.

In Mexico net sales increased 15.2% for the nine months ended September 30, 2007 when compared with the same period in 2006. Selling prices increased sales 12.7%, primarily in STPP & Other Products. Volume and mix impact upon revenue was an increase of 2.5%, primarily in STPP & Other Products and Specialty Salts and Specialty Acids.

In Canada net sales increased 0.8% for the nine months ended September 30, 2007 when compared with the same period in 2006. Selling price decreased sales 1.5% with negative variances across all product lines. Volume and mix impact upon revenue was an increase of 2.3%, primarily in Specialty Salts and Specialty Acids.

Segment Operating Income % of Net Sales:

The 4.9% decrease in the United States for the nine months ended September 30, 2007 compared with the same period in 2006 is mainly due to the costs incurred in the current period for the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc., and the transfer of business related assets and intellectual property to Innophos. Higher raw material costs and increased corporate governance costs have also contributed to the margin decline, as changes in selling prices and sales volume/mix have had minimal impacts on profits.

The 8.0% increase in Mexico for the nine months ended September 30, 2007 compared with the same period in 2006 is due to favorable selling prices and higher volume and mix impacts upon revenue partially offset by the increased cost associated with the involuntary separation of 27 personnel and the fringe benefit buy-back program, and expense of $2.0 million related to settlement of certain taxes covering the periods 1996 to 2006 on the company’s port facilities in Mexico. There was a favorable impact due to costs incurred in March 2006 associated with the planned non-annual sulfuric acid maintenance outage that occurred at our Coatzacoalcos facility.

The 6.5% increase in Canada for the nine months ended September 30, 2007 compared with the same period in 2006 is due to positive volume and mix impacts upon revenue, and lower manufacturing costs including depreciation and amortization expense which exceeded lower selling prices.

During the nine month period ending September 30, 2007 depreciation and amortization expense was $20.2 million in the United States, $1.2 million in Canada, and $13.1 million in Mexico.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Operating Activities	$30.4	$33.1
Investing Activities	(25.1)	(9.6)
Financing Activities	(21.6)	(19.5)

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Net cash provided by operating activities was $30.4 million for the nine months ended September 30, 2007 as compared to $33.1 million for the same period in 2006, a decrease of $2.7 million. The decrease in operating activities is due to unfavorable changes of $10.4 million in non-cash items affecting net income, and $1.7 million in non-current accounts, partially offset by favorable changes of $6.5 million in net income, as described earlier, and a $2.9 million favorable change in net working capital.

Non-cash items affecting net income were unfavorable by $10.4 million primarily due to our election to pay cash interest on our Floating Rate Senior Notes, and the April 2007 refinancing of these notes to cash paying notes which was partially offset by increased deferred financing expense resulting from the refinancing, and decreased benefit from deferred taxes.

Changes in non-current accounts had an unfavorable impact on cash of $1.7 million. This was mainly due to increased long term liabilities in 2006 which were mostly pension related.

The change in net working capital is a use of cash of $7.0 million in 2007 compared to a use in 2006 of $9.9 million, a decrease in the use of cash of $2.9 million. Increases in accounts receivable, inventories, and other current assets exceeded increases in accounts payable and other liabilities in 2007, leading to the $7.0 million use of cash. The increased use of cash is mainly related to accumulation of inventories in anticipation of the planned Coatzacoalcos plant maintenance turnarounds in October 2007. In 2006, reductions in accounts payable and other liabilities along with increased accounts receivable exceeded the reductions in inventory and other assets, leading to the $9.9 million use of cash.

Net cash used for investing activities was $25.1 million for the nine months ended September 30, 2007, compared to $9.6 million for the same period in 2006, an increase in the use of cash of $15.5 million. This is mainly due to increased capital spending related to the cogeneration project in Coatzacoalcos, Mexico, and the purchase of certain assets from Rhodia related to the early cancellation of our 2004 ten-year “pharma” sales agency agreement. As of September 30, 2007, the Company has expended approximately $14 million of the $16 million projected total for the cogeneration project which is on budget and on schedule.

Net cash from financing activities for the nine months ended September 30, 2007 was a use of $21.6 million, compared to a use of $19.5 million in for the same period in 2006, an increase in the use of cash of $2.1 million. This is due to a $9.4 million payment of dividends, partially offset by $3.0 million lower Term Loan principal payments in 2007, $0.9 million in proceeds from stock option exercises, and $3.4 million net related to the issuance of the Senior Unsecured Notes, the related deferred financing costs, and the redemption of the Floating Rate Senior Notes.

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

	Years ending December 31,
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Senior credit facility (1)	132,500	361	1,445	35,396	95,298	0	0
2004 Senior Subordinated Notes Due 2014 (2)	318,577	16,863	16,862	16,863	16,862	16,863	234,264
Future service pension benefits	6,737	368	419	499	570	619	4,262
Other (3)	516,637	42,851	44,801	44,801	44,801	44,801	294,582
Operating leases	21,657	4,994	3,944	3,249	2,819	2,233	4,418
Senior Unsecured Notes Due 2012 (4)	97,350	3,135	6,270	6,270	6,270	6,270	69,135

Total	1,093,458	68,572	73,741	107,078	166,620	70,786	606,661

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $9.9 million assuming a 7.4% interest rate. The Company made payments of $8.0 million on March 30, 2007, $0.5 million on June 29, 2007 and $8.0 million on September 28, 2007. Amounts exclude the $50.0 million revolving portion of the senior credit facility which has issued approximately $4.1 million of letters of credit under the sub-facility which reduces the available credit to $45.9 million as of September 30, 2007.

(2)	Amounts include fixed rate interest payments at 8.875% for years 2007 and thereafter.

(3)	Represents minimum annual purchase commitments to buy raw materials from suppliers that extend after 2011.

(4)	Represents the $66.0 million Senior Unsecured notes due 2012 which were issued on April 16, 2007. Amounts include fixed rate interest payments at 9.5% for years 2007 and thereafter.

Other

In October 2007, Coatzacoalcos had two planned shutdowns — one non-annual turnaround to maintain its sulfuric acid unit and to perform scheduled cogeneration tie-in work, and one annual maintenance turnaround of one train of its merchant green acid, or MGA, unit. During these outages, the facility also suffered unplanned downtime in other production units due to a shortage of sulfuric acid from our local suppliers, caused by terrorist actions which affected natural gas distribution and sulfur production in Mexico, and from our international suppliers due to tight international sulfuric acid markets.

We now expect the full cost of the outages to reduce fourth quarter pre-tax operating income by up to $9—$10 million, which is up to $4 - $5 million worse than management’s expectations, due to higher raw material replacement costs, expanded scope of maintenance and margin impact from lost production.

All Coatzacoalcos production units have been up and running under normal operating and supply availability conditions since October 30, 2007.

In other respects, management expects fourth quarter 2007 performance to be similar to that of the second and third quarters, allowing for seasonal factors.

On September 7, 2007 the Department of Commerce (Commerce) announced its affirmative preliminary determination that Chinese producers/exporters have sold sodium hexametaphosphate (SHMP) in the United States at 183.15% less than fair value. This determination was in response to our filing in February 2007 of an antidumping case against Chinese imports of SHMP which represented approximately 3% of our 2006 sales revenue. The petition was filed jointly with ICL Performance Products, the only other domestic U.S. producer. Commerce is scheduled to issue its final determination in this investigation in early 2008. If the final determination agrees with the preliminary determination a duty of 183.15% would be imposed on Chinese SHMP imports into the United States.

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

At September 30, 2007, we had $256.0 million principal amount of fixed-rate debt and $182.5 million of available floating-rate debt, including $50.0 million under our revolving credit facility. Based on $132.5 million outstanding as floating rate debt as borrowings under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.3 million per year. As all of the business for Innophos Holdings, Inc. is transacted through Innophos, Inc. and its subsidiaries, Innophos Holdings, Inc. is dependent on the earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

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

As of September 30, 2007, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

For the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal controls over financial reporting and our auditors will be required to independently certify the effectiveness of our internal controls over financial reporting. As such, we have been implementing the appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their functionality.

There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Mexican CNA Water Tax Claims

On November 1, 2004, Innophos Fosfatados received notice from the CNA of claims relating to extraction and use of fresh water, or Fresh Water Claims, at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, the claims total approximately $31.0 million at current exchange rates as of October 25, 2007, including basic charges of $10.7 million and $20.3 million for interest, inflation and penalties.

Management believes that Innophos Fosfatados has valid bases for challenging the Fresh Water claims, and we are vigorously defending that matter as explained herein.

CNA Administrative Proceedings; Appeals. On January 17, 2005, Innophos Fosfatados filed documents with the CNA seeking revocation and dismissal of all Fresh Water Claims made by that agency. On August 29, 2005, the CNA rejected the substantive challenges as to the Fresh Water Claims (although the CNA agreed that certain corrections were required as to its surcharge calculations), confirming the original claims. On November 3, 2005, Innophos Fosfatados filed an appeal with the Mexican Federal Court of Fiscal and Administrative Justice. Our appeal remains pending, and it is not known when it will be decided by the court.

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

On December 16, 2004, we sued Rhodia in New York State Supreme Court (New York County) seeking a determination that we are entitled to full indemnification under the Rhodia Agreement. On June 13, 2005, the court granted us summary judgment, declaring that the CNA claims were Taxes under the Rhodia Agreement and that Rhodia was obligated to provide any necessary security to guarantee the claims to the Mexican government. Rhodia appealed the decision to the Appellate Division, First Department, which affirmed the lower court’s rulings in our favor on March 22, 2007. Rhodia then filed for leave to appeal to New York’s highest court, the Court of Appeals, on the issue of the CNA claims as “Taxes.” On May 29, 2007, Rhodia’s motion was granted. Briefing of the Rhodia appeal has been completed, but argument before the court likely will not be heard until 2008. Rhodia did not seek an appeal on the issue of its responsibility for security.

Further Proceedings. A final determination of the CNA Fresh Water matter may require appeals to the Mexican Supreme Court and remands to the CNA or to lower courts, a process that might continue for several years. In the event that the appeals were to be decided against us, we could be required to pay a judgment for the entire amount claimed.

If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future. Management estimates that such charges would be approximately $8.7 million of additional basic charges to date, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.7 million of additional basic charges per year. We believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the August 2004 closing, and for post-closing losses caused by breaches of covenants, which we have claimed.

Based upon advice of counsel and our review of the CNA Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of September 30, 2007. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, Rhodia has a significant amount of debt, a non-investment grade credit rating and has reported losses in recent fiscal years. As a result, we cannot be sure we will ultimately collect any amounts due from Rhodia under our Rhodia Agreement indemnification rights.

A series of claims by CNA concerning salt water extraction and use for 1998 and 1999 totaling approximately $107 million (including interest, inflation and penalties), was nullified in a unanimous order of the Mexican Court of Fiscal and Administrative Justice, determined to be final and unappealable as of July 10, 2007.

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

Although there has been no formal action, CNA regional officials may take the position that compliance with the PAMCAR Agreement was to be determined by the previous Concession Title which contained a permit with stricter discharge limits. Consequently, while Mexican counsel has advised us that, as a matter of applicable law, compliance should be determined upon the new, revised, discharge limits, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In that event, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $10.6 million at current exchange rates as of October 25, 2007 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.3 million at current exchange rates as of October 25, 2007. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly, could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of September 30, 2007.

SCT Concession Title

In late March 2007, Innophos Fosfatados received a follow up to an earlier request for information from the SCT related to our Concession Title to use national port facilities for the Coatzacoalcos plant. Innophos Fosfatados had been granted a 20 year Concession Title in 1993 covering land, pier and water areas, and the SCT is the agency with authority to oversee compliance with that Concession Title, including the payment of required taxes and fees, and to take enforcement action, including revocation or refusal to renew a Concession Title. In our review of the matter, we determined that there was a probable liability and complied with the SCT demand that we undertake a “regularization” (that is, a settlement) of omitted or insufficient payments of taxes and fees under the Concession Title. By July 2007 we had completed an updated appraisal of the pier-related facilities, made required filings and paid approximately $2.0 million which was included in cost of goods sold for the second fiscal quarter of 2007. The payments consisted of approximately $1.7 million for the periods November 1996 through August 13, 2004 and approximately $0.3 million for the periods August 14, 2004 through May 2007. By completing the regularization process, management was informed by the agency that no penalties would be imposed. Although the appraisal we obtained which established values for the taxes and fees due may be accepted by the SCT for settlement purposes, the SCT is entitled, and we believe likely, to order a new appraisal of the port facilities, which could result in a further adjustment of amounts due on our account, which management believes would not be material.

We believe the liability arising from the SCT regularization, to the extent applicable to periods prior to the August 2004 closing of the acquisition, is fully indemnified by Rhodia under the Rhodia Agreement. We have put Rhodia on notice and made a demand for indemnification amounting to a total of $1.7 million of pre-acquisition Tax claims. We also believe we are indemnified under other provisions of the Rhodia Agreement, subject to satisfaction of any applicable deductibles, for some or all of the remaining amounts of the regularization payments for periods after the closing and likewise have made a claim for those amounts. Thus far, Rhodia has maintained that the SCT charges are not “Taxes” as defined under the Rhodia

Agreement and that otherwise there are defenses to the SCT claims. Therefore, although we intend to pursue indemnification from Rhodia vigorously, it is possible that we will not prevail in any required legal action or that Rhodia will not be able to pay us if we do. The SCT related claims are considered a gain contingency and therefore no receivable has been recorded as of September 30, 2007.

U.S. Department of Justice STPP Investigation

On September 11, 2007, we received a letter from the United States Department of Justice, or DOJ, disclosing that it was conducting an investigation of “potential antitrust violations” in the STPP (sodium tripolyphosphate) industry. The letter transmitted a grand jury subpoena issued by the United States District Court for the Northern District of California to produce documents and other materials relating to our STPP business focusing on the period from January 1, 2002 through December 31, 2005. We believe that the DOJ investigation is just getting underway and understand that other STPP producers have received similar subpoenas.

We are cooperating fully with the DOJ investigation and complying with the subpoena.

Management believes based on all information available at this time, that there is no contingent liability. Accordingly, we have not established a liability on the balance sheet as of September 30, 2007.

We acquired our STPP business in August 2004 as part of the transactions under the Rhodia Agreement. In the event there were to be a claim resulting in liability, we would evaluate potential indemnification rights against Rhodia under the Rhodia Agreement, based upon the facts and circumstances giving rise to such claim.

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

EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, EPA conducted a multi-media inspection and in 2005 followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by EPA under its hazardous waste regulations. In March 2007, we received a further EPA request for additional information concerning hazardous waste, air pollution controls and materials handling at the Geismar plant. In response, we provided requested information in a timely manner and explained why we maintain that our Gesimar facility continues to meet applicable regulations or exclusions. Thus far, no violations have been asserted by EPA for Geismar. Nevertheless, if EPA were to issue notices of violation or refer the matter for further enforcement and it were determined finally that our operations at Geismar were out of compliance, we might have to pay fines and penalties and invest in remedial facilities to achieve compliance, developments that, in the aggregate, could be material to our operations. If the same were to occur at our acid supplier’s interconnected plant at Geismar, it is possible that its operations could be interrupted for an extended time while it sought to achieve compliance, the impact of which events could also be material to our operations, as our Geismar facility cannot operate economically under current market conditions without raw materials from the supplier’s interconnected plant. Depending upon the facts, circumstances and developments arising from any non-compliance, our long-term raw materials supply contract at Geismar may be adversely affected, and its provisions may not afford us full relief against losses we may suffer.

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

Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states are moving to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents. In 2006, Washington State enacted legislation of that type, to be effective in several counties in 2008 and state-wide in 2010. Maryland, Minnesota and Vermont have also enacted similar legislation effective in 2010, and comparable bills are being considered by the legislatures of several other states. In 2007, the trade association that includes major manufacturers of consumer automatic dishwashing detergents began actively to support these efforts, increasing the likelihood they will become widespread. This trend and related changes in consumer preferences could have a significant impact on our business to the extent we are not able to react in a timely and adequate manner to our customers’ reformulations of automatic dishwashing detergent products and resulting market changes by adjusting our sales and manufacturing plans. Furthermore, although already banned in home laundry detergents in many U.S. States, phosphates are still permitted for those applications in many Latin American regions. We cannot be sure that such a ban for use in home laundry detergents may not be implemented in some or all of these Latin American markets in the future, although the geological and hydrological conditions (i.e., river and lake regions) differ substantially from the U.S. Additional laws or regulations focused on reduced use of other phosphate-based products could occur in the future. For example, some jurisdictions have threatened to further regulate or ban the use of polyphosphoric acid and orthophosphoric acid in asphalt road construction. Such a ban, if instituted in multiple jurisdictions or throughout the U.S., could have significant impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 14, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated November 14, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated November 14, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated November 14, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director (Principal Executive Officer)
Dated: November 14, 2007

INNOPHOS HOLDINGS, INC.

/s/ Richard Heyse
By:	Richard Heyse
Its:	Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: November 14, 2007

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 14, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated November 14, 2007 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated November 14, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated November 14, 2007 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002