Form 10-Q
period 2008-03-31
Innophos Holdings, Inc.
filed 2008-05-09
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of March 31, 2008, the registrant had 20,878,991 shares of common stock outstanding

PART I

ITEM 1. FINANCIAL STATEMENTS

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,746	$15,661
Accounts receivable - trade	68,822	60,079
Inventories	95,618	78,728
Other current assets	16,001	18,384

Total current assets	192,187	172,852
Property, plant and equipment, net	253,488	260,563
Goodwill	47,268	47,268
Intangibles and other assets, net	60,588	62,016

Total assets	$553,531	$542,699

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$58,026	$1,328
Accounts payable, trade and other	34,578	36,444
Other current liabilities	38,351	45,380

Total current liabilites	130,955	83,152
Long-term debt	339,974	383,172
Other long-term liabilities	31,640	31,671

Total liabilities	502,569	497,995

Commitments and contingencies (note 12)

Stockholders’ equity:
Common stock, par value $.001 per share; authorized 100,000,000; issued and outstanding 20,878,991 and 20,866,891 shares	21	21
Paid-in capital	94,597	97,729
Retained deficit	(41,519)	(50,775)
Other comprehensive loss	(2,137)	(2,271)

Total stockholders’ equity	50,962	44,704

Total liabilities and stockholders’ equity	$553,531	$542,699

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net sales	$162,538	$136,680
Cost of goods sold	121,831	115,698

Gross profit	40,707	20,982

Operating expenses:
Selling, general and administrative	16,769	10,413
Research & development expenses	510	542

Total operating expenses	17,279	10,955

Operating income	23,428	10,027
Interest expense, net	8,620	9,921
Foreign exchange loss (gain)	290	(134)
Other (income) expense, net	(80)	58

Income before income taxes	14,598	182
Provision for income taxes	5,342	2,250

Net income (loss)	$9,256	$(2,068)

Per share data (see Note 2):
Income (loss) per Common share:
Basic	$0.44	$(0.10)
Diluted	$0.43	$(0.10)
Weighted average Common shares outstanding:
Basic	20,801,582	20,562,809
Diluted	21,376,623	20,562,809
Dividends paid per share of common stock	$0.17	$0.11
Dividends declared per share of common stock	$0.17	$0.17

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31, 2008	Three months ended March 31, 2007
Cash flows from operating activities
Net income (loss)	$9,256	$(2,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,541	11,565
Amortization of deferred financing charges	683	822
Deferred income tax benefit	(631)	(1,078)
Deferred profit sharing	190	31
Share-based compensation	401	231
Changes in assets and liabilities:
Increase in accounts receivable	(8,743)	(3,617)
Increase in inventories	(16,890)	(193)
Decrease/(increase) in other current assets	2,383	(2,531)
Decrease in accounts payable	(1,866)	(385)
Decrease in other current liabilities	(7,031)	(5,574)
Changes in other long-term assets and liabilities	(104)	865

Net cash used in operating activities	(9,811)	(1,932)

Cash flows from investing activities:
Capital expenditures	(4,086)	(4,625)

Net cash used for investing activities	(4,086)	(4,625)

Cash flows from financing activities:
Proceeds from exercise of stock options	31	750
Principal payments of term-loan	(500)	(8,000)
Revolver Borrowing	14,000	—
Dividends paid	(3,549)	(2,275)

Net cash provided from (used for) financing activities	9,982	(9,525)

Net change in cash	(3,915)	(16,082)
Cash and cash equivalents at beginning of period	15,661	31,760

Cash and cash equivalents at end of period	$11,746	$15,678

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands)

	Number of Common Shares	Stock $0.001 Par Value	Retained Deficit	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, January 1, 2007	20,270	$20	$(45,288)	$109,796	$(3,816)	$60,712
Net loss			(5,487)			(5,487)
Change in pension and post-retirement plans, (net of tax $243)					1,545	1,545

Other comprehensive (loss), net of tax						(3,942)
Adjustment to initial public offering expenses				125		125
Proceeds from exercise of stock options and restricted stock	597	1		950		951
Share-based compensation				1,077		1,077
Dividends declared				(14,219)		(14,219)

Balance, December 31, 2007	20,867	21	$(50,775)	$97,729	$(2,271)	$44,704

Net income			9,256			9,256
Change in pension and post-retirement plans, (net of tax ($11))					134	134

Other comprehensive (loss), net of tax						9,390
Proceeds from exercise of stock options	12			31		31
Share-based compensation				401		401
Dividends related to performance share payout				(13)		(13)
Dividends declared				(3,551)		(3,551)

Balance, March 31, 2008	20,879	$21	$(41,519)	$94,597	$(2,137)	$50,962

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

1. Basis of Statement Presentation:

Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Innophos Holdings, Inc. and Subsidiaries (“Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all disclosures required by generally accepted accounting principles for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2007 and for the three years then ended.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain prior year amounts have been reclassed to conform to current year presentation.

Recently Issued Accounting Standards

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, which for the Company is January 1, 2008. The adoption of EITF 06-11 did not have a material effect on its consolidated financial position or results of operations.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110). SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been available. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

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

SFAS No. 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position or results of operations. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company does not currently believe that it will have a material impact on its consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, which for the Company is January 1, 2009. The Company will comply with the additional disclosures upon adoption of SFAS No. 161.

2. Earnings (Loss) Per Share:

The numerator for basic and diluted earnings (loss) per share is net earnings (loss) available to common stockholders. The denominator for basic earnings (loss) per share is the weighted average number of common stock outstanding during the period. The denominator for diluted earnings (loss) per share is weighted average shares outstanding adjusted for the effect of dilutive outstanding stock options, performance share awards and restricted stock awards.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Total outstanding stock options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 974,635 and 487,310 for the three months ended March 31, 2007 and March 31, 2008, respectively. The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net income (loss) available to common shareholders	$9,256	$(2,068)

Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	20,801,582	20,562,809
Dilutive effect of stock equivalents	575,041	—

Diluted number of weighted average common shares outstanding	21,376,623	20,562,809

Earnings (loss) per common share:
Income (loss) per common share - Basic	$0.44	$(0.10)
Income (loss) per common share - Diluted	$0.43	$(0.10)

3. Dividends:

Dividends paid per share for the three months ended March 31, 2007 included a cash dividend of $0.11 per share ($2,275 in the aggregate) declared on December 18, 2006 and paid on January 30, 2007 to holders of record on January 15, 2007.

Dividends paid per share for the three months ended March 31, 2008 included a cash dividend of $0.17 per share ($3,549 in the aggregate) declared on December 21, 2007 and paid on January 31, 2008 to holders of record on January 14, 2008.

Dividends declared per share for the three months ended March 31, 2007 included a cash dividend of $0.17 per share ($3,533 in the aggregate) declared on March 29, 2007 and paid on April 30, 2007 to holders of record on April 13, 2007.

Dividends declared per share for the three months ended March 31, 2008 included a cash dividend of $0.17 per share ($3,551 in the aggregate) declared on March 25, 2008 and paid on April 30, 2008 to holders of record on April 15, 2008.

4. Share-Based Compensation:

Our compensation programs include share-based payments. The primary share-based awards and their general terms and conditions are as follows:

•

Stock options, which entitle the holder to purchase, after the end of a vesting term, a specified number of shares of the Company’s common stock at an exercise price per share set equal to the market price of the Company’s common stock on the date of grant.

•

Restricted stock grants, which entitle the holder to receive, at the end of each vesting term, a specified number of shares of the Company’s common stock, and which also entitle the holder to receive dividends paid on such grants throughout the vesting period.

•

Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of the Company’s common stock, within a range of shares from zero to a specified maximum, calculated using a three year future average return on invested capital (i.e. the three year period 2008-2010 for a 2007 award) as defined solely by reference to the Company’s own activities. Dividends will accrue over the vesting period and are paid on performance share awards when fully vested.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Stock options	$91	$—
Restricted stock	231	231
Performance shares	79	—

Total share-based compensation expense	$401	$231

5. Inventories:

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Finished products	$65,382	$54,929
Raw materials	22,571	16,231
Spare parts	7,665	7,568

	$95,618	$78,728

Inventory reserves as of March 31, 2008 and December 31, 2007 were $8,915 and $8,754, respectively.

6. Other Current Assets:

Other current assets consist of the following:

	March 31, 2008	December 31, 2007
Creditable taxes (value added taxes)	$5,223	$4,647
Prepaid income taxes	612	548
Deferred taxes	2,087	2,087
Prepaids	7,421	10,478
Other	658	624

	$16,001	$18,384

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

7. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2008	December 31, 2007
Developed technology and application patents, net of accumulated amortization of $6,862 for 2008 and $6,389 for 2007	10-20	29,738	30,211
Customer relationships, net of accumulated amortization of $2,301 for 2008 and $2,064 for 2007	5-15	9,029	9,266
Tradenames and license agreements, net of accumulated amortization of $2,349 for 2008 and $2,185 for 2007	5-20	7,011	7,175
Capitalized software, net of accumulated amortization of $2,030 for 2008 and $1,814 for 2007	3-5	1,718	1,933
Non-compete agreement, net of accumulated amortization of $94 for 2008 and $63 for 2007	5	536	567

Total Intangibles		$48,032	$49,152

Deferred financing costs, net of accumulated amortization of $16,703 for 2008 and $16,020 for 2007		$11,044	$11,727
Deferred income taxes		530	542
Other assets		982	595

Total other assets		$12,556	$12,864

		$60,588	$62,016

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

8. Other Current Liabilities:

Other current liabilities consist of the following:

	March 31, 2008	December 31, 2007
Payroll related	$7,375	$9,746
Taxes	6,985	8,331
Interest	5,202	7,785
Freight and rebates	4,777	5,757
Benefits and pensions	3,801	4,468
Dividends payable	3,551	3,549
Legal	1,363	1,351
Other	5,297	4,393

	$38,351	$45,380

9. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	March 31, 2008	December 31, 2007
Senior credit facility	$128,000	$128,500
Senior subordinated notes	190,000	190,000
Senior unsecured notes	66,000	66,000
Revolver borrowings under the senior credit facility	14,000	—

	$398,000	$384,500
Less current portion	58,026	1,328

	$339,974	$383,172

The senior credit facility provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the senior credit facility bear interest at March 31, 2008 at 6.8%. The amount outstanding on the term loan facility as of March 31, 2008 was $128.0 million.

There was $14.0 million outstanding on the revolving portion of the senior credit facility at March 31, 2008, all of which is determined to be short-term, with interest rates varying between 5.5% and 6.5%. The Company has also issued approximately $4.5 million of letters of credit under the sub-facility as of March 31, 2008.

The Company is required within five days from the issuance of the 2008 annual financial statements to make a prepayment of the term loan in an amount equal to 50% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. Management estimates the excess cash flow payment and the short-term required quarterly principal payments to be $44.0 million as of March 31, 2008.

On April 16, 2007, the Company issued $66.0 million aggregate principal amount of Senior Unsecured Notes. We issued the Senior Unsecured Notes in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act.

The Senior Unsecured Notes accrue interest from the issue date at a rate of 9 1/2% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2007. Innophos Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation.

The proceeds from the sale of the Senior Unsecured notes, together with $0.5 million of cash on hand, were applied to pay expenses and redeem the entire remaining outstanding amount of Floating Rate Senior Notes due 2015 (including the payment of principal, premium and accrued interest) issued by our wholly-owned subsidiary, Innophos Investments Holdings, Inc. Fees and expenses related to the Senior Unsecured Notes offering were approximately $1.8 million. This amount was recorded as deferred financing costs and is being amortized over the life of the Senior Unsecured Notes using the effective interest method.

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

As of March 31, 2008, the Company was in full compliance with all debt covenant requirements.

Total interest cash payments by the Company for all indebtedness for the three months ended March 31, 2008 and March 31, 2007 was $10,980 and $13,807, respectively.

Interest expense, net consists of the following:

	Three months ended
	March 31, 2008	March 31, 2007
Interest expense	$8,399	9,554
Deferred financing cost	683	822
Interest income	(163)	(455)
Less: amount capitalized for capital projects	(299)	—

Total interest expense, net	$8,620	$9,921

10. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	March 31, 2008	December 31, 2007
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	2,117	1,926
Deferred income taxes	18,677	19,310
Pension and post retirement liabilities (US and Canada only)	4,342	4,213
Other Liabilities	5,404	5,122

	$31,640	$31,671

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

11. Income Taxes:

A reconciliation of the U.S statutory rate and income tax follows:

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Income (loss) before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$(2,104)	70	$(6,841)	$70
Canada/Mexico	16,702	5,272	7,023	2,180

Total	$14,598	5,342	182	2,250

Current income taxes		5,973		$3,328
Deferred income tax benefit		(631)		(1,078)

Total		$5,342		$2,250

	Three months ended March 31, 2008	Three months ended March 31, 2007
Income tax expense at the U.S. statututory rate	$5,109	$64
State Income taxes (net of federal tax effect)	20	21
Foreign tax rate differential	(579)	(282)
Change in valuation allowance	740	2,347
Non-deductible permanent items	52	100

Provision for income taxes	$5,342	$2,250

Income taxes paid were $7,465 and $1,950 for the three months ended March 31, 2008 and March 31, 2007, respectively.

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

12. Commitments and Contingencies

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

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of March 31, 2008.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us. We could incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, or as a result of the development or discovery of new facts, events, circumstances or conditions at any of our facilities. Currently, we are involved in several compliance and remediation efforts and agency inspection matters concerning health and safety and environmental matters. The Environmental Protection Agency, or EPA, has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, the EPA conducted a multi-media inspection and in 2005 followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by the EPA under its hazardous waste regulations. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including those of the EPA, and have responded to those concerns and EPA’s follow up questions in 2007 by explaining how in our judgment our operations meet applicable regulations or exemptions.

Litigation

Mexican CNA Water Tax Claims

Nature and Extent. On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice from the Mexican National Waters Commission, or CNA, of the Fresh Water Claims at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, those claims total approximately $32.0 million at current exchange rates as of April 22, 2008, including basic charges of $11.0 million and $21.0 million for interest, inflation and penalties. Management believes that Innophos Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously as explained herein.

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

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future, or the Post-2002 Fresh Water Claims. Management estimates that such charges would be approximately $10 million of additional basic charges to date, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.6 million of additional basic charges per year. Based on the judgments we have obtained in New York, we believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

August 2004 closing , representing approximately $4 million of basic charges. Moreover, although not included in our judgments, we also believe Rhodia would be required to fully indemnify us for post-closing losses caused by breaches of covenants set forth in the Rhodia Agreement, which could represent the remainder of the exposure referenced above, or $6 million or other measure of damages for such breaches. Rhodia contests indemnification responsibility for such breaches. As the issue of indemnity responsibility for post-closing Fresh Water Claims remains unresolved in the New York Litigation, it is possible that case will proceed to trial to resolve this and other issues. Rhodia has served a motion for partial summary judgment to dismiss the post-closing claims for indemnification, and the parties are in the process of briefing such motion. The timing of argument or decision by the trial court is not known.

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of March 31, 2008. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect any amounts due from Rhodia under our Rhodia Agreement indemnification rights, even though they have been confirmed by court judgments.

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

Although there has been no formal action, CNA regional officials may take the position that compliance with the PAMCAR Agreement was to be determined by the previous Concession Title which contained a permit with stricter discharge limits. Consequently, while Mexican counsel has advised us that, as a matter of applicable law, compliance should be determined upon the new, revised, discharge limits, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In that event, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $11.0 million at current exchange rates as of April 22, 2008 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.6 million at current exchange rates. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly, could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

In March 2008, Innophos Fosfatados received an audit notice and a request for documents from CNA concerning wastewater discharges and payment of duties, fees and other charges related thereto and under the applicable Concession Title from 2002 through 2005. We promptly put Rhodia on notice of indemnification under the Rhodia Agreement, and provided all requested documents within the time requested by the CNA. Rhodia declined to control the defense of the CNA audit, and declined to accept indemnification, pending further information.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of March 31, 2008.

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

We have also been notified by the SCT that our regularization is not considered complete, and that in their view we owe additional sums due to a difference between the square meter areas for the Company’s pier as-built versus the larger square meter area under the Concession Title. Management has revised its estimated liability by approximately $0.7 million. Accordingly, we have established a liability on the balance sheet as of March 31, 2008 in that amount.

We believe the liability arising from the SCT regularization, to the extent applicable to periods prior to the August 2004 closing of the acquisition, is fully indemnified by Rhodia under the Rhodia Agreement. We have put Rhodia on notice and made a demand for indemnification amounting to a total of $1.7 million of pre-acquisition Tax claims. We also believe we are indemnified under other provisions of the Rhodia Agreement, subject to satisfaction of any applicable deductibles, for some or all of the remaining amounts of the regularization payments for periods after the closing and likewise have made a claim for those amounts. Thus far, Rhodia has maintained that the SCT charges are not fully indemnifiable under the Rhodia Agreement. Therefore, although we intend to pursue indemnification from Rhodia vigorously, it is possible that we will not prevail in any required legal action or that Rhodia will not be able to pay us if we do. The indemnification of the SCT related claims are considered a gain contingency and, therefore, no receivable has been recorded as of March 31, 2008.

EPA Civil Enforcement – Geismar, Louisiana Plant

Following inspections of our Geismar, LA plant in 2004 and follow-up questions, in August 2006, we received an EPA report identifying certain areas of concern under its hazardous waste regulations, known as the Resource, Conservation and Recovery Act, or RCRA. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including RCRA and responded to those concerns and EPA’s follow up questions by explaining how in our judgment our operations meet applicable regulations or exemptions.

We understand that the inspections and issues raised by EPA as part of a national enforcement priority as to facilities in the phosphate industry. EPA has sought civil penalties from phosphate manufacturers for claimed RCRA violations, and, from time to time, has referred these matters to the Department of Justice, or DOJ, for possible litigation.

On March 20, 2008, we received a letter from the DOJ indicating that EPA had referred our case to the DOJ for civil enforcement, contending that our operations there do not qualify for the exemptions we have claimed, and alleging that we violate RCRA by failing to manage two materials appropriately, and related administrative violations. The letter states that EPA/DOJ intends to seek unspecified penalties and corrective action, but proposes to discuss the matter with us to explore possible resolution. As we believe the agencies have failed to consider properly the basis of why we maintain our Geismar operations are compliant, we have initiated such discussions with EPA/DOJ. At this time, we do not know whether such discussions will result in an agreed resolution, a consent decree, or litigation.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Based upon advice of counsel and our review of this matter, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of March 31, 2008. In the event of civil liability, we have determined that we would probably not have a claim for indemnity from Rhodia under the Rhodia Agreement.

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

Management believes based on all available information responsive to the subpoena, that there is no contingent liability. Accordingly, we have not established a liability on the balance sheet as of March 31, 2008.

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

In March 2008, Sudamfos S.A., an Argentine phosphate producer, or Sudamfos, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with our Mexican affiliate, Innophos Mexicana, or Mexicana. Sudamfos claims Mexicana, agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and seeks an order requiring Mexicana to sell and deliver approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. We believe we have meritorious defenses, including lack of any binding obligation to sell additional products to Sudamfos. Further, we believe we have not agreed to arbitrate any dispute with Sudamfos, and therefore we may contest ICC jurisdiction. Management has determined that the contingent liability to Sudamfos is not probable, and is at most reasonably possible. Accordingly, we have not accrued any liability for this matter on our balance sheet as of December 31, 2007. In addition, Mexicana believes Sudamfos has wrongfully refused payment of approximately $1.2 million, which Sudamfos owes Mexicana for prior transactions. Mexicana intends to vigorously pursue collection of the receivable and defense of the Sudamfos in an appropriate forum. Management’s judgment at this time is that this outstanding receivable is fully collectible.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Other contingencies

The Company is a party to a 2004 Registration Rights Agreement with Bain Capital and others. In compliance with the Registration Rights Agreement, we filed a registration statement on Form S-3 with the SEC covering 10,088,039 shares of its common stock which are owned by selling stockholders under the agreement on April 17, 2008. As of the date of this Form 10-Q, that registration statement is being reviewed by the staff of the SEC, has not yet become effective, and no shares have been sold by the Bain Capital affiliates. If and when the registration statement becomes effective, the selling stockholders may each, from time to time, sell shares of our common stock covered by the prospectus in one or more offerings. Under the Registration Rights Agreement, the Company would be required to bear the costs of such an offering, except for underwriting discounts and commissions, although the Company will not receive proceeds from it.

13. Pension:

Net periodic benefit expense for the United States plans for the three months ended March 31, 2008:

	2008
	Pension Plan	Other benefits	Total
Service cost	$—	$82	$82
Interest cost	29	37	66
Expected return on assets	(27)	—	(27)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	(2)	(25)	(27)

Net periodic benefit expense	$—	$159	$159

Net periodic benefit expense for the United States plans for the three months ended March 31, 2007:

	2007
	DB Pension Plan	Other benefits	Total
Service cost	$87	$84	$171
Interest cost	43	35	78
Expected return on assets	(14)	—	(14)
Amortization of prior service cost	34	72	106
Amortization of unrecognized (gains)/losses	—	(27)	(27)

Net periodic benefit expense	$150	$164	$314

In 2007, the Company and the Union for the hourly employees at our Nashville facility agreed that it would freeze its defined benefit pension plan (the “Plan”) as of August 1, 2007. The accrual of additional benefits or increase in the current level of benefits under the Plan ceased as of August 1, 2007, after which the Nashville union employees now participate in the Company’s existing non contributory defined contribution benefit plan.

We made our entire cash contributions of $2.2 million for our U.S. defined contribution plan during the first quarter of 2008 for the plan year 2007. The U.S. defined benefit cash contributions will be, at a minimum, approximately $0.1 million for 2008.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended March 31, 2008:

	2008
	Pension Plan	Other benefits	Total
Service cost	$58	15	$73
Interest cost	118	14	132
Expected return on assets	(175)	—	(175)
Amortization of initial transition obligation	—	9	9
Amortization of unrecognized (gains)/losses	21	2	23

Net periodic benefit expense	$22	$40	$62

Net periodic benefit expense for the Canadian plans for the three months ended March 31, 2007:

	2007
	DB Pension Plan	Other benefits	Total
Service cost	$53	13	$66
Interest cost	97	11	108
Expected return on assets	(130)	—	(130)
Amortization of initial transition obligation	—	7	7
Amortization of unrecognized (gains)/losses	11	3	14

Net periodic benefit expense	$31	$34	$65

We made cash contributions to our Canadian defined benefit plan of $0.2 million during the three months ended March 31, 2008. We expect to make cash contributions to our Canadian defined benefit plans of $1.0 million during the remainder of 2008.

14. Segment Reporting:

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

For the three months ended March 31, 2008	United States	Mexico	Canada	Eliminations		Total
Sales	$92,850	$61,884	$7,804	$		$162,538
Intersegment sales	9,181	5,969	16,330		(31,480)	—

Total sales	102,031	67,853	24,134		(31,480)	162,538

Operating income	$4,564	$17,510	$1,354		—	$23,428

For the three months ended March 31, 2007	United States	Mexico	Canada	Eliminations		Total
Sales	$76,127	$53,039	$7,514	$		$136,680
Intersegment sales	6,827	4,679	14,911		(26,417)	—

Total sales	82,954	57,718	22,425		(26,417)	136,680

Operating income	$652	$7,953	$1,422		—	$10,027

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

	Three months ended
Geographic Revenues (1)	March 31, 2008	March 31, 2007
US	$86,010	69,621
Mexico	38,021	38,717
Canada	8,167	7,844
Other foreign countries	30,340	20,498

Total	$162,538	$136,680

(1)	based on destination of sale.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” as contained in our 2007 Annual Report on Form 10-K and “Forward-Looking Statements” sections of that report.

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

The factors that we believe are driving this demand, robust grain demand and prices, international demand for higher food crop yields and for biofuels, and continuing strong demand for metals, all remain in place, and they are creating a pricing environment that is truly dynamic.

Market prices of phosphate rock and sulfur, two primary raw materials used in the production of specialty phosphates, have increased substantially over the last several quarters. If current raw material market price levels for phosphate rock and sulfur are sustained throughout 2008 into early 2009, we currently estimate that our annual raw material costs will increase by an amount equivalent to approximately 50% to 60% of 2007 annual sales by the second quarter 2009, as compared to our cost structure at the end of 2007. Approximately half of this cost increase is expected to occur during 2008, the balance is expected to occur in the first quarter of 2009.

Historically, we have successfully recovered raw material, energy, and other cost increases through price increases. During the fourth quarter of 2007, we implemented price increases in all our product lines, most of which became effective January 1, 2008. We also implemented price increases in February and April 2008. We have recently announced additional price increases to be implemented through June 2008. These price increases are expected to be realized by July 2008 and are for the most part expected to allow us to meet or exceed the near term increases in raw material costs estimated above. During 2008 management expects price increases will be achieved ahead of realized cost increases by a material amount. While we cannot guarantee that these measures will succeed, to date marketplace acceptance rates for these increases have been high. In light of recent market volatility, it is possible that raw material costs may continue to increase, and that additional price increases or employment of other measures may be necessary to recover those additional cost increases. Finally, as we raise prices, it is possible that demand for our products may decline to the extent our customers reformulate their products or otherwise reduce purchases.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Amount	%	Amount	%
Net sales	$162.5	100.0	$136.7	100.0
Cost of goods sold	121.8	75.0	115.7	84.6

Gross profit	40.7	25.0	21.0	15.4
Operating expenses: Selling, general and administrative	16.8	10.3	10.5	7.7
Research & Development Expenses	0.5	0.3	0.5	0.4

Operating income	23.4	14.4	10.0	7.3
Interest expense, net	8.6	5.3	9.9	7.2
Foreign exchange losses/(gains), net	0.3	0.2	(0.1)	(0.1)
Other (income) expense	(0.1)	(0.1)	0.1	0.1
Provision for income taxes	5.3	3.3	2.2	1.6

Net income (loss)	$9.3	5.7	$(2.1)	(1.5)

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2008 were $162.5 million, an increase of $25.8 million, or 18.9%, as compared to $136.7 million for the same period in 2007. Selling price increases had a positive impact on revenue of 29.8% or $40.8 million that occurred across all product lines. Volume and mix impacts upon revenue had a negative impact of 10.9% or $15.0 million that occurred primarily in STPP & Other Products due to lower production in the quarter due to rock supply interruptions related to logistics issues in Morocco, and timing of a March GTSP shipment delayed into April because of a customer’s ocean shipping logistics issues. At current market prices, the delayed GTSP shipment will result in approximately $3.6 million of gross profit delayed from the first quarter to the second quarter of 2008 which is roughly twice the impact we saw last year when we had a similar delayed shipment as a result of logistical issues from the third quarter to the fourth quarter of 2007.

The following table illustrates for the three months ended March 31, 2008 the percentage changes in net sales by reportable segment compared with the same period in 2007, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
United States	14.0%	8.0%	22.0%
Canada	16.8%	(12.9%)	3.9%
Mexico	54.5%	(37.8%)	16.7%

The following table illustrates for the three months ended March 31, 2008 the percentage changes for net sales by major product lines compared with the same period in 2007, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	30.6%	(3.4%)	27.2%
Specialty Salts and Specialty Acids	10.3%	11.2%	21.5%
STPP & Other Products	65.0%	(57.6%)	7.4%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2008 was $40.7 million, an increase of $19.7 million, or 93.8%, as compared to $21.0 million for the same period in 2007. Gross profit percentage increased to 25.0% for the three months ended March 31, 2008 versus 15.4% for the same period in 2007. The change in gross profit was due to higher selling prices which had a favorable impact of $40.8 million, partially offset by unfavorable sales volume and mix impacts upon revenue and higher raw material, freight, and manufacturing expenses which had a combined unfavorable impact of $22.5 million. Gross profit was also favorable by $1.4 million incurred in 2007 for Mexican workforce reorganization costs.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended March 31, 2008, these costs were $17.3 million, an increase of $6.3 million, or 57.3%, as compared to $11.0 million for the same period in 2007. Operating expenses were negatively affected by $2.1 million of legal and other fees to comply with the DOJ STPP document request subpoena (which was below last quarter but above expectations due to higher document volumes), $1.3 million for professional fees to support growth and other corporate initiatives such as assessing our IT systems, $1.2 million higher short-term incentive program accruals, $0.5 million for increased commercial efforts, $0.5 million for outside legal services and $0.7 million of all other costs.

Operating Income

Operating income for the three months ended March 31, 2008 was $23.4 million, an increase of $13.4 million, or 134.0%, as compared to $10.0 million for the same period in 2007. Operating income as a percentage of net sales increased to 14.4% versus 7.3% for the same period in 2007.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2008 was $8.6 million, a decrease of $1.3 million, compared to $9.9 million for the same period in 2007. This decrease is primarily due to the lower balance of our Term Loan from prepayments made in 2007 and lower bond interest expense from the retirement/refinancing of our Floating Rate Senior Notes.

Foreign Exchange

Foreign exchange loss for the three months ended March 31, 2008 was $0.3 million compared to a gain of $0.1 million for the same period in 2007. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three months ended March 31, 2008 was $5.3 million compared to $2.2 million for the comparable period of 2007. Income earned by our subsidiary in Mexico is fully taxable, so increases in our Mexican earnings, as we had in the first three months of 2008, would normally be expected to result in increased income tax expense.

Net Income (Loss)

Net income for the three months ended March 31, 2008 was $9.3 million, an increase of $11.4 million, compared to a net loss of $2.1 million for the same period in 2007, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended March 31, 2008	Three months ended March 31, 2007	Net Sales % Change
Segment Net Sales
United States	$92,850	$76,127	22.0%
Mexico	61,884	53,039	16.7%
Canada	7,804	7,514	3.9%

Total	$162,538	$136,680	18.9%

Segment Operating Income
United States	$4,564	$652
Mexico	17,510	7,953
Canada	1,354	1,422

Total	$23,428	$10,027

Segment Operating Income % of net sales
United States	4.9%	0.9%
Mexico	28.3%	15.0%
Canada	17.4%	18.9%

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Segment Net Sales:

In the United States net sales increased 22.0% for the three months ended March 31, 2008 when compared with the same period in 2007. Selling prices increased sales by 14.0% with the increase across all product lines. Volume and mix impact upon revenue was an increase of 8.0%, primarily in Specialty Salts and Specialty Acids which showed its strongest quarter since Innophos was formed, due in part to increased market share resulting from commercial efforts and reduced competitive supply including imports.

In Mexico net sales increased 16.7% for the three months ended March 31, 2008 when compared with the same period in 2007. Selling prices increased sales 54.5%, mainly in STPP & Other Products but seen across all product lines. Volume and mix impact upon revenue was a decrease of 37.8%, mainly in STPP & Other Products but seen across all product lines due to low inventory levels after our fourth quarter 2007 sulfuric acid maintenance outage, lower production in the quarter due to rock supply interruptions related to logistics issues in Morocco, and timing of a March GTSP shipment delayed into April because of a customer’s ocean shipping logistics issues. At current market prices, the delayed GTSP shipment will result in approximately $3.6 million of gross profit delayed from the first quarter to the second quarter of 2008 which is roughly twice the impact we saw last year when we had a similar delayed shipment as a result of logistical issues from the third quarter to the fourth quarter of 2007.

In Canada net sales increased 3.9% for the three months ended March 31, 2008 when compared with the same period in 2007. Selling price increased sales 16.8% with increases across all product lines. Volume and mix impact upon revenue was a decrease of 12.9%, primarily in Specialty Salts and Specialty Acids.

Segment Operating Income % of Net Sales:

The 4.0% increase in the United States for the three months ended March 31, 2008 compared with the same period in 2007 is mainly due to favorable selling prices and a favorable volume and mix impact on revenue. This was partially offset by higher raw material costs and increased operating expenses, mostly related to legal fees to comply with the DOJ STPP document request subpoena and professional fees to support new corporate initiatives such as assessing our IT systems.

The 13.3% increase in Mexico for the three months ended March 31, 2008 compared with the same period in 2007 is due to favorable selling prices, which were partially offset by decreased volume and mix impacts upon revenue, and increased raw material costs. The increase is also due to lower costs related to the Mexican workforce reorganization costs incurred in 2007.

The 1.5% decrease in Canada for the three months ended March 31, 2008 compared with the same period in 2007 is due to unfavorable volume and mix impact on revenue and higher raw material costs partially offset by increased selling prices.

During the three month period ending March 31, 2008 depreciation and amortization expense was $7.4 million in the United States, $0.5 million in Canada, and $4.6 million in Mexico.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	March 31, 2008	March 31, 2007
Operating Activities	$(9.8)	$(1.9)
Investing Activities	(4.1)	(4.6)
Financing Activities	10.0	(9.5)

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Net cash used in operating activities was $9.8 million for the three months ended March 31, 2008 as compared to $1.9 million for the same period in 2007, a decrease in cash of $7.9 million. The decrease in operating activities cash resulted from an unfavorable changes of $19.9 million in net working capital and $1.0 million in non-current accounts, partially offset by favorable changes of $11.4 million in net income, as described earlier and $1.6 million in non-cash items affecting net income.

Non-cash items affecting net income were favorable by $1.6 million primarily due to increased depreciation expense, and decreased benefit from deferred taxes.

The change in net working capital is a use of cash of $32.2 million in 2008 compared to a use in 2007 of $12.3 million, an increase in the use of cash of $19.9 million. The increased use of cash is due to higher selling prices increasing accounts receivable balances and higher raw material costs increasing inventory values without any compensating increase in accounts payable which actually decreased due to advance payments to suppliers to ensure timely delivery of raw materials. Working capital is expected to continue to increase as we continue to raise prices and incur higher raw material costs.

Net cash used for investing activities was $4.1million for the three months ended March 31, 2008, compared to $4.6 million for the same period in 2007, a decrease in the use of cash of $0.5 million. This was due to $2.2 million lower capital spending related to the cogeneration project in Coatzacoalcos, Mexico, partially offset by $1.4 million increased capital spending at our manufacturing facilities, and $0.3 million capitalized interest. As of March 31, 2008, the Company has expended, in total, approximately $17 million for the cogeneration project which is completed.

Net cash from financing activities for the three months ended March 31, 2008 was a source of $10.0 million, compared to a use of $9.5 million in for the same period in 2007, an increase in cash of $19.5 million. This is due to borrowing $14.0 million from our revolving credit facility to fund working capital needs and $7.5 million lower Term Loan principal payments, partially offset by $1.3 million higher dividend payments, and $0.7 million lower proceeds from stock option exercises. We borrowed an additional $5.0 million on April 1, 2008 and $5.0 million on April 24, 2008 to fund additional increases in working capital. We do not anticipate any further borrowings on the revolver in 2008 and expect to repay the entire revolver balance during the second and third quarters with the first repayment of $5.0 million having been made on May 5, 2008.

The Company is required within five days from the issuance of the 2008 annual financial statements to make a prepayment of the term loan in an amount equal to 50% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. As of March 31, 2008 management estimates the first quarter 2009 excess cash flow payment and the short-term required quarterly principal payments to be $44.0 million.

	Years ending December 31,
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Senior credit facility (1)	142,000	14,996	32,540	94,464	0	0	0
2004 Senior Subordinated Notes
Due 2014 (2)	301,714	16,863	16,862	16,863	16,862	16,863	217,401
Future service pension benefits	8,265	475	562	623	682	774	5,149
Other (3)	553,609	62,404	51,299	51,299	51,299	51,299	286,009
Operating leases	19,416	4,579	3,698	3,171	2,588	1,856	3,524
Senior Unsecured Notes Due 2012 (4)	94,215	6,270	6,270	6,270	6,270	69,135	0

Total	1,119,219	105,587	111,231	172,690	77,701	139,927	512,083

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $9.8 million assuming a 6.8% interest rate. The Company made a payment of $0.5 million on March 29, 2008. Amounts include $14.0 million borrowed under the $50.0 million revolving portion of the senior credit facility which has also issued approximately $4.5 million of letters of credit under the sub-facility which reduces the available credit to $31.5 million as of March 31, 2008. Balances exclude the additional borrowings under the revolving portion of the credit facility made on April 1, 2008 of $5.0 million and April 24, 2008 of $5.0 million and a subsequent repayment of $5.0 million on May 5, 2008.
(2)	Amounts include fixed rate interest payments at 8.875% for years 2008 and thereafter.
(3)	Represents minimum annual purchase commitments to buy raw materials and 2008 energy commitments from suppliers.
(4)	Represents the $66.0 million Senior Unsecured Notes which were issued on April 16, 2007. Amounts include fixed rate interest payments at 9.5% for years 2008 and thereafter.

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

At March 31, 2008, we had $256.0 million principal amount of fixed-rate debt and $178.0 million of available floating-rate debt, including $50.0 million under our revolving credit facility. Based on $142.0 million outstanding as floating rate debt as borrowings under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.4 million per year. As all of the business for Innophos Holdings, Inc. is transacted through Innophos, Inc. and its subsidiaries, Innophos Holdings, Inc. is dependent on the earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

As of March 31, 2008, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Mexican CNA Water Tax Claims

Nature and Extent. On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice from the Mexican National Waters Commission, or CNA, of the Fresh Water Claims at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, those claims total approximately $32.0 million at current exchange rates as of April 22, 2008, including basic charges of $11.0 million and $21.0 million for interest, inflation and penalties. Management believes that Innophos Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously as explained herein.

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

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future, or the Post-2002 Fresh Water Claims. Management estimates that such charges would be approximately $10 million of additional basic charges to date, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.6 million of additional basic charges per year. Based on the judgments we have obtained in New York, we believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the August 2004 closing , representing approximately $4 million of basic charges. Moreover, although not included in our judgments, we also believe Rhodia would be required to fully indemnify us for post-closing losses caused by breaches of covenants set forth in the Rhodia Agreement, which could represent the remainder of the exposure referenced above, or $6 million or other measure of damages for such breaches. Rhodia contests indemnification responsibility for such breaches. As the issue of indemnity responsibility for post-closing Fresh Water Claims remains unresolved in the New York Litigation, it is possible that case will proceed to trial to resolve this and other issues. Rhodia has served a motion for partial summary judgment to dismiss the post-closing claims for indemnification, and the parties are in the process of briefing such motion. The timing of argument or decision by the trial court is not known.

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of March 31, 2008. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect any amounts due from Rhodia under our Rhodia Agreement indemnification rights, even though they have been confirmed by court judgments.

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

Although there has been no formal action, CNA regional officials may take the position that compliance with the PAMCAR Agreement was to be determined by the previous Concession Title which contained a permit with stricter discharge limits. Consequently, while Mexican counsel has advised us that, as a matter of applicable law, compliance should be determined upon the new, revised, discharge limits, CNA regional officials could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In that event, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $11.0 million at current exchange rates as of April 22, 2008 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $11.6 million at current exchange rates. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly, could be significantly reduced. We do not know whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

In March 2008, Innophos Fosfatados received an audit notice and a request for documents from CNA concerning wastewater discharges and payment of duties, fees and other charges related thereto and under the applicable Concession Title from 2002 through 2005. We promptly put Rhodia on notice of indemnification under the Rhodia Agreement, and provided all requested documents within the time requested by the CNA. Rhodia declined to control the defense of the CNA audit, and declined to accept indemnification, pending further information.

Based upon currently available information and advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate potential indemnification rights against Rhodia. Based upon advice of counsel and our review of the CNA claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of March 31, 2008.

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

We have also been notified by the SCT that our regularization is not considered complete, and that in their view we owe additional sums due to a difference between the square meter areas for the Company’s pier as-built versus the larger square meter area under the Concession Title. Management has revised its estimated liability by approximately $0.7 million. Accordingly, we have established a liability on the balance sheet as of March 31, 2008 in that amount.

We believe the liability arising from the SCT regularization, to the extent applicable to periods prior to the August 2004 closing of the acquisition, is fully indemnified by Rhodia under the Rhodia Agreement. We have put Rhodia on notice and made a demand for indemnification amounting to a total of $1.7 million of pre-acquisition Tax claims. We also believe we are indemnified under other provisions of the Rhodia Agreement, subject to satisfaction of any applicable deductibles, for some or all of the remaining amounts of the regularization payments for periods after the closing and likewise have made a claim for those amounts. Thus far, Rhodia has maintained that the SCT charges are not fully indemnifiable under the Rhodia Agreement. Therefore, although we intend to pursue indemnification from Rhodia vigorously, it is possible that we will not prevail in any required legal action or that Rhodia will not be able to pay us if we do. The indemnification of the SCT related claims are considered a gain contingency and, therefore, no receivable has been recorded as of March 31, 2008.

EPA Civil Enforcement – Geismar, Louisiana Plant

Following inspections of our Geismar, LA plant in 2004 and follow-up questions, in August 2006, we received an EPA report identifying certain areas of concern under its hazardous waste regulations, known as the Resource, Conservation and Recovery Act, or RCRA. We believe that we operate our Geismar facility in material compliance with all applicable environmental laws and regulations, including RCRA and responded to those concerns and EPA’s follow up questions by explaining how in our judgment our operations meet applicable regulations or exemptions.

We understand that the inspections and issues raised by EPA as part of a national enforcement priority as to facilities in the phosphate industry. EPA has sought civil penalties from phosphate manufacturers for claimed RCRA violations, and, from time to time, has referred these matters to the Department of Justice, or DOJ, for possible litigation.

On March 20, 2008, we received a letter from the DOJ indicating that EPA had referred our case to the DOJ for civil enforcement, contending that our operations there do not qualify for the exemptions we have claimed, and alleging that we violate RCRA by failing to manage two materials appropriately, and related administrative violations. The letter states that EPA/DOJ intends to seek unspecified penalties and corrective action, but proposes to discuss the matter with us to explore possible resolution. As we believe the agencies have failed to consider properly the basis of why we maintain our Geismar operations are compliant, we have initiated such discussions with EPA/DOJ. At this time, we do not know whether such discussions will result in an agreed resolution, a consent decree, or litigation.

Based upon advice of counsel and our review of this matter, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of March 31, 2008. In the event of civil liability, we have determined that we would probably not have a claim for indemnity from Rhodia under the Rhodia Agreement.

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

Management believes based on all available information responsive to the subpoena, that there is no contingent liability. Accordingly, we have not established a liability on the balance sheet as of March 31, 2008.

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

In March 2008, Sudamfos S.A., an Argentine phosphate producer, or Sudamfos, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with our Mexican affiliate, Innophos Mexicana, or Mexicana. Sudamfos claims Mexicana, agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and seeks an order requiring Mexicana to sell and deliver approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. We believe we have meritorious defenses, including lack of any binding obligation to sell additional products to Sudamfos. Further, we believe we have not agreed to arbitrate any dispute with Sudamfos, and therefore we may contest ICC jurisdiction. Management has determined that the contingent liability to Sudamfos is not probable, and is at most reasonably possible. Accordingly, we have not accrued any liability for this matter on our balance sheet as of December 31, 2007. In addition, Mexicana believes Sudamfos has wrongfully refused payment of approximately $1.2 million, which Sudamfos owes Mexicana for prior transactions. Mexicana intends to vigorously pursue collection of the receivable and defense of the Sudamfos in an appropriate forum. Management’s judgment at this time is that this outstanding receivable is fully collectible.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K other than as mentioned below.

Increased Costs and Pricing May Accelerate Substitution of Competing Products

The prices we are paying for raw materials, particularly phosphate rock and sulfur, necessary to manufacture our products have risen dramatically since 2007 and are expected to do so for the foreseeable future. We can only recover anticipated cost escalation of this magnitude through pricing actions on our part. Although there can be no assurance we will be successful in maintaining our margins through future price increases, thus far in 2008, we have been successful in doing so. See Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition “Recent Trends and Outlook”.

However, as the costs and prices of our products correspondingly rise, certain of those products, particularly those directed at end use markets such as the detergent and oral care markets (where their portion of the end product cost is often larger), face an increasing threat of substitution from cost factors alone. Under circumstances where the costs of known and acceptable substitute non-phosphate chemistries become economically viable for a significant portion of our end use markets, our customers, may decide to utilize the substitute chemistries to control their costs. If higher costs and prices result in such substitutions for major products and markets and we are not able to shift our manufacturing capabilities to alternate products we can sell profitably, we could face a loss of volumes, revenues and/or profits from this kind of cost-driven substitution. Although we cannot estimate the pricing levels at which cost substitution will affect us (since it depends on variables such as the duration of recent price escalation, the availability and costs of our products relative to the substitutes, and future marketing and pricing decisions made by our customers), we believe based on our understanding of where substitutions becomes feasible at least 40% of our current end use markets could be exposed to some level of potential cost substitution. We cannot be sure that actions we take to reduce the effects of cost driven substitution will be effective, nor that those effects ultimately will not be material to our results of operations or financial position.

Raw Materials Availability and Pricing

Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, merchant green acid, purified phosphoric acid and energy (principally natural gas and electricity). Our raw materials are generally purchased under long-term supply contracts typically priced according to predetermined formulae dependent on price indices or market prices. The prices we pay under these contracts generally lag the market prices of the underlying raw material. In rapidly increasing price environments these long-term supply contracts tend to be favorable to the Company. Conversely, in rapidly decreasing price environments these long-term supply contracts could be unfavorable to the Company, possibly by material amounts. We do not typically engage in futures or other derivatives contracts to hedge against fluctuations in future prices. The Company may enter into sales contracts where the selling prices for our products are fixed for a period of one year, exposing us to volatility in raw materials prices that we acquire on a spot market basis.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 9, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated May 9, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated May 9, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated May 9, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 9, 2008

INNOPHOS HOLDINGS, INC.

/s/ Richard Heyse
By:	Richard Heyse
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: May 9, 2008

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 9, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated May 9, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated May 9, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated May 9, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002