Form 10-K/A
period 2007-12-31
Innophos Holdings, Inc.
filed 2008-05-19
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC, 20549

FORM 10-K/A

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

As of April 30, 2008, the registrant had 20,885,791 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

		Page
PART IV

Item 15.	Exhibits	1

Signatures		2

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Innophos Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 (the “Original Filing”) is to file Exhibit 10.24 and to refile Exhibits 10.5 and 21.1. The exhibit filed as Exhibit 10.5 with this Amendment includes changes to the redactions in such exhibit, as compared to the version previously filed, made in response to comments received from the staff of the Securities and Exchange Commission. No other changes or updates are being made to the Original Filing.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

Item 15 is unchanged from the Original Filing, except for the list of Exhibits that follows and the exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 19th day of May, 2008.

INNOPHOS HOLDINGS, INC.

By:	/S/ RANDOLPH GRESS
Randolph Gress Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement dated June 10, 2004 among Rhodia, Inc., Rhodia Canada Inc., Rhodia de Mexico, S.A. de C.V., Rhodia Overseas Limited, Rhodia Consumer Specialties Limited, Rhodia, S.A. and Innophos, Inc. (f/k/a Phosphates Acquisition, Inc.), incorporated by reference to Exhibit 2.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 11, 2005

3.1	Second Amended and Restated Certificate of Incorporation of Innophos Holdings, Inc. incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

3.2	Amended and Restated By-Laws of Innophos Holdings, Inc. as of November 30, 2007 incorporated by reference to Exhibit 99.1/99.2B of Form 8-K of Innophos Holdings, Inc. filed December 6, 2007

4.1	Form of Common Stock certificate incorporated by reference to Exhibit 4.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

4.2	Stockholders Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc., the entities set forth on Schedule I attached thereto and the other individuals signatory thereto incorporated by reference to Exhibit 10.6 of Registration Statement No. 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.3	Amendment to Stockholders Agreement dated as of November 1, 2006 by and among Innophos Holdings, and other parties signatory thereof to the Stockholders Agreement dated as of August 13, 2004 incorporated by reference to Exhibit 4.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006

4.4	Registration Rights Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc., the entities set forth on Schedule I attached thereto and the other individuals signatory thereto incorporated by reference to Exhibit 4.2 of Registration Statement No. 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.5	Indenture by and between Innophos Holdings, Inc. and U.S. Bank National Association, as Trustee dated as of April 16, 2007 relating to 9 1/ 2% Senior Unsecured Notes Due 2012 incorporated by reference to Exhibit 4.1 of Form 8-K of Innophos Holdings, Inc. filed April 17, 2007

4.6	Purchase Agreement dated April 11, 2007 between Innophos Holdings, Inc. and Credit Suisse Securities (USA) LLC incorporated by reference to Exhibit 4.2 of Form 8-K of Innophos Holdings, Inc. filed April 17, 2007

4.7	Indenture by and between Innophos, Inc., and Wachovia Bank, National Association, dated as of August 13, 2004 incorporated by reference to Exhibit 4.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.8	Guarantee dated as of August 13, 2004 among Innophos, Inc., Innophos Mexico Holdings, LLC and Wachovia Bank, National Association incorporated by reference to Exhibit 10.3 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

Exhibit No.	Description

4.9	Credit Agreement dated as of August 13, 2004 among Innophos, Inc., Bear Stearns Corporate Lending Inc., National City Bank, UBS Securities LLC and UBS Loan Finance LLC incorporated by reference to Exhibit 10.7 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.10	Guarantee and Collateral Agreement dated as of August 13, 2004 made by Innophos Holdings, Inc., Innophos, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 10.10 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.11	First Amendment to the Credit Agreement dated as of February 2, 2005 among Innophos, Inc., the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 10.11 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.12	Second Amendment to Credit Agreement dated as of October 27, 2006 among Innophos, Inc. the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc, incorporated by reference to Exhibit 4.13 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006

4.13	Third Amendment to Credit Agreement dated as of April 16, 2007, among Innophos, Inc. the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc†

10.1	The Advisory Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc. and Bain Capital, LLC, incorporated by reference to Exhibit 10.8 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.2	Termination Agreement of the Advisory Agreement by and between Innophos Holdings, Inc. and Bain Capital Partners, LLC dated as of November 9, 2006 incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006

10.3	Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. and Innophos, Inc.‡

10.4	Agreement dated as of September 10, 1992 by and between Office Cherifien Des Phosphates and Troy Industrias S.A. de C.V. incorporated by reference to Exhibit 10.12 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.5	Purchasing Agreement between Innophos, Inc. and Mississippi Lime Company dated March 11, 2008 filed herewith, with redactions subject to pending confidential treatment request

10.6	Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.7	Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.8	Base Agreement dated as of September 1, 2003 by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.9	Purchase and Sale Agreement of Anhydrous Ammonia dated as of April 23, 2001 as amended, by and between Petroquimica Cosoleacaque, S.A. de C.V. and Rhodia Fosfatados De Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.18 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

Exhibit No.	Description

10.10	Sulfur Supply Contract dated as of November 1, 2000 by and Between Pemex Gas Y Petroquimica Basica and Rhodia Fosfatados de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.19 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.11	Supply Agreement dated as of June 18, 1998 by and among Colgate Palmolive Company, Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.21 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.12	Operations Agreement made as of the 18th day of June, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.22 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.13	Employment Agreement by and between Innophos, Inc. and Randolph Gress dated as of August 13, 2004 incorporated by reference to Exhibit 10.7 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.14	Side Letter by and between Innophos, Inc. and Randolph Gress dated as of July 14, 2006 incorporated by reference to Exhibit 10.26 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed July 19, 2006

10.15	Employment Agreement by and between Innophos, Inc. and Richard Heyse incorporated by reference to Exhibit 10.29 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.16	Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan incorporated by reference to Exhibit 10.34 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.17	Innophos, Inc. Executive, Management and Sales Incentive Plan effective January 1, 2007†

Exhibit No.	Description

10.18	Deferred Compensation Agreement dated as of August 13, 2004 by and between Randolph Gress and Innophos, Inc. incorporated by reference to Exhibit 10.30 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.19	Form of Retention Bonus Agreement dated as of October 18, 2006 by and among Innophos Holdings, Inc., and senior management employees incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-139623 on Form S-8 of Innophos Holdings, Inc. filed December 22, 2006

10.20	Form of Indemnification Agreement, by and among Innophos Holdings, Inc. and certain Directors and Executive Officers incorporated by reference to Exhibit 99.2 of Form 8-K of Innophos Holdings, Inc. filed January 31, 2007

10.21	Form of 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.22	Form of Award Agreement under 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed October 25, 2007

10.23	Form of Innophos, Inc. Retirement Savings Restoration Plan effective as of January 1, 2006, incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006

10.24	Form of Individual Employment Agreement for executive officers of Innophos Servicios de Mexico, S. de R.L. de C.V. filed herewith

12.1	Statement re: Calculation of Ratio of Earnings to Fixed Charges†

21.1	Subsidiaries of Registrant filed herewith

23.1	Consent of PricewaterhouseCoopers LLP†

31.1	Certification of Principal Executive Officer dated March 14, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

31.2	Certification of Principal Financial Officer dated March 14, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32.1	Certification of Principal Executive Officer dated March 14, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Principal Financial Officer dated March 14, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Previously furnished in the Original Filing.
‡	Previously furnished in the Original Filing, with redactions subject to pending confidential treatment request.

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