Form 10-Q
period 2008-09-30
Innophos Holdings, Inc.
filed 2008-11-04
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2008, the registrant had 21,020,745 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$123,116	$15,661
Accounts receivable, net	104,098	60,079
Inventories	131,139	78,728
Other current assets	18,483	18,384

Total current assets	376,836	172,852

Property, plant and equipment, net	237,764	260,563
Goodwill	47,268	47,268
Intangibles and other assets, net	57,498	62,016

Total assets	$719,366	$542,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$55,004	$1,328
Accounts payable, trade and other	41,192	36,444
Other current liabilities	74,228	45,380

Total current liabilities	170,424	83,152
Long-term debt	327,996	383,172
Other long-term liabilities	31,198	31,671

Total liabilities	529,618	497,995

Commitments and contingencies (note 12)

Stockholders’ equity:
Common stock, par value $.001 per share; authorized 100,000,000; issued and outstanding 21,020,745 and 20,866,891 shares	21	21
Paid-in capital	94,248	97,729
Retained earnings (deficit)	97,420	(50,775)
Accumulated other comprehensive loss	(1,941)	(2,271)

Total stockholders’ equity	189,748	44,704

Total liabilities and stockholders’ equity	$719,366	$542,699

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended September 30, 2008	Three months ended September 30, 2007
Net sales	$291,772	$146,451
Cost of goods sold	165,189	116,714

Gross profit	126,583	29,737

Operating expenses:
Selling, general and administrative	13,152	11,284
Research & development expenses	526	479

Total operating expenses	13,678	11,763

Operating income	112,905	17,974
Interest expense, net	8,886	9,256
Foreign exchange (gain) loss	(869)	41
Other income, net	(152)	(158)

Income before income taxes	105,040	8,835
Provision for income taxes	25,388	3,204

Net income	$79,652	$5,631

Per share data (see Note 2):
Income per Common share:

Basic	$3.80	$0.27

Diluted	$3.64	$0.26

Weighted average common shares outstanding:

Basic	20,963,321	20,723,650

Diluted	21,857,587	21,370,809

Dividends paid per share of common stock	$0.17	$0.17
Dividends declared per share of common stock	$—	$0.17

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net sales	$718,310	$435,043
Cost of goods sold	443,155	352,381

Gross profit	275,155	82,662

Operating expenses:
Selling, general and administrative	47,284	39,781
Research & development expenses	1,587	1,565

Total operating expenses	48,871	41,346

Operating income	226,284	41,316
Interest expense, net	25,949	32,614
Foreign exchange gain	(873)	16
Other income, net	(390)	(256)

Income before income taxes	201,598	8,942
Provision for income taxes	53,403	10,547

Net income (loss)	$148,195	$(1,605)

Per share data (see Note 2):
Income (loss) per Common share:

Basic	$7.10	$(0.08)

Diluted	$6.86	$(0.08)

Weighted average common shares outstanding:

Basic	20,864,615	20,645,900

Diluted	21,615,963	20,645,900

Dividends paid per share of common stock	$0.51	$0.45
Dividends declared per share of common stock	$0.34	$0.51

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Cash flows from operating activities
Net income (loss)	$148,195	$(1,605)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	40,371	34,477
Amortization of deferred financing charges	2,046	3,910
Deferred income tax benefit	(879)	(1,517)
Deferred profit sharing	410	488
Share-based compensation	2,340	694
Changes in assets and liabilities:
Increase in accounts receivable	(44,019)	(3,244)
Increase in inventories	(52,411)	(8,752)
Increase in other current assets	(99)	(4,567)
Increase in accounts payable	4,748	8,417
Increase in other current liabilities	32,398	1,128
Changes in other long-term assets and liabilities	(1,697)	958

Net cash provided from operating activities	131,403	30,387

Cash flows from investing activities:
Capital expenditures	(13,238)	(23,012)
Purchase of assets	—	(2,120)

Net cash used for investing activities	(13,238)	(25,132)

Cash flows from financing activities:
Proceeds from exercise of stock options	392	896
Proceeds from issuance of senior unsecured notes	—	66,000
Principal repayment of floating rate senior notes	—	(60,800)
Principal payments of term-loan	(1,500)	(16,500)
Deferred financing costs	—	(1,815)
Excess tax benefits from exercise of stock options	1,062	—
Dividends paid	(10,664)	(9,352)

Net cash used for financing activities	(10,710)	(21,571)

Net change in cash	107,455	(16,316)
Cash and cash equivalents at beginning of period	15,661	31,760

Cash and cash equivalents at end of period	$123,116	$15,444

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings / (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance, January 1, 2007	20,270	$20	$(45,288)	$109,796	$(3,816)	$60,712
Net loss			(5,487)			(5,487)
Change in pension and post-retirement plans, (net of tax $243)					1,545	1,545

Other comprehensive (loss), net of tax						(3,942)
Adjustment to initial public offering expenses				125		125
Proceeds from exercise of stock options and restricted stock	597	1		950		951
Share-based compensation				1,077		1,077
Dividends declared				(14,219)		(14,219)

Balance, December 31, 2007	20,867	21	$(50,775)	$97,729	$(2,271)	$44,704

Net income			148,195			148,195
Change in pension and post-retirement plans, (net of tax ($33))					330	330

Other comprehensive income, net of tax						148,525
Proceeds from exercise of stock options	154			392		392
Share-based compensation				2,340		2,340
Dividends related to performance share payout				(161)		(161)
Dividends declared				(7,114)		(7,114)
Excess tax benefits from exercise of stock options				1,062		1,062

Balance, September 30, 2008	21,021	$21	$97,420	$94,248	$(1,941)	$189,748

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

1. Basis of Statement Presentation:

Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Innophos Holdings, Inc. and Subsidiaries, or Company, have been prepared in accordance with generally accepted accounting principles for interim financial reporting and do not include all disclosures required by generally accepted accounting principles for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2007 and for the three years then ended.

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

In April 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations” (SFAS No. 141R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. FSP SFAS 142-3 is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company will comply with the provisions of FSP EITF 03-6-1 upon adoption.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Total outstanding stock options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 476,241 and 122,884 for the three months ended September 30, 2008 and September 30, 2007, respectively and 619,159 and 770,043 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30 2007
Net income (loss) available to common shareholders	$79,652	$5,631	$148,195	$(1,605)

Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	20,963,321	20,723,650	20,864,615	20,645,900
Dilutive effect of stock equivalents	894,266	647,159	751,348	—

Diluted number of weighted average common shares outstanding	21,857,587	21,370,809	21,615,963	20,645,900

Earnings (loss) per common share:
Income (loss) per common share—Basic	$3.80	$0.27	$7.10	$(0.08)
Income (loss) per common share—Diluted	$3.64	$0.26	$6.86	$(0.08)

3. Dividends:

Dividends Paid

In the nine months ended September 30, 2008 dividends paid per share included:

•	A cash dividend of $0.17 per share ($3,549 in the aggregate) declared on December 21, 2007 and paid on January 31, 2008 to holders of record on January 14, 2008.

•	A cash dividend of $0.17 per share ($3,551 in the aggregate) declared on March 25, 2008 and paid on April 30, 2008 to holders of record on April 15, 2008.

•	A cash dividend of $0.17 per share ($3,563 in the aggregate) declared on June 9, 2008 and paid on July 31, 2008 to holders of record on July 15, 2008.

In the nine months ended September 30, 2007 dividends paid per share included:

•	A cash dividend of $0.11 per share ($2,275 in the aggregate) declared on December 18, 2006 and paid on January 30, 2007 to holders of record on January 15, 2007.

•	A cash dividend of $0.17 per share ($3,533 in the aggregate) declared on March 29, 2007 and paid on April 30, 2007 to holders of record on April 13, 2007.

•	A cash dividend of $0.17 per share ($3,544 in the aggregate) declared on June 29, 2007 and paid on July 31, 2007 to holders of record on July 13, 2007.

Dividends Declared

In the nine months ended September 30, 2008 dividends declared per share included:

•	A cash dividend of $0.17 per share ($3,551 in the aggregate) declared on March 25, 2008 and paid on April 30, 2008 to holders of record on April 15, 2008.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

•	A cash dividend of $0.17 per share ($3,563 in the aggregate) declared on June 9, 2008 and paid on July 31, 2008 to holders of record on July 15, 2008.

In the nine months ended September 30, 2007 dividends declared per share included:

•	A cash dividend of $0.17 per share ($3,533 in the aggregate) declared on March 29, 2007 and paid on April 30, 2007 to holders of record on April 13, 2007.

•	A cash dividend of $0.17 per share ($3,544 in the aggregate) declared on June 29, 2007 and paid on July 31, 2007 to holders of record on July 13, 2007.

•	A cash dividend of $0.17 per share ($3,547 in the aggregate) declared on September 28, 2007 and paid on October 31, 2007 to holders of record on October 12, 2007.

We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock.

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

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	September 30, 2008	September 30, 2007
Stock options	$176	$—
Restricted stock	232	232
Performance shares	479	—

Total share-based compensation expense	$887	$232

	Nine Months Ended
	September 30, 2008	September 30, 2007
Stock options	$471	$—
Restricted stock	695	695
Performance shares	1,174	—

Total share-based compensation expense	$2,340	$695

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

The following table summarizes information about stock option activity for the nine months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	922,058	$6.58
Granted	248,550	18.38
Forfeited	—	—
Exercised	(153,854)	2.55

Outstanding at September 30, 2008	1,016,754	$10.07

Exercisable at September 30, 2008	393,518	$3.17

The fair value of the options granted during 2008 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options

Expected volatility	36.8%
Dividend yield	4.6%
Risk-free interest rate	3.4%
Expected term	6 years
Weighted average grant date fair value of stock options	$4.52

Since Innophos Holdings, Inc. is a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based on peer group historical volatility data equaling the expected term. The expected term for the stock options is based on the simplified method as prescribed by SAB 110 since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options as outlined in SAB 107 / SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

The following table summarizes information about performance share activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	75,250	$13.28
Granted (at targeted return on invested capital)	82,340	18.38
Forfeited	—	—
Vested	—	—
Adjustment to estimate of shares to be earned	157,590	15.95

Outstanding at September 30, 2008	315,180	$15.95

In the second quarter of 2008, the Company revised its estimate of the number of performance shares expected to be earned at the end of the performance periods as a result of revising its estimate of projected performance and increased the number of performance shares by 157,590. The Company also recorded additional compensation expense of $0.4 million related to the adjustment to estimate of performance shares to be earned. There were 82,340 performance shares granted, assuming achieving targeted return on invested capital, in the second quarter of 2008 with a fair value of $18.38 per common share. The expected term for the performance shares is a 3 year cliff vesting. Declared dividends will accrue on the performance shares and will vest over the same period.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $3.2 million. The aggregate intrinsic value of stock options and performance shares outstanding and exercisable at September 30, 2008 was $17.2 million and $8.3 million, respectively. The total remaining unrecognized compensation expense related to stock options is as follows:

	Unrecognized Compensation Expense
	Restricted Stock	Stock Options	Performance Based
Amount	$231	$1,727	$3,401
Weighted-average years to be recognized	0.3 years	2.5 years	2.5 years

5. Inventories:

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Finished products	$95,697	$54,929
Raw materials	27,524	16,231
Spare parts	7,918	7,568

	$131,139	$78,728

Inventory reserves as of September 30, 2008 and December 31, 2007 were $7,437 and $8,754, respectively.

6. Other Current Assets:

Other current assets consist of the following:

	September 30, 2008	December 31, 2007
Creditable taxes (value added taxes)	$7,132	$4,647
Prepaid income taxes	—	548
Deferred taxes	2,087	2,087
Prepaids	8,551	10,478
Other	713	624

	$18,483	$18,384

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

7. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2008	December 31, 2007
Developed technology and application patents, net of accumulated amortization of $7,806 for 2008 and $6,389 for 2007	10-20	28,794	30,211
Customer relationships, net of accumulated amortization of $2,775 for 2008 and $2,064 for 2007	5-15	8,555	9,266
Tradenames and license agreements, net of accumulated amortization of $2,676 for 2008 and $2,185 for 2007	5-20	6,684	7,175
Capitalized software, net of accumulated amortization of $2,303 for 2008 and $1,814 for 2007	3-5	1,233	1,933
Non-compete agreement, net of accumulated amortization of $158 for 2008 and $63 for 2007	5	472	567

Total Intangibles		$45,738	$49,152

Deferred financing costs, net of accumulated amortization of $18,066 for 2008 and $16,020 for 2007		$9,681	$11,727
Deferred income taxes		537	542
Other assets		1,542	595

Total other assets		$11,760	$12,864

		$57,498	$62,016

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

8. Other Current Liabilities:

Other current liabilities consist of the following:

	September 30, 2008	December 31, 2007
Payroll related	$11,421	$9,746
Taxes	39,611	8,331
Interest	5,141	7,785
Freight and rebates	6,725	5,757
Benefits and pensions	5,501	4,468
Dividends payable	—	3,549
Legal	321	1,351
Other	5,508	4,393

	$74,228	$45,380

9. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	September 30, 2008	December 31, 2007
Senior credit facility	$127,000	$128,500
Senior subordinated notes	190,000	190,000
Senior unsecured notes	66,000	66,000

	$383,000	$384,500
Less current portion	55,004	1,328

	$327,996	$383,172

The senior credit facility (Credit Agreement) provides for interest based upon a fixed spread above the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan portion of the Credit Agreement bear interest at September 30, 2008 at 6.8%. The amount outstanding on the term loan facility as of September 30, 2008 was $127.0 million.

There was no amount outstanding on the revolving portion of the Credit Agreement at September 30, 2008. The Company has also issued approximately $2.4 million of letters of credit under the sub-facility as of September 30, 2008.

The Company is required within five days from the issuance of the 2008 annual financial statements to make a prepayment of the term loan in an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) in addition to the quarterly principal payments. Management estimates the excess cash flow payment and the short-term required quarterly principal payments to be $55.0 million as of September 30, 2008.

On August 14, 2008 the Company entered into a Fourth Amendment to the Credit Agreement. Among other things, it removes from Section 9(j) of the Credit Agreement (concerning defaults) an Event of Default arising from any reduction of beneficial ownership in the Company’s capital stock by Permitted Investors (as defined in the Credit Agreement) below the level of 25% calculated on a fully diluted basis. Under the Credit Agreement, the term “Permitted Investors” includes Bain Capital Partners LLC, or Bain Capital, and certain of its control-related affiliates.

In addition, the Fourth Amendment adds to Section 9(j) new Events of Default including the: (i) direct or indirect ownership by any person or group of persons other than the Permitted Investors of more than 35% of the Company’s capital stock on a fully diluted basis; and (ii) consummation of any transaction (including any merger or consolidation), the result of which is the acquisition directly or indirectly by any person or group of persons other than the Principals and Related Parties (both as defined in the Company’s 2004 Senior Subordinated Notes) of more than 35% of the voting stock of the Company. Under the Senior Subordinated Notes, the term “Principals” means Bain Capital, and the term “Related Parties” include controlling stockholders and certain types of entities related to the Principals.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

The Fourth Amendment also makes changes of an administrative nature to portions of the Credit Agreement relating to letters of credit, among other things, allowing an additional lender to serve as an issuer thereof, and provides for an increase of 1.0% per annum in the rate of interest to be accrued on obligations outstanding under the Credit Agreement.

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

As of September 30, 2008, the Company was in full compliance with all debt covenant requirements.

Total interest cash payments by the Company for all indebtedness for the nine months ended September 30, 2008 and September 30, 2007 was $27,501 and $32,633, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest expense	$8,570	9,007	$24,862	30,225
Deferred financing cost	681	838	2,046	3,910
Interest income	(362)	(214)	(645)	(1,146)
Less: amount capitalized for capital projects	(3)	(375)	(314)	(375)

Total interest expense, net	$8,886	$9,256	$25,949	$32,614

10. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	September 30, 2008	December 31, 2007
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	2,336	1,926
Deferred income taxes	17,311	19,310
Pension and post retirement liabilities (U.S. and Canada only)	4,569	4,213
Other Liabilities	5,882	5,122

	$31,198	$31,671

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

11. Income Taxes:

The provision for income taxes consisted of:

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
	Income (loss) before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
U.S	$41,447	4,505	$(23,646)	210
Canada/Mexico	160,151	48,898	32,588	10,337

Total	$201,598	53,403	8,942	10,547

Current income taxes		54,282		$12,064
Deferred income tax benefit		(879)		(1,517)

Total		$53,403		$10,547

The U.S. statutory federal income tax is reconciled to our effective income tax as follows:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Income tax expense at the U.S. statutory rate	$70,559	$3,130
State income taxes (net of federal tax effect)	547	64
Foreign tax rate differential	(6,902)	(827)
Change in valuation allowance	(10,493)	8,150
Non-deductible permanent items	(40)	287
Other	(268)	(257)

Provision for income taxes	$53,403	$10,547

Income taxes paid were $22,408 and $6,338 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

The U.S. operations had income for the nine months ended September 30, 2008 which results in the utilization of net operating loss carryforwards to offset the current period tax expense. However, the Company still maintains a full valuation allowance on its remaining U.S. net deferred tax assets and net operating loss carryforwards as realization of the U.S. net deferred tax asset is not more likely than not.

Pursuant to Section 382 of the Internal Revenue Code, as amended, the annual utilization of the Company’s U.S. net operating loss carryforwards may be limited, if the Company experiences a change in ownership of more than 50% within a three year period. The Company believes it has experienced an ownership change on April 4, 2007 that limits the utilization of net operating losses to offset future taxable income.

Although the U.S. operations have been profitable for two consecutive quarters beginning in the second quarter of 2008, the U.S. operations have had significant cumulative losses in recent years. As of September 30, 2008, the Company continues to have a full valuation allowance for all U.S. net deferred tax assets as it believes cumulative losses outweigh available positive evidence at this time. If recent operating results continue, we will no longer be in a cumulative loss position during the fourth quarter of 2008. If this occurs, we will evaluate to what extent we can rely on our income forecasts to support the realization of our net U.S. deferred tax assets. These income forecasts will be used in conjunction with other positive and negative evidence including but not limited to, market conditions, reversal of temporary differences, and other factors, in evaluating the need for a full or partial valuation allowance. If we conclude that that it is more likely than not that some, or all, of the net deferred tax assets in the U.S. are realizable, the resulting reversal of the existing valuation allowance will favorably impact our results of operations in the period of reversal.

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

Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million at September 30, 2008.

Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us at all our operating facilities. We could incur significant expenses pursuant to new laws, regulations or governmental policies, or new interpretations of existing laws, regulations or governmental policies, or as a result of the development or discovery of new facts, events, circumstances or conditions at any of our facilities. Currently, we are involved in several compliance and remediation efforts and agency inspection matters concerning health and safety and environmental matters. Refer to ‘EPA Civil Enforcement – Geismar, LA Plant ‘ section in “Litigation” below.

Under the Rhodia Agreement, we are indemnified by the sellers for their breaches of representations, warranties, covenants and other matters under that contract. Our indemnification rights covering undisclosed environmental matters, however, are subject to substantial limitations and exclusions.

Litigation

Mexican CNA Water Tax Claims

Nature and Extent. In November 2004, our Mexican subsidiary, Innophos Fosfatados, received notice from the Mexican National Waters Commission, or CNA, of the Fresh Water Claims at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, those claims totaled approximately $25.5 million at current exchange rates as of October 21, 2008, including basic charges of $8.8 million and $16.7 million for interest, inflation and penalties. Innophos Fosfatados has challenged the Fresh Water Claims as explained below.

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

Further CNA Claims Proceedings. Innophos Fosfatados appealed the Fresh Water Claims to the Mexican Tax Court and on August 8, 2008 that court unanimously overturned the Fresh Water Claims with prejudice. CNA appealed the Mexican Tax Court decision to a Mexican Federal appeals court where that proceeding is currently pending. A final determination of that matter may

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

require further appeals in the Mexican Federal Court system or remands to the CNA or to lower courts, a process that might continue for several years. In the event that the appeals were to be decided against us and Rhodia were then unable to pay indemnification as required by our New York Litigation, Innophos Fosfatados could be required to pay a judgment for the entire amount awarded.

Possible Post-2002 Claims. If the CNA Fresh Water Claims are sustained for the period 1998-2002, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage for 2003 on into the future, or the Post-2002 Fresh Water Claims. Management estimates that Post-2002 Fresh Water Claims would be approximately $9 million of additional basic charges, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.4 million of additional basic charges per year at current exchange rates as of October 21, 2008. Based on the New York Litigation, we believe Rhodia would be responsible to indemnify us fully for Post-2002 Fresh Water Claims arising on or before the August 2004 closing, representing approximately $4 million of basic charges. Moreover, although not yet decided, we also believe Rhodia would be required to indemnify us in whole or in part for post-closing losses caused by breaches of covenants, which could represent the remainder of the exposure referenced above, or $5 million or other measure of damages for such breaches. Rhodia has denied indemnification responsibility for those breaches. As indemnification for post-closing Fresh Water Claims remains unresolved thus far in the New York Litigation, our case may have to proceed to trial to resolve that and other issues. A motion by Rhodia for partial summary judgment to dismiss post-closing claims for indemnification was submitted May 28, 2008 has been briefed and is pending with the trial court. No date has yet been set for disposing of the motion.

Based on our ongoing review process, we have determined that liability for the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet for those claims at September 30, 2008. As additional information is gained, we will reassess the potential liability and establish any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect any amounts due from Rhodia under our indemnification rights, even if confirmed by court judgments.

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

Although there has been no formal action, the CNA may take the position that compliance with the PAMCAR Agreement was to be determined by the previous Concession Title which contained a permit with stricter discharge limits. Consequently, while Mexican counsel has advised us that, as a matter of applicable law, compliance should be determined upon the new, revised, discharge limits, the CNA could find that Innophos Fosfatados was not in compliance for the duration of the PAMCAR Agreement. In that event, the exempted taxes, duties and related charges through December 31, 2004, could be reinstated. We estimate that the amount of exempted duties and related charges through December 31, 2004 may range up to $8.7 million at current exchange rates as of October 21, 2008 (including inflation and interest). In addition, we have been advised it is possible under applicable law that a penalty could be imposed of up to an additional $9.3 million at current exchange rates. We believe that the above amounts represent the upper range of possible liability based on a finding of noncompliance involving pH levels rather than phosphorus, and, accordingly, could be significantly reduced. We are unable to predict whether the CNA will make a finding of noncompliance as to any aspect of the PAMCAR Agreement or what discharge limits would constitute the basis for a finding of noncompliance as to water quality requirements.

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

Based upon advice of counsel, we would take appropriate steps to challenge any claim stemming from an alleged violation of the PAMCAR Agreement before the CNA and/or Mexican courts, and if any such claim were presented, evaluate fully potential indemnification rights against Rhodia. Based on our ongoing review process, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability for this matter on the balance sheet at September 30, 2008.

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

We believe the liability arising from the SCT regularization, to the extent applicable to periods prior to the August 2004 closing of the acquisition, is fully indemnified by Rhodia. We have put Rhodia on notice and made a demand for indemnification amounting to a total of $2.4 million of pre-acquisition claims. We also believe we are indemnified under other provisions of our 2004 agreement, subject to applicable deductibles, for the remaining amounts of the regularization payments for periods after the closing and likewise have made a claim for those amounts. Thus far, Rhodia has maintained that the SCT charges are not fully indemnifiable. Therefore, although we intend to pursue indemnification from Rhodia vigorously, it is possible that we will not prevail in any required legal action or that Rhodia will not be able to pay us if we do. The indemnification of the SCT related claims are considered a gain contingency and, therefore, no receivable had been recorded at September 30, 2008.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Based on our ongoing review process, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of September 30, 2008. In the event of civil liability, we have determined that we would probably not have a claim for indemnity from Rhodia.

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

Based on all available information responsive to the subpoena, management believes there is no contingent liability. Accordingly, we have not established a liability on the balance sheet at September 30, 2008.

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

In March 2008, Sudamfos S.A., an Argentine phosphate producer, or Sudamfos, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with our Mexican affiliate, Innophos Mexicana, or Mexicana. Sudamfos claimed Mexicana agreed to sell Sudamfos phosphoric acid for delivery in 2007 and 2008 and seeks an order requiring Mexicana to sell and deliver approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. We believe Mexicana has meritorious defenses, including lack of any binding obligation to sell additional products to Sudamfos. Further, Mexicana maintained that it did not agree to arbitrate any dispute with Sudamfos, and it contested ICC jurisdiction. Sudamfos subsequently withdrew its ICC filings without prejudice. Management has determined that a contingent liability to Sudamfos is not probable, and is at most reasonably possible. Accordingly, we have not accrued any liability for this matter on our balance sheet at September 30, 2008. In addition, Mexicana believes Sudamfos has wrongfully refused payment of approximately $1.2 million, which Sudamfos owes Mexicana for prior transactions. Mexicana considers this receivable fully collectible and on October 17, 2008 Mexicana filed a lawsuit in the Mexican courts to collect such receivable.

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

Other contingencies

We are a party to a 2004 Registration Rights Agreement with Bain Capital and others. In compliance with that agreement, on April 17, 2008, we filed a registration statement on Form S-3 with the SEC covering 10,088,039 shares of our common stock owned by selling stockholders affiliated with, and donees of, Bain Capital. That registration statement became effective, and, on June 4, 2008, the selling stockholders sold through underwriters a total of 4,600,000 of the shares registered. Subsequently, on August 14, 2008 the selling stockholders disposed of an additional 2,000,000 of the shares registered. Since the registration statement is a “shelf” allowing for delayed or continuous offerings, the selling stockholders may, from time to time, sell their remaining registered shares in one or more future offerings. Under the Registration Rights Agreement, we will continue to bear the costs of effecting and maintaining the registration, except for underwriting discounts and commissions, although we do not receive proceeds from it.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

13. Pension:

Net periodic benefit expense for the United States plans for the three months ended September 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$—	$82	$82
Interest cost	29	37	66
Expected return on assets	(27)	—	(27)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	(2)	(26)	(28)

Net periodic benefit expense	$—	$158	$158

Net periodic benefit expense for the United States plans for the three months ended September 30, 2007:

	2007
	Pension benefits	Other benefits	Total
Service cost	$40	$84	$124
Interest cost	41	34	75
Expected return on assets	(24)	—	(24)
Amortization of prior service cost	(6)	72	66
Amortization of unrecognized (gains)/losses	1	(27)	(26)

Net periodic benefit expense	$52	$163	$215

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$—	$245	$245
Interest cost	86	110	196
Expected return on assets	(80)	—	(80)
Amortization of prior service cost	—	196	196
Amortization of unrecognized (gains)/losses	(6)	(75)	(81)

Net periodic benefit expense	$—	$476	$476

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2007:

	2007
	Pension benefits	Other benefits	Total
Service cost	$165	$252	$417
Interest cost	102	104	206
Expected return on assets	(44)	—	(44)
Amortization of prior service cost	43	216	259
Amortization of unrecognized (gains)/losses	1	(81)	(80)
Curtailment expense for plan amendment	203	—	203

Net periodic benefit expense	$470	$491	$961

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

We made our entire cash contributions of $2.2 million for our U.S. defined contribution plan during the first quarter of 2008 for the plan year 2007. The U.S. defined benefit cash contributions were approximately $0.1 million for 2008.

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$57	$15	$72
Interest cost	118	14	132
Expected return on assets	(174)	—	(174)
Amortization of initial transition obligation	—	9	9
Amortization of unrecognized (gains)/losses	21	1	22

Net periodic benefit expense	$22	$39	$61

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2007:

	2007
	Pension benefits	Other benefits	Total
Service cost	$79	20	$99
Interest cost	144	17	161
Expected return on assets	(193)	—	(193)
Amortization of initial transition obligation	—	11	11
Amortization of unrecognized (gains)/losses	16	4	20

Net periodic benefit expense	$46	$52	$98

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$173	$44	$217
Interest cost	355	43	398
Expected return on assets	(524)	—	(524)
Amortization of initial transition obligation	—	26	26
Amortization of unrecognized (gains)/losses	63	5	68

Net periodic benefit expense	$67	$118	$185

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2007:

	2007
	Pension benefits	Other benefits	Total
Service cost	$185	46	$231
Interest cost	338	39	377
Expected return on assets	(453)	—	(453)
Amortization of initial transition obligation	—	25	25
Amortization of unrecognized (gains)/losses	38	10	48

Net periodic benefit expense	$108	$120	$228

We made cash contributions to our Canadian defined benefit plan of $1.0 million during the nine months ended September 30, 2008. We expect to make cash contributions to our Canadian defined benefit plans of $0.3 million during the remainder of 2008.

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

For the three months ended September 30, 2008	United States	Mexico	Canada	Eliminations	Total
Sales	$146,154	$133,732	$11,886	$—	$291,772
Intersegment sales	7,687	11,307	16,568	(35,562)	—

Total sales	153,841	145,039	28,454	(35,562)	291,772

Operating income	$45,400	$62,357	$5,148	—	$112,905

For the three months ended September 30, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$82,768	$56,659	$7,024	$—	$146,451
Intersegment sales	5,588	7,969	12,705	(26,262)	—

Total sales	88,356	64,628	19,729	(26,262)	146,451

Operating income	$4,302	$13,318	$354	—	$17,974

For the nine months ended September 30, 2008	United States	Mexico	Canada	Eliminations	Total
Sales	$356,431	$333,143	$28,736	$—	$718,310
Intersegment sales	22,806	24,198	49,479	(96,483)	—

Total sales	$379,237	357,341	78,215	(96,483)	$718,310

Operating income	$63,021	$155,393	$7,870	—	$226,284

For the nine months ended September 30, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$242,946	$170,072	$22,025	$—	$435,043
Intersegment sales	19,722	21,158	42,034	(82,914)	—

Total sales	$262,668	$191,230	$64,059	$(82,914)	$435,043

Operating income	$1,766	$36,465	$3,085	$—	$41,316

		Three months ended		Nine months ended
Geographic Revenues (1)		September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
U.S.		$134,942	$75,232	$335,923	$220,381
Mexico		77,746	31,092	184,520	98,477
Canada		12,123	7,462	29,225	23,528
Chile		19,047	13,407	60,430	27,798
Other foreign countries		47,914	19,258	108,212	64,859

Total		$291,772	$146,451	$718,310	$435,043

(1)	based on destination of sale.

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

Recent Trends and Outlook

Market prices of phosphate rock, sulfur and sulfuric acid, the primary raw materials used in the production of specialty phosphates, have increased substantially over the last several quarters, although the market price of sulfur began to decrease rapidly in the fourth quarter of 2008. Innophos purchases phosphate rock, sulfur, and sulfuric acid directly and has other long term raw material supply contracts whose pricing is determined in part by phosphate rock and sulfur market prices. If current raw material market price levels for phosphate rock and sulfur are sustained throughout 2008 into 2009, Innophos currently estimates that its annual raw material costs will increase on an annualized basis by an amount equivalent to approximately 55% to 65% of 2007 annual sales, or by approximately $320 to $375 million, by the third quarter of 2009 as compared to Innophos’ year-end 2007 cost structure. Approximately 35% of this dollar cost increase, or approximately $115 to $135 million, is expected to occur during 2008, with the balance expected to occur in the first and second quarters of 2009.

Historically, Innophos has successfully recovered raw material, energy and other cost increases through price increases. In addition to offsetting raw material cost increases, management’s current pricing strategy targets pricing Innophos products at full value. During the fourth quarter of 2007, the Company implemented price increases in all its product lines, most of which became effective January 1, 2008. Innophos also implemented broad price increases in February, April, June and August 2008, and recently announced additional price increases across most products in the U.S. and Canada effective October 15, 2008. Due to oversupply and reduced demand conditions in phosphate fertilizer markets, Innophos expects the price received for its granular triple superphosphate (GTSP) fertilizer co-product to decrease by over 45% from its peak third quarter 2008 levels. Innophos expects its price increases, net of anticipated GTSP price decreases, will result in a revenue increase of 95% to 105% of 2007 annual sales, or approximately $550 to $605 million, on an annualized basis by year-end 2008.

While Innophos cannot guarantee that its pricing actions will succeed, to date marketplace acceptance rates for price increases have been high. Finally, as Innophos raises prices, it is possible that demand for the Company’s products may decline to the extent its customers reformulate their products or otherwise reduce purchases.

In the first three quarters of 2008, Innophos experienced negative volume impacts on revenues for STPP and Other Products, which primarily affected the Mexico segment. The underlying causes for this decline are reduced fertilizer demand and oversupply impacting the sales of GTSP, limited reformulation in detergents using STPP, and an increase of competition from China in South America. In addition, Innophos expects to ship minimal amounts of GTSP fertilizer in the fourth quarter due to rapidly decreasing fertilizer market demand and pricing levels disrupting Latin American fertilizer markets. Management anticipates this will result in a shipment volume decline of approximately 30% on a pure tonnage basis for STPP and Other Products for the full year 2008 versus full year 2007. However, Innophos sees continued strong demand in its other product lines as it realizes growth for Specialty Salts & Specialty Acids and stable demand for Purified Phosphoric Acid in both the United States and Mexico.

During 2008 price increases have been achieved ahead of realized cost increases by a material amount. Management currently estimates that the favorable impact of net selling price increases exceeding raw material cost increases, net of the anticipated impact from lower sales volumes in STPP and Other Products, will result in at least a $65 million year over year improvement in operating income during the fourth quarter of 2008. Management believes the buffering provided by the Company’s long term raw material contracts will continue in 2009, albeit at a lesser rate than experienced in 2008, and that the trend of net selling price increases exceeding net raw material cost increases by a material amount relative to fourth quarter 2007 levels will continue through 2009.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended September 30, 2008		Three months ended September 30, 2007
	Amount	%	Amount	%
Net sales	$291.8	100.0	$146.4	100.0
Cost of goods sold	165.2	56.6	116.7	79.7

Gross profit	126.6	43.4	29.7	20.3
Operating expenses: Selling, general and administrative	13.2	4.5	11.2	7.7
Research & Development Expenses	0.5	0.2	0.5	0.3

Operating income	112.9	38.7	18.0	12.3
Interest expense, net	8.9	3.1	9.3	6.4
Foreign exchange (gains) losses, net	(0.9)	(0.3)	0.1	0.1
Other expense (income)	(0.2)	(0.1)	(0.2)	(0.1)
Provision for income taxes	25.4	8.7	3.2	2.2

Net income	$79.7	27.3	$5.6	3.8

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
	Amount	%	Amount	%
Net sales	$718.3	100.0	$435.0	100.0
Cost of goods sold	443.1	61.7	352.3	81.0

Gross profit	275.2	38.3	82.7	19.0
Operating expenses: Selling, general and administrative	47.3	6.6	39.8	9.1
Research & Development Expenses	1.6	0.2	1.6	0.4

Operating income	226.3	31.5	41.3	9.5
Interest expense, net	26.0	3.6	32.6	7.5
Foreign exchange (gains) losses, net	(0.9)	(0.3)	—	—
Other expense (income)	(0.4)	(0.1)	(0.2)	(0.0)
Provision for income taxes	53.4	7.4	10.5	2.4

Net income (loss)	$148.2	20.6	$(1.6)	(0.4)

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2008 were $291.8 million, an increase of $145.4 million, or 99.3%, as compared to $146.4 million for the same period in 2007. Selling price increases had a positive impact on revenue of 112.6% or $164.9 million that occurred across all product lines. Volume and mix impacts upon revenue had a negative impact of 13.3% or $19.5 million that occurred primarily in STPP & Other Products due to reduced demand for our GTSP fertilizer co-product in oversupplied fertilizer markets and limited reformulation in detergents using STPP. Demand was favorable for Specialty Salts and Specialty Acids and stable for Purified Phosphoric Acid in both the United States and Mexico, but U. S. Purified Phosphoric Acid sales volumes declined due to a hurricane-related outage affecting the Geismar, LA plant and the need to rebuild inventories depleted during our second quarter maintenance outage at this facility. On a unit basis, the average selling price for all Innophos products increased by 110.5% year-over-year for the quarter, and the total volume shipped decreased by 5.3%.

The following table illustrates for the three months ended September 30, 2008 the percentage changes in net sales by reportable segment compared with the same period in 2007, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
United States	73.4%	3.2%	76.6%
Canada	88.4%	(19.2)%	69.2%
Mexico	173.0%	(37.0)%	136.0%

The following table illustrates for the three months ended September 30, 2008 the percentage changes for net sales by major product lines compared with the same period in 2007, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	174.7%	(20.6)%	154.1%
Specialty Salts and Specialty Acids	68.0%	15.4%	83.4%
STPP & Other Products	146.3%	(62.1)%	84.2%

Shipped volume for the three months ended September 30, 2008 declined approximately 20% on a pure tonnage basis for STPP & Other Products compared with the same period in 2007.

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2008 was $126.6 million, an increase of $96.9 million, or 326.3%, as compared to $29.7 million for the same period in 2007. Gross profit percentage increased to 43.4% for the three months ended September 30, 2008 versus 20.3% for the same period in 2007. The change in gross profit was primarily due to higher selling prices which had a favorable impact of $164.9 million. This was partially offset by unfavorable sales volume and mix impacts upon revenue and higher raw material, energy, freight and manufacturing expenses which had a combined unfavorable impact of $68.0 million.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended September 30, 2008, these costs were $13.7 million, an increase of $2.0 million, or 17.1%, as compared to $11.7 million for the same period in 2007. Operating expenses were negatively affected by $1.0 million for increased commercial efforts, and $0.7 million non-cash share based compensation and an increase of $0.3 million of all other costs.

Operating Income

Operating income for the three months ended September 30, 2008 was $112.9 million, an increase of $94.9 million, or 527.2%, as compared to $18.0 million for the same period in 2007. Operating income as a percentage of net sales increased to 38.7% versus 12.3% for the same period in 2007.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2008 was $8.9 million, a decrease of $0.4 million, compared to $9.3 million for the same period in 2007. This decrease is primarily due to the lower balance of our Term Loan from 2007 prepayments and lower interest rates. This was partially offset by fees associated with the fourth amendment to our credit facility.

Foreign Exchange

Foreign exchange gain for the three months ended September 30, 2008 was $0.9 million compared to a loss of $0.1 million for the same period in 2007. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three months ended September 30, 2008 was $25.4 million compared to $3.2 million for the comparable period of 2007. Income earned by our subsidiaries in Mexico and Canada are fully taxable, so increases in their earnings, as we had in the third quarter of 2008, would normally be expected to result in increased income tax expense. Although the U.S. operations has taxable income for the three month period ended September 30, 2008, the income tax provision reflects the use of net operating loss carryforwards and the corresponding decrease in the valuation allowance related to those net operating loss carryforwards. However, the U.S. operations continue to carry a full valuation allowance for its net deferred tax assets.

Although the U.S. operations have been profitable for two consecutive quarters beginning in the second quarter of 2008, the U.S. operations have had significant cumulative losses in recent years. As of September 30, 2008, the Company continues to have a full valuation allowance for all U.S. net deferred tax assets as it believes cumulative losses outweigh available positive evidence at this time. If recent operating results continue, we will no longer be in a cumulative loss position during the fourth quarter of 2008. If this occurs, we will reconsider to what extent we can rely on our income forecasts to support the realization of our net U.S. deferred tax assets. These income forecasts will be used in conjunction with other positive and negative evidence including but not limited to, market conditions, reversal of temporary differences, and other factors, in evaluating the need for a full or partial valuation allowance. If we conclude that that it is more likely than not that some, or all, of the net deferred tax assets in the U.S. are realizable, the resulting reversal of the existing valuation allowance will favorably impact our results of operations in the period of reversal.

Net Income

Net income for the three months ended September 30, 2008 was $79.7 million, an increase of $74.1 million, compared to $5.6 million for the same period in 2007, due to the factors described above.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2008 were $718.3 million, an increase of $283.3 million, or 65.1%, as compared to $435.0 million for the same period in 2007. Selling price increases had a positive impact on revenue of 77.9% or $338.9 million that occurred across all product lines. Volume and mix impacts upon revenue had a negative impact of 12.8% or $55.6 million that occurred primarily in STPP & Other Products due to reduced demand for our GTSP fertilizer co-product in oversupplied fertilizer markets and limited reformulation in detergents using STPP. Purified Phosphoric Acid experienced a decrease that was partially attributable to the planned outage at the Geismar, LA acid plant in the second quarter of 2008 and a hurricane-related outage in the third quarter of 2008. Specialty Salts and Specialty Acids volumes increased due to our focus on these products. On a unit basis, the average selling price for all Innophos products increased by 82.0% year-over-year for the first nine months, and the total volume shipped decreased by 9.3%.

The following table illustrates for the nine months ended September 30, 2008 the percentage changes in net sales by reportable segment compared with the same period in 2007, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
United States	41.9%	4.8%	46.7%
Canada	44.9%	(14.4)%	30.5%
Mexico	133.5%	(37.6)%	95.9%

The following table illustrates for the nine months ended September 30, 2008 the percentage changes for net sales by major product lines compared with the same period in 2007, including the effect of price and volume/mix impacts upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	111.3%	(17.2)%	94.1%
Specialty Salts and Specialty Acids	38.2%	13.5%	51.7%
STPP & Other Products	122.8%	(57.0)%	65.8%

Shipped volume for the nine months ended September 30, 2008 declined approximately 25% on a pure tonnage basis for STPP & Other Products compared with the same period in 2007.

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2008 was $275.2 million, an increase of $192.5 million, or 232.8%, as compared to $82.7 million for the same period in 2007. Gross profit percentage increased to 38.3% for the nine months ended September 30, 2008 versus 19.0% for the same period in 2007. The change in gross profit was due to higher selling prices which had a favorable impact of $338.9 million, partially offset by unfavorable sales volume and mix impacts upon revenue and higher raw material, energy, freight and manufacturing expenses which had a combined unfavorable impact of $147.3 million. Gross profit was unfavorable by $1.3 million for a scheduled Geismar, LA plant maintenance outage in the second quarter of 2008, which was lower than anticipated. Gross profit was unfavorable by $1.3 million for the asset impairment expense for two obsolete production units in the second quarter of 2008. Gross profit was favorable by 2007 expenses incurred for $1.5 million of Mexican workforce reorganization costs and $2.0 million for the regularization of Mexican port facilities taxes covering the periods 1996 to 2006.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the nine months ended September 30, 2008, these costs were $48.9 million, an increase of $7.5 million, or 18.1%, as compared to $41.4 million for the same period in 2007. Operating expenses increased by $2.0 million for legal and other fees to comply with the DOJ STPP document request subpoena, $3.1 million for professional fees to support growth and other corporate initiatives such as assessing our IT systems, $2.6 million for higher short-term incentive program accruals, $2.1 million for increased commercial efforts, $1.7 million for non-cash share based compensation and $2.8 million for all other costs. The overall increases over prior year were partially offset by $6.8 million for unusual expenses incurred in 2007 primarily in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc. and the transfer of related assets to Innophos.

Operating Income

Operating income for the nine months ended September 30, 2008 was $226.3 million, an increase of $185.0 million, or 447.9%, as compared to $41.3 million for the same period in 2007. Operating income as a percentage of net sales increased to 31.5% versus 9.5% for the same period in 2007.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2008 was $26.0 million, a decrease of $6.6 million, compared to $32.6 million for the same period in 2007. This decrease is primarily due to the lower balance of our Term Loan from prepayments made in 2007 along with lower interest rates, and lower bond interest expense from the retirement/refinancing of our Floating Rate Senior Notes in 2007. This was partially offset by fees associated with the fourth amendment to our credit facility.

Foreign Exchange

Foreign exchange gain for the nine months ended September 30, 2008 was $0.9 million compared to a minimal amount for the same period in 2007. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the nine months ended September 30, 2008 was $53.4 million compared to $10.5 million for the comparable period of 2007. Income earned by our subsidiaries in Mexico and Canada are fully taxable, so increases in their earnings, as we had for the nine months ended September 30, 2008, would normally be expected to result in increased income tax expense. Although the U.S. operations have taxable income in 2008, the income tax provision reflects the use of net operating loss carryforwards and the corresponding decrease in the valuation allowance related to those net operating loss carryforwards. However, the U.S. operations continue to carry a full valuation allowance for its net deferred tax assets. The Company anticipates making a significant estimated tax payment in Mexico in the fourth quarter due to the high Mexican income for 2008 as well as an estimated tax payment in the U.S. in the fourth quarter.

Although the U.S. operations have been profitable for two consecutive quarters beginning in the second quarter of 2008, the U.S. operations have had significant cumulative losses in recent years. As of September 30, 2008, the Company continues to have a full valuation allowance for all U.S. net deferred tax assets as it believes cumulative losses outweigh available positive evidence at this time. If recent operating results continue, we will no longer be in a cumulative loss position during the fourth quarter of 2008. If this occurs, we will reconsider to what extent we can rely on our income forecasts to support the realization of our net U.S. deferred tax assets. These income forecasts will be used in conjunction with other positive and negative evidence including but not limited to, market conditions, reversal of temporary differences, and other factors, in evaluating the need for a full or partial valuation allowance. If we conclude that that it is more likely than not that some, or all, of the net deferred tax assets in the U.S. are realizable, the resulting reversal of the existing valuation allowance will favorably impact our results of operations in the period of reversal.

Net Income (Loss)

Net income for the nine months ended September 30, 2008 was $148.2 million, an increase of $149.8 million, compared to a net loss of $1.6 million for the same period in 2007, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended September 30, 2008	Three months ended September 30, 2007	Net Sales % Change
Segment Net Sales
United States	$146,154	$82,768	76.6%
Mexico	133,732	56,659	136.0%
Canada	11,886	7,024	69.2%

Total	$291,772	$146,451	99.2%

Segment Operating Income
United States	$45,400	$4,302
Mexico	62,357	13,318
Canada	5,148	354

Total	$112,905	$17,974

Segment Operating Income % of net sales
United States	31.1%	5.2%
Mexico	46.6%	23.5%
Canada	43.3%	5.0%

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Net Sales % Change
Segment Net Sales
United States	$356,431	$242,946	46.7%
Mexico	333,143	170,072	95.9%
Canada	28,736	22,025	30.5%

Total	$718,310	$435,043	65.1%

Segment Operating Income
United States	$63,021	$1,766
Mexico	155,393	36,465
Canada	7,870	3,085

Total	$226,284	$41,316

Segment Operating Income % of net sales
United States	17.7%	0.7%
Mexico	46.6%	21.4%
Canada	27.4%	14.0%

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Segment Net Sales:

In the United States net sales increased 76.6% for the three months ended September 30, 2008 when compared with the same period in 2007, primarily due to higher selling prices across all product lines which increased sales by 73.4% on average. Volumes were favorable in Specialty Salts and Specialty Acids. Phosphoric acid volumes declined due to a hurricane-related outage affecting the Geismar, LA plant and the need to rebuild inventories depleted during our second quarter maintenance outage at this facility.

In Mexico net sales increased 136.0% for the three months ended September 30, 2008 when compared with the same period in 2007. Selling prices increased sales 173.0%, with significant improvement seen across all product lines. Volume and mix impact upon revenue was a decrease of 37.0%, mainly in STPP & Other Products due to reduced demand for our GTSP fertilizer co-product in oversupplied fertilizer markets and limited reformulation in detergents using STPP.

In Canada net sales increased 69.2% for the three months ended September 30, 2008 when compared with the same period in 2007. Selling price increased sales 88.4% with increases across all product lines. Volume and mix impact upon revenue was a decrease of 19.2% across all product lines.

Segment Operating Income % of Net Sales:

The 25.9% increase in the United States for the three months ended September 30, 2008 compared with the same period in 2007 is mainly due to favorable selling prices and a favorable volume and mix impact on revenue. This was partially offset by higher raw material and energy costs, higher manufacturing costs, and higher operating expenses. Operating expenses were higher mainly due to higher short-term incentive program accruals, increased commercial activities and higher non-cash share based compensation.

The 23.1% increase in Mexico for the three months ended September 30, 2008 compared with the same period in 2007 is due to favorable selling prices across all product lines. These were partially offset by decreased volume and mix impacts on revenue, increased raw material and energy costs, higher manufacturing costs and higher operating expenses.

The 38.3% increase in Canada for the three months ended September 30, 2008 compared with the same period in 2007 is due to increased selling prices. These were partially offset by unfavorable volume and mix impacts on revenue, higher raw material and energy costs and increased manufacturing expenses.

During the three month period ending September 30, 2008 depreciation and amortization expense was $7.5 million in the United States, $0.7 million in Canada, and $5.0 million in Mexico.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Segment Net Sales:

In the United States net sales increased 46.7% for the nine months ended September 30, 2008 when compared with the same period in 2007. Selling prices increased sales by 41.9% with increases across all product lines. Volume and mix impact upon revenue was an increase of 4.8%, primarily in Specialty Salts and Specialty Acids due to our focus on these products. Phosphoric acid volumes declined due to a hurricane-related outage and the need to rebuild inventories depleted during our second quarter maintenance outage at Geismar.

In Mexico net sales increased 95.9% for the nine months ended September 30, 2008 when compared with the same period in 2007. Selling prices increased sales 133.5% with significant increases across all product lines. Volume and mix impact upon revenue was a decrease of 37.6%, mainly in STPP & Other Products due to reduced demand for our GTSP fertilizer co-product in oversupplied fertilizer markets and limited reformulation in detergents using STPP, but also seen in Purified Phosphoric Acid.

In Canada net sales increased 30.5% for the nine months ended September 30, 2008 when compared with the same period in 2007. Selling price increased sales 44.9% with increases across all product lines. Volume and mix impact upon revenue was a decrease of 14.4% across all product lines.

Segment Operating Income % of Net Sales:

The 17.0% increase in the United States for the nine months ended September 30, 2008 compared with the same period in 2007 is mainly due to favorable selling prices and a favorable volume and mix impact on revenue. This was partially offset by higher raw material and energy costs, increased manufacturing cost including cost for a scheduled Geismar, LA plant maintenance outage, the asset impairment expense for two obsolete production units, and increased operating expenses. Operating expenses increased mainly due to legal fees to comply with the DOJ STPP document request subpoena, professional fees to support growth and other corporate initiatives such as assessing our IT systems, higher short-term incentive program accruals, higher non-cash share based compensation, and increased commercial efforts, partially offset by expense incurred in 2007 in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc.

The 25.2% increase in Mexico for the nine months ended September 30, 2008 compared with the same period in 2007 is due to favorable selling prices, which were partially offset by decreased volume and mix impacts upon revenue, increased raw material and energy costs, increased manufacturing costs, and increased operating expenses. The operating income percent increase is also due to expenses incurred in 2007 for the Mexican workforce reorganization and the regularization of Mexican port facilities taxes covering the periods 1996 to 2006.

The 13.4% increase in Canada for the nine months ended September 30, 2008 compared with the same period in 2007 is due to increased selling prices partially offset by unfavorable volume and mix impact on revenue, higher raw material and energy costs, and increased manufacturing costs.

During the nine month period ending September 30, 2008 depreciation and amortization expense was $24.1 million in the United States, $1.6 million in Canada, and $14.7 million in Mexico.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Operating Activities	$131.4	$30.4
Investing Activities	(13.2)	(25.1)
Financing Activities	(10.7)	(21.6)

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Net cash provided by operating activities was $131.4 million for the nine months ended September 30, 2008 as compared to $30.4 million for the same period in 2007, an increase in cash of $101.0 million. The increase in operating activities cash resulted from a favorable change of $149.8 million in net income, mostly price improvement as described earlier, and $6.2 million in non-cash items affecting net income, partially offset by unfavorable changes of $52.4 million in net working capital and $2.6 million in non-current accounts.

Non-cash items affecting net income increased by $6.2 million primarily due to increased depreciation expense, partially due to the cogeneration unit in Mexico and asset impairment expense for two obsolete production units in the United States, increased share based compensation, and decreased benefit from deferred taxes.

The change in net working capital is a use of cash of $59.4 million in 2008 compared to a use in 2007 of $7.0 million, an increase in the use of cash of $52.4 million. The increased use of cash is due to higher selling prices which increased accounts receivable balances and higher raw material costs increasing inventory values without any compensating increase in accounts payable due primarily to advance payments with raw material suppliers to ensure timely deliveries. Inventory on hand during the third quarter of 2008 has increased in GTSP as a result of reduced demand in the fertilizer market. This was partially offset by increased current liabilities for the accrual of income taxes resulting from the increased earnings in Mexico. Working capital is expected to continue to increase as we continue to raise prices and incur higher raw material costs.

Net cash used for investing activities was $13.2 million for the nine months ended September 30, 2008, compared to $25.1 million for the same period in 2007, a decrease in the use of cash of $11.9 million. This was due to $12.4 million lower capital spending related to the 2007 cogeneration project in Coatzacoalcos, Mexico, and $2.1 million lower spending for the purchase in 2007 of certain assets from Rhodia related to the early cancellation of our 2004 ten-year “pharma” sales agency agreement. This was partially offset by an increase in capital spending of $2.6 million in all other projects.

Net cash from financing activities for the nine months ended September 30, 2008 was a use of $10.7 million, compared to a use of $21.6 million for the same period in 2007, an increase in cash of $10.9 million. This is due to $15.0 million lower Term Loan principal payments and $1.1 million tax benefits from stock option exercises, partially offset by $1.3 million higher dividend payments, $0.5 million lower proceeds from stock option exercises, and $3.4 million less for the bond refinancing done in 2007.

The Company is required within five days from the issuance of the 2008 annual financial statements to make a prepayment of the term loan in an amount equal to 50% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. As of September 30, 2008 management estimates the first quarter 2009 excess cash flow payment and the short-term required quarterly principal payments to be $55.0 million. This excess cash flow payment is below last quarter’s expectation due to higher Mexican and U.S. tax payments required in the fourth quarter 2008.

In addition to the estimated excess cash flow payment of $55.0 million described above, the Company will have increased working capital needs during the first half of 2009 when raw material prices reset. Similar to 2008, the Company will draw on cash in the first half and build cash in the second half of 2009. We believe that the cash generated from operations and availability under our revolving credit facility will be sufficient to meet our debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. The Company’s revolving credit facility expires on August 31, 2009 and renewal or extension of our revolving credit facility is uncertain given the state of the current credit market.

	Years ending December 31,
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Senior credit facility (1)	$127,000	$332	$32,497	$94,171	$—	$—	$—
2004 Senior Subordinated Notes Due 2014 (2)	293,283	8,432	16,862	16,863	16,862	16,863	217,401
Future service pension benefits	8,265	475	562	623	682	774	5,149
Other (3)	566,041	62,675	63,460	51,299	51,299	51,299	286,009
Operating leases	19,964	4,444	4,063	3,334	2,646	1,914	3,563
Senior Unsecured Notes Due 2012 (4)	91,080	3,135	6,270	6,270	6,270	69,135	—

Total	$1,105,632	$79,493	$123,714	$172,560	$77,759	$139,985	$512,122

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $8.8 million assuming a 6.8% interest rate. The Company made principal payments of $0.5 million on March 29, 2008, June 30, 2008 and September 30, 2008, respectively, on the Term Loan. Amounts exclude the $50.0 million revolving portion of the senior credit facility which has issued approximately $2.4 million of letters of credit under the sub-facility which reduces the available credit to $47.6 million as of September 30, 2008. As of September 30, 2008 management estimates the first quarter 2009 excess cash flow payment and the short-term required quarterly principal payments to be $55.0 million.
(2)	Amounts include fixed rate interest payments at 8.875% for years 2008 and thereafter.
(3)	Represents minimum annual purchase commitments to buy raw materials based on current prices and 2008 and 2009 energy commitments from suppliers.
(4)	Represents the $66.0 million 9.5% Senior Unsecured Notes due 2012 which were issued on April 16, 2007. Amounts include fixed rate interest payments at 9.5% for years 2008 and thereafter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At September 30, 2008, we had $256.0 million principal amount of fixed-rate debt and $177.0 million of available floating-rate debt, including $50.0 million under our revolving credit facility. The Company’s revolving credit facility expires on August 31, 2009 and renewal or extension of our revolving credit facility is uncertain given the state of the current credit market. Based on $127.0 million outstanding as floating rate debt as borrowings under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.3 million per year. As all of the business for Innophos Holdings, Inc. is transacted through Innophos, Inc. and its subsidiaries, Innophos Holdings, Inc. is dependent on the earnings and the distribution of funds from Innophos, Inc. and subsidiaries.

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

We have purchased forward natural gas contracts which require us to purchase approximately 50% of our monthly natural gas usage requirements at a fixed price. These contracts are for periods September 2008 through December 2009, and apply to our U.S., Canadian and Mexican facilities.

We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. Our largest customer represented 10.5% of our 2008 sales through September 30, 2008 otherwise no other customer accounted for more than 10% of our sales in the last 3 years.

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

Disclosure Control and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

As of September 30, 2008, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 12 to our consolidated condensed financial statements, “Commitments and Contingencies,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K and Quarterly Report on Form 10-Q dated August 7, 2008 other than as mentioned below.

Increased Costs and Pricing May Accelerate Substitution of Competing Products

The prices we are paying for raw materials, particularly phosphate rock and sulfur, necessary to manufacture our products have risen dramatically since 2007 and are expected to do so for the foreseeable future although we are seeing some signs of falling demand and prices for all of such raw materials. We can only recover anticipated cost escalation of this magnitude through pricing actions on our part. Although there can be no assurance we will be successful in maintaining our margins through future price increases, thus far in 2008, we have been successful in doing so. See Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition “Recent Trends and Outlook”.

However, as the costs and prices of our products correspondingly rise, certain of those products, particularly those directed at end use markets such as the detergent and oral care markets (where their portion of the end product cost is often larger), face an increasing threat of substitution from cost factors alone. Under circumstances where the costs of known and acceptable substitute non-phosphate chemistries become economically viable for a significant portion of our end use markets, our customers may decide to utilize the substitute chemistries to control their costs. If higher costs and prices result in such substitutions for major products and markets and we are not able to shift our manufacturing capabilities to alternate products we can sell profitably, we could face a loss of volumes, revenues and/or profits from this kind of cost-driven substitution. Although we cannot estimate the pricing levels at which cost substitution will affect us (since it depends on variables such as the duration of recent price escalation, the availability and costs of our products relative to the substitutes, and future marketing and pricing decisions made by our customers), we believe based on our understanding of where substitutions become feasible at least 40% of our current end use markets could be exposed to some level of potential cost substitution. We cannot be sure that actions we take to reduce the effects of cost driven substitution will be effective, nor that those effects ultimately will not be material to our results of operations or financial position.

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

Various market conditions can affect the price and supply of our raw materials. Because phosphate rock is also used globally for fertilizer production, the cost of that material is mainly driven by demand conditions in the fertilizer market and freight costs, which traditionally have been volatile, and both of which escalated rapidly during 2007 and into 2008. We obtain phosphate rock from OCP S.A., or OCP, a state-owned mining company in Morocco under a long term supply agreement. Our supply of that material could be affected by capacity constraints, political unrest, or weather conditions in the areas where our supplier operates. That agreement renews automatically for successive five year periods beginning with September 10, 2010, but either party has an opportunity to terminate it by giving not less than one year’s written notice prior to any periodic renewal date. Neither party thus far has given any such notice. Since renewal of this contract after 2010 is uncertain, Innophos has been exploring alternatives for phosphate rock supplies around the world and is in active discussions with respect to several sites and suppliers. If our agreement with OCP were not renewed we cannot guarantee that all our production needs in Mexico could be met from alternative rock sources or downstream intermediate products, such as merchant green acid, or, if they could be met from those sources, that we could do so without significant purchases at spot market prices at least until new arrangements are finalized. However, based on conditions known thus far, management believes that alternative phosphate rock sources alone could provide a significant portion of those needs on, or shortly after, the expiration of our OCP contract and that at least some alternative sources could be secured on other than spot market prices.

As previously disclosed, we were in negotiation with OCP over the application of our agreement’s rock pricing formulas and other issues for 2008 and beyond. Pending completion of negotiations, we reached agreement with OCP on interim price, volume and commitments for 2008. As we indicated, the final price for 2008 might differ materially from the agreed interim pricing we are currently paying. At this time management believes that binding arbitration before the International Chamber of Commerce, International Court of Arbitration, or ICC, in Paris, France probably will be necessary to resolve disputes as to interpretation of the pricing provisions in our agreement with OCP and the resulting pricing for phosphate rock for 2008 and 2009. If an ICC proceeding commences, we cannot predict the timing of the arbitral process or its outcome, but expect it will take more than eight months to obtain an award. However, based on the parties’ respective positions prior to arbitration, management believes no accrual beyond agreed interim pricing now being incurred will be warranted for 2008 and that 2009 pricing is likely to be in line with, or lower than, that included in the “Recent Trends and Outlook” discussion under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in this Report on Form 10-Q.

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

EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. In 2004, it conducted a multi-media inspection and in 2005 it followed up on issues regarding compliance with air, water and hazardous waste regulations at our Geismar, Louisiana plant. In August 2006, we received a report in connection with that inspection identifying certain areas of concern raised by EPA under its hazardous waste regulations. In March 2007, we received a further EPA request for additional information concerning hazardous waste, air pollution controls and materials handling at the Geismar plant. In response, we provided requested information in a timely manner and explained why we maintain that our Geismar facility continues to meet applicable regulations or exclusions. In March 2008, we received a letter from the DOJ indicating that EPA had referred our case for civil enforcement, contending that our Geismar operations do not qualify for the exemptions we have claimed, and alleging that we violate RCRA by failing to manage two materials appropriately, and related administrative violations. Although the letter stated that EPA/DOJ intends to seek unspecified penalties and corrective action, it proposed discussions to explore possible resolution. Since receiving the letter, we have held discussions with EPA/DOJ concerning the matters raised by the agencies. At this time, we do not know whether past or future discussions will result in an agreed resolution, a consent decree, or litigation. We understand that similar action has been taken by EPA with regard to PCS’s interconnected plant at Geismar from which we obtain acid raw material. It is possible that in the event of further enforcement PCS’s operations could be interrupted for an extended time while it sought to achieve compliance, the impact of which could also be material to our operations, as our Geismar facility cannot operate economically under current market conditions without raw materials from this supplier’s interconnected plant. Depending upon the facts and circumstances of, and developments arising from any non-compliance, our long-term raw materials supply contract at Geismar may be adversely affected. That contract provides in the event PCS were to meet the criteria of “economic force majeure,” the parties must engage good faith discussions allowing Innophos to make proposals (including purchases of comparable purified phosphoric acid from other facilities of PCS at Innophos’ cash cost of production at Geismar) that would provide some relief to PCS without Innophos suffering adverse financial or operational consequences. PCS is required to implement Innophos’ proposals or continue to operate under the existing contract. Nevertheless, we cannot guarantee that the contract provides full protection against losses we may suffer, or that our operating costs would not increase by a material amount, as a result of the provision.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 4, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated November 4, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated November 4, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated November 4, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 4, 2008

INNOPHOS HOLDINGS, INC.

/s/ Richard Heyse
By:	Richard Heyse
Its:	Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 4, 2008

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 4, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated November 4, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated November 4, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated November 4, 2008 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002