Form 10-K
period 2008-12-31
Innophos Holdings, Inc.
filed 2009-03-12
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC, 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $482.4 million as of June 30, 2008, the last business day of the Registrant’s most recently completed second quarter (based on the NASDAQ National Market closing price on that date).

As of February 27, 2009, the registrant had 21,127,755 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held June 2, 2009	III (Items 10, 11, 12, 13 and 14)

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

Our Company

Innophos is a leading North American producer of specialty phosphates. Many specialty phosphates are application-specific compounds engineered to meet customer performance requirements. Specialty phosphates are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, specialty phosphates act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, calcium and phosphorus sources for nutritional supplements, pharmaceutical excipients and cleaning agents in toothpaste.

Our products are essential to the performance of our customers’ end products. In the case of food, beverage and pharmaceutical excipients, our production facilities must comply with the standards of the U.S. Food and Drug Administration, or FDA, or the U.S. Department of Agriculture, or USDA. We maintain long-standing relationships, most spanning decades, with a number of blue-chip customers. We work closely with these and our other customers to design products that meet application-specific performance and quality requirements. Customers are often reluctant to switch specialty phosphate suppliers due to the low cost of specialty phosphates relative to customers’ total product cost, and the high functional value of specialty phosphates in customers’ products. In addition, new suppliers face significant barriers to entry related to production technology, capital cost and logistics. For example, we estimate that building a large-scale specialty phosphate facility similar to our Coatzacoalcos, Mexico facility would require capital investment in excess of $300 million and would require three-to-four year lead times. Furthermore, transportation costs and the logistical challenges of providing just-in-time delivery limit the ability of many imported products to service the North American marketplace effectively.

Innophos commenced operations as an independent company in August 2004 after purchasing our North American specialty phosphates business from affiliates of Rhodia, S.A. In November 2006, we completed an initial public offering and listed our Common Stock for trading on the NASDAQ Stock Market under the symbol “IPHS”.

For the years ended December 31, 2008 and 2007, we generated net sales of $934.8 million and $579.0 million, respectively.

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

•	Specialty Acids are used in industrial applications such as asphalt modification and petrochemical catalysis.

Purified Phosphoric Acid:

Purified Phosphoric Acid is used as an input to Specialty Salts, Specialty Acids and STPP and also in water and metal treatment applications.

Technical Grade Sodium Tripolyphosphate (STPP) & Other Products:

•	STPP is used in detergent applications such as automatic dishwashing, commercial/industrial detergents and (outside the U.S.) consumer laundry detergents.

•	Other Products include co-product phosphate fertilizers produced in tandem with Purified Phosphoric Acid in Mexico.

Our Industry

The North American marketplaces for each of our product lines have seen consolidation to two primary suppliers and several secondary suppliers. We consider the two key suppliers in each product category to be: (i) our Company and Israel Chemicals Limited, or ICL, which acquired Astaris in 2005, in Specialty Salts and Specialty Acids; (ii) our Company and Potash Corporation of Saskatchewan Inc., or PCS, in Purified Phosphoric Acid; and (iii) our Company and Mexichem in Technical STPP. The production of specialty phosphates begins with phosphate rock, which can be processed in two alternative ways to produce Purified Phosphoric Acid (PPA): (i) the thermal acid method, in which elemental phosphorus is combusted in a furnace and subsequently hydrated to produce purified phosphoric acid; or (ii) the purified wet acid method (PWA), in which mined phosphate rock is reacted with sulfuric acid to produce merchant green acid (agricultural grade phosphoric acid), which is then purified through solvent-based extraction into purified phosphoric acid. The conversion of merchant green acid into purified phosphoric acid (PPA) is a technically complex and a capital-intensive process.

The thermal acid method of production is based on the electrolytic production of elemental phosphorus and is therefore electricity intensive, while phosphoric acid made by the purified wet acid process requires the use of significant amounts of sulfuric acid. The relative overall costs of the two methods depend on the availability and cost of their component processes, electricity and coke for the former and sulfur for the latter. Purified phosphoric acid is reacted with appropriate mineral salts or inorganic compounds to produce various specialty phosphate salts or STPP as required. We currently use purified acid manufactured via the wet acid process for all of our Specialty Salts and Specialty Acids manufacturing needs.

Key Product Lines

Specialty Salts and Specialty Acids

Specialty Salts and Specialty Acids are the most highly engineered products in our portfolio. There are a wide range of application-specific products, such as abrasives in toothpaste and electrolytes in sports drinks that take advantage of the physical and chemical properties of phosphates to satisfy specific end-market needs. The result of long term product development efforts has been the creation of a wide range of finished product applications across a number of markets including the food and beverage, pharmaceutical and consumer product markets.

The table below presents a list of the main Specialty Salts and Specialty Acids sold by us in 2008:

Product	Description/End-Use Application

Sodium Aluminum Phosphate, Acidic and Basic (“SALP”)	Premier leavening agent for baking mixes, cakes, self-rising flours, baking powders, batter & breadings (acidic). Improves melting properties of cheese (basic).

Sodium Acid PyroPhosphate (“SAPP”)	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; provides moisture and color retention in poultry and meat.

Sodium HexaMetaPhosphate (“SHMP”)	Water treatment applications; anti-microbial and sequestrant in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate (“MCP”)	Leavening agent in double-acting baking powder; acidulant; buffering agent.

Dicalcium Phosphate (“DCP”)	Toothpaste abrasive; leavening agent; calcium fortification.

Tricalcium Phosphate (“TCP”)	Calcium and phosphorus fortifier in food and beverage applications (e.g., orange juice, cereals, and cheese); flow aid; additive in expandable polystyrene.

Pharma Calcium Phosphates (“A-Tab®”, “Di-Tab®”, “Tri-Tab®”)	Excipients in vitamins, minerals, nutritional supplements and pharmaceuticals.

Ammonium Phosphates (“MAP”, “DAP”)	High-end fertilizer products for horticultural use; flame retardant; cigarette additives; culture nutrient.

Potassium Phosphates (“TKPP”, “DKP”, “MKP”, “KTPP”)	Water treatment; sports drinks; buffering agent; improves tenderness in meat, seafood and poultry applications; horticulture applications.

Specialty Acids (e.g., Polyacid, High Purity)	Additive improving performance properties of asphalt; electronic applications.

Sodium Blends (e.g., Sodium Tripolyphosphate (STPP (food grade)))	Ingredient improving yield, tenderness, shelf life, moisture and color retention in meat, seafood and poultry applications.

Other (Sodium Bicarbonate, Calcium Acid Pyrophosphate (“CAPP”), Tetrasodium Pyrophosphate (“TSPP”), Mono, Di, & Trisodium Phosphates (“MSP”, “DSP”, “TSP”))	Baking powders; gelling agent in puddings; cheese emulsifiers.

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

Our major competitor in PPA is PCS, a global fertilizer company for which specialty phosphates represents only a small part of its business. We consume the majority of our PPA production in our downstream operations and sell the remainder on the North American merchant market and to other downstream phosphate derivative producers, where we compete with PCS. To the best of our knowledge, PCS does not have any downstream technical or food grade phosphate derivative production capacity, other than a small potassium phosphate salt unit which primarily operates under a contract manufacturing arrangement.

STPP & Other Products

STPP is a specialty phosphate derived from reacting phosphoric acid with a sodium alkali. STPP is a key ingredient in cleaning products, including automatic dishwashing detergents, industrial and institutional cleaners and (outside the U.S.) consumer laundry detergents. In addition to its use in cleaning products, STPP is also used in water treatment, clay processing, and copper ore processing. Over 90% of the end use market for STPP is derived from consumer product applications.

Other Products primarily include phosphate fertilizers produced in Mexico chiefly as co-products of manufacturing PPA.

Our major competitor in STPP is Mexichem in Mexico. Currently, Mexichem produces STPP at two manufacturing locations in Mexico.

Over the past several decades, there have been efforts to reduce the use of STPP in consumer and institutional cleaners. In the 1980’s STPP use in consumer laundry applications was discontinued in the U.S. and Canada. Over the last several years momentum has gained in eliminating STPP use in consumer automatic dishwashing applications in the U.S. and Canada. It is expected that most detergent manufacturers will discontinue the use of STPP in automatic dishwashing detergent applications during 2010. Recently, a global retailer began an initiative to materially reduce the use of STPP in consumer laundry detergent in Latin American by 2011. Our Mexican operations have historically dedicated a significant portion of their capacity to the production of STPP directly and have sold purified acid to other producers of STPP. In January 2009, our largest customer, Quimir, a division of Mexichem, closed its largest STPP plant. On February 25, 2009, the Company entered into a letter of intent with Quimir to toll manufacture STPP for Innophos to lower our production costs. If this arrangement is finalized, the Company may temporarily idle its Coatzacoalcos STPP unit and associated assets.

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

In addition to consolidation of producers, uneconomic production capacity has been eliminated in North America across all three major specialty phosphate product categories. In 2001, Rhodia closed its plants in Buckingham, Quebec and Morrisville, Pennsylvania. In 2002, Vicksburg Chemical Company closed a specialty salts plant in Vicksburg, Mississippi. In 2003 and 2004, Astaris closed three manufacturing facilities, eliminating roughly 320,000 metric tons of capacity: a purified wet phosphoric acid plant in Conda, Idaho; a specialty salts plant in Trenton, Michigan; and an STPP plant in Green River, Wyoming. In January 2009, Mexichem closed its Coatzacoalcos facility eliminating approximately 50% of their estimated STPP capacity.

In June 2006, PCS started up a fourth PWA based purified phosphoric acid production train at its Aurora, NC facility, a capacity addition less than the estimated combined level of 2006 North American PPA imports and domestic PPA produced via the thermal process. The PCS capacity increase was also comparable in capacity to the Astaris Idaho plant closed in 2003 following a failed start-up.

Penetration from Imports

Over the past several years, we estimate that imports, including domestic producers, have accounted for approximately 10-15% of the North American specialty phosphate market. This market share has been fairly stable for at least the last five years, with periods from time to time of lower penetration due to upsets in foreign production or international logistics. This import share increased to approximately 15-20% in 2008, due to shortage of supply, reduced demand in global markets and the price increases in the North American market which made it relatively more attractive to imports, especially for technical STPP and technical grade horticultural specialty salts.

The following are the primary importers of purified phosphoric acid products and derivatives into North America: (i) Prayon and Rotem Amfert Negev Ltd. (a subsidiary of ICL) for purified phosphoric acid, with Prayon primarily supplying acid to its specialty salts manufacturing facility in Augusta, Georgia; and (ii) various Chinese, European, and Israeli specialty phosphate manufacturers such as Chemische Fabrik Budenheim, Thermphos, Hubei Xingfa, Prayon and BK Giulini Chemie GmbH & Co. (a subsidiary of ICL) for specialty salts and STPP.

A 2007 anti-dumping order remains in effect against Chinese imports of SHMP, a product that represented approximately 3% of our 2007 sales revenue. As a result, duties ranging from 92% to 188% are being imposed upon Chinese imports to neutralize the effects of SHMP products being sold in U.S. markets at less than fair value.

Our Customers

Our customer base is principally composed of consumer goods manufacturers, distributors and specialty chemical manufacturers. Our customers manufacture products such as soft drinks, sports drinks and juices, various food products, toothpaste and other dental products, petroleum and petrochemical products, and various cleaners and detergents. Our customers include major consumer goods manufacturers with global market recognition in the food, beverage, pharmaceutical and cleaning product markets. We have maintained long-term relationships with the majority of our key customers, with the average customer relationship having lasted over 15 years, and some relationships spanning nearly a century.

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

Our Suppliers

Our purchases range from basic phosphate rock to end-products used directly for resale through tolling arrangements with other manufacturers of phosphates. However, most of our purchases are basic inputs. Innophos shares key raw materials with phosphate fertilizer producers. Phosphate fertilizers are bulk commodities whose markets can be extremely cyclical in nature. These market cycles have a direct impact on the pricing and availability to those raw materials we share (phosphate rock, sulfur, and sulfuric acid). As a result, we have placed significant emphasis on securing stable relationships with key suppliers to ensure timely and cost effective delivery of raw materials to our North American manufacturing facilities. We have secured the supply of our key raw materials, specifically sulfur, sulfuric acid, phosphate rock, agricultural grade phosphoric acid (MGA) for PPA production and PPA itself for downstream salt production, through long-term agreements with large suppliers such as PCS, OCP S.A., or OCP, Rhodia and PEMEX, the Mexican state owned energy firm.

Raw Materials and Energy

We purchase a range of raw materials and energy sources on the open market, including phosphate rock, sulfur and sulfuric acid, agricultural grade phosphoric acid (MGA), purified phosphoric acid (PPA), natural gas and electricity. To help secure supply, we purchase several of our key raw materials under long-term contracts generally providing for fixed or minimum quantities of materials, or purchase of our full requirements, and predetermined pricing formulae based on various market indices and other factors. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw material or energy prices. We are not integrated vertically back to our sources of supply by ownership interests, joint ventures or affiliated companies, as a result of which raw materials acquisition at economical price levels is a major risk of our business. See Item 1A “Raw Materials Availability and Pricing” of this Report Form 10-K.

Phosphate Rock. Phosphate rock is essential to our production of Purified Phosphoric Acid in Mexico. We have a long-term agreement with OCP for the supply of phosphate rock to secure this input. This agreement renews in five year increments. However, if either party elects to terminate the agreement on or before September 10, 2009 it will expire on September 10, 2010. The price we pay OCP under this contract is to be settled annually based on parameters established in the contract. Those factors are driven primarily by supply and demand conditions in the much larger, global fertilizer market.

Sulfur and Sulfuric Acid. Sulfur is the key raw material used in the production of Sulfuric Acid. Sulfuric acid is a key raw material used in the production of merchant green acid. We produce the vast majority of the sulfuric acid required to operate our Coatzacoalcos facility. We purchase the majority of our U.S. sulfuric acid needs from Rhodia. Our U.S. needs for sulfuric acid and our Mexican needs for sulfur are handled through long term contracts with Rhodia and PEMEX, respectively.

Merchant Green Acid. MGA may be used for the production of purified phosphoric acid, the main raw material for the creation of our downstream salts and acids. We purchase merchant green acid for processing at our Geismar, LA facility through a long-term agreement with PCS.

Purified Phosphoric Acid. The key raw material input for all of our downstream Specialty Salt and Specialty Acid operations is PPA. We purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from PCS with whom we have a long-term supply contract. In 2008 Innophos produced approximately 80 percent and purchased approximately 20 percent of its total PPA supply.

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

Our research expenditures were $2.3 million, $2.0 million and $1.7 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

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

Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities, and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites in the future (including sites to which we may have sent hazardous waste). We continue to investigate, monitor or cleanup contamination at most of these sites. The potential liability for all these sites will depend on several factors, including the extent of contamination, the method of remediation, future developments and increasingly stringent regulation , the outcome of discussions with regulatory agencies, the liability of third parties, potential natural resource damage, and insurance coverage. Accruals for environmental matters are recorded in the accounting period in which our responsibility is established and the cost can be reasonably estimated. Due to the uncertainties associated with environmental investigations and cleanups and the ongoing nature of the investigations and cleanups at our sites, we are unable to predict precisely the nature, cost and timing of our future remedial obligations with respect to our sites and, as a result, our actual environmental costs and liabilities could significantly exceed our accruals.

Further information, including the current status of significant environmental matters and the financial impact incurred for the remediation of such environmental matters, is included in Note 16, Commitments and Contingencies, of the Notes to Financial Statements in “Item 8. Financial Statements and Supplementary Data,” and in “Item 1A. Risk Factors”.

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

Employees

As of December 31, 2008, we had approximately 1,125 employees, of whom 690 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2011 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 912 through April 15, 2010 at the Nashville facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2011 at the Chicago (Waterway) facility; the United Steelworkers of America, Local No. 6304 through April 30, 2011 at the Port Maitland, Ontario facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Similares y Conexos de la República Mexicana, Mexico facility. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June 2010.

Executive Officers

The following table and biographical material present information about the persons serving as our executive officers, and key employees:

Name	Age	Position
Randolph Gress	53	Chairman of the Board, Chief Executive Officer, President and Director
Richard Heyse	46	Vice President and Chief Financial Officer
William Farran	59	Vice President, General Counsel and Corporate Secretary
Charles Brodheim	45	Corporate Controller
Louis Calvarin	45	Vice President—Operations
Mark Feuerbach	50	Vice President—Treasury, Financial Planning & Analysis
Joseph Golowski	47	Vice President—Sales
José González	60	General Director—Innophos Mexicana S.A. de C.V.
Wilma Harris	63	Vice President—Human Resources
Russell Kemp	50	Vice President—Research & Development
Michael Lovrich	55	Vice President—Supply Chain
Mark Thurston	49	Vice President—Corporate Strategy and Worldwide Business Development
Alfredo Celis Toussaint	40	Finance Director—Innophos Mexicana S.A. de C.V.
Timothy Treinen	58	Vice President—Phosphates Business

Biographical Material

Randolph Gress is Chairman of the Board, Chief Executive Officer, President and Director of Innophos. Mr. Gress joined Rhodia in 1997 and became Vice President and General Manager of the sulfuric acid business. He was named global President of Specialty Phosphates (based in the U.K.) in 2001. Prior to joining Rhodia, Mr. Gress spent fourteen years at FMC Corporation where he worked in various managerial capacities in the Chemical Products, Phosphorus Chemicals and Corporate Development groups. From 1977 to 1980, Mr. Gress worked at Ford Motor Company in various capacities within the Plastics, Paint and Vinyl Division. Mr. Gress earned a B.S. in Chemical Engineering from Princeton University and an M.B.A. from Harvard Business School.

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

Wilma Harris is Vice President—Human Resources of Innophos. Ms. Harris joined Rhodia in 1986 as Human Resource Manager for the Agricultural Products business located in Research Triangle Park, NC. Since that time she has held various positions in corporate, shared services and business human resources and information technology. From January 2003 until August 2005, she was the Human Resources Director for the Specialty Phosphates and Performance Phosphates and Derivatives businesses. Prior to joining Rhodia, Ms. Harris worked for Union Carbide Corporation in several labor relations and research and development positions. She holds a B.S. degree from West Virginia University, a M.P.A. degree from Marshall University and Masters Degrees in Theological Studies and Divinity from New Brunswick, NJ Theological Seminary.

Russell Kemp is Vice President—Research & Development of Innophos. Mr. Kemp joined Rhodia in 1989, first holding several manufacturing management jobs and – from 1998 through 2007 – fulfilling a business management role. Previously, he worked as a process and production engineer at Monsanto. Mr. Kemp earned a BS in Chemical Engineering from the Colorado School of Mines and an MBA from Southern Illinois University – Edwardsville.

Michael Lovrich is Vice President—Supply Chain of Innophos. Mr. Lovrich joined Innophos in August, 2007 from Coach, Inc., where he served as Vice President, Supply Chain from 2004 through 2007 for that specialty leather and women’s accessories manufacturer. Prior to his tenure with Coach, Mr. Lovrich was with Engelhard Corporation where he held various positions in Supply Chain Operations and Information Technology focusing on leading several supply chain transformation initiatives. Prior to Engelhard, Mr. Lovrich held positions with Fisher Scientific, Thompson Medical and Becton-Dickinson. Mr. Lovrich earned his B.A. in History from William Paterson College and his MBA from New York University Stern School of Business.

Mark Thurston is Vice President—Corporate Strategy and Worldwide Business Development. Prior to his appointment of Vice President—Corporate Strategy and Worldwide Business Development, Mr. Thurston served as Vice President—Specialties of Innophos. Mr. Thurston joined Rhodia in 1985 working in Fine Organics and has been Business Director of Specialties since February 2004. Previously, Mr. Thurston was a Vice President and General Manager of Food Ingredients North America from 2002 to 2004 and, prior to that, worked in various sales and marketing capacities for Rhodia. Mr. Thurston previously worked at RTZ Corp. as an assistant planning and marketing manager and an assistant production manager. Mr. Thurston earned a B.S. in Chemical Engineering from the University of Aston in Birmingham, England.

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

Timothy Treinen is Vice President—Phosphates Business of Innophos. Mr. Treinen joined Rhodia in 2000 as the Global Asset Director, Acid and has been a Business Director of Performance Chemicals since February 2004. Prior to joining Rhodia, Mr. Treinen spent thirteen years at Albright & Wilson where he worked as a Vice President and General Manager of Industrial Chemicals from 1994 to 2000. Previously, Mr. Treinen worked at Tenneco Inc. in the finance department in various capacities including strategic planning, plant controller and accounting manager. Mr. Treinen earned a B.B.A. in Accounting from the University of Iowa.

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

Investing in our company involves a high degree of risk of varying origins, including from our operations and financial matters. If any of the following risks or uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Business Operations

Raw Materials Availability and Pricing

Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, MGA, PPA and energy (principally natural gas and electricity). Our raw materials are generally purchased under long-term supply contracts typically priced according to predetermined formulae dependent on price indices or market prices. The prices we pay under these contracts generally lag the market prices of the underlying raw material. In periods of increasing market prices, these long-term supply contracts tend to be favorable to the Company, possibly by material amounts. Conversely, in periods of decreasing market prices, these long-term supply contracts tend to be unfavorable to the Company, possibly by material amounts. We do not typically engage in futures or other derivatives contracts to hedge against fluctuations in future prices. These effects may also be amplified in the case of supply contracts that have multiple-year durations. The Company may enter into sales contracts where the selling prices for our products are fixed for a period of one year, exposing us to volatility in raw materials prices that we acquire on a spot market basis.

Various market conditions can affect the price and supply of our raw materials. Because phosphate rock is also used globally for fertilizer production, the cost of that material is heavily influenced by demand conditions in the fertilizer market and freight costs, which traditionally have been volatile, and both of which escalated rapidly during 2007 and 2008, although they have declined since the fourth quarter of 2008. We obtain substantially all our phosphate rock from OCP, a state-owned mining company in Morocco under a long-term supply agreement. Our supply of that material could be affected by capacity constraints, political unrest, or weather conditions in the areas where our supplier operates. That agreement renews automatically for successive five-year periods beginning with September 10, 2010, but either party has an opportunity to terminate it by giving not less than one year’s written notice prior to any periodic renewal date. Neither party thus far has given any such notice, although, as discussed below, important parts of the contract are in dispute. Since renewal of this contract after 2010 is uncertain, Innophos has been exploring alternatives for phosphate rock supplies around the world. We are in active discussions with several suppliers. These may be on long-term arrangements with historical market index pricing similar to OCP or be based on more current market prices. If our agreement with OCP were not renewed at the end of its current term, we cannot guarantee that all our production needs in Mexico (at least when measured at historic levels) could be met from alternative rock sources or downstream intermediate products, such as MGA, or, if they could be met from those sources, that we could do so without significant purchases at spot market prices. Nevertheless, based on conditions known thus far, management believes that alternative phosphate rock sources alone could provide a significant portion of our needs in Mexico if the OCP contract were not renewed. To some extent, the size of any shortfall would depend on operating levels in Mexico at the time.

As previously disclosed, after we failed to reach an accord through negotiation, in December 2008, our Mexican subsidiary filed a request for binding arbitration with the International Chamber of Commerce, International Court of Arbitration, or ICC, in Paris, France to determine the phosphate rock pricing formulae for 2008 and 2009 under our OCP contract. We cannot predict any detailed timing of the arbitral process or its outcome, but expect it could take up to a year to obtain an award. The range of differing prices proposed by the parties when compared with interim prices paid by the Company for 2008 would not result in a material potential liability. That range for 2009 is material. Accordingly, we cannot give assurances that the 2009 pricing outcome from the arbitration will be favorable to Innophos, or that the effects of an unfavorable outcome to us may not be magnified by declining pricing conditions in the spot market for phosphate rock compared to prices determined under our OCP contract. With regard to 2009 pricing, however, management believes at this stage the most likely outcome of arbitration would be in line with, or less than, management’s “Recent Trends and Outlook” discussion under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in this Report on Form 10-K.

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

Most of our raw materials are supplied to us by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to maintain sufficient capability to meet changes in demand or to overcome unanticipated interruptions in their own sources of supply from force majeure conditions, such as disaster or political unrest, may prevent them from continuing to supply raw materials as we require them, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources on a timely basis if required could result in increased costs in our operations or our inability to properly maintain our existing level of operations. A planned outage at our Coatzacoalcos, Mexico facility in the fourth quarter of 2007, for example, had to be extended as a result of incidents disrupting our local sulfuric acid supply at a time when we were unable to make up the shortfall from other sources. In January 2009, due to a rapid drop in fertilizer demand, a third party supplier temporarily idled its North Carolina complex producing PPA for us, requiring us to run our Geismar, LA facility at full capacity and adjust our production plans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2008 compared to the Year Ended December 31, 2007” in this Report on Form 10-K.

Environmental, Product Regulations and Sustainability Initiative Concerns

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

EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. After several years of expressing various concerns (without issuing any notice of violation) about aspects of our Geismar, LA operations, in March 2008, we received a letter from the Department of Justice, or DOJ, indicating that EPA had referred the case for civil enforcement, contending, among other things, that we do not qualify for certain exemptions we have claimed, and alleging that we violate RCRA at Geismar by failing to manage two materials appropriately. Although the letter stated that EPA/DOJ intended to seek unspecified penalties and corrective action, it proposed discussions to explore possible resolution, which we undertook and are pursuing. During the fourth quarter of 2008, the DOJ/EPA demanded that Innophos and its neighboring interconnected supplier, PCS, undertake certain “interim measures” to address DOJ/EPA’s chief environmental concerns. We and PCS have initiated joint technical efforts to explore solutions to the government concerns. Based on our contact with the agencies to date in 2009, we have determined it is probable that one of the process modifications will need to be undertaken in the next several months, and likewise probable that the capital expenditure and future operating expense of that modification will not be material unless the DOJ adds terms and conditions that could result in the parties not reaching agreement. However, the second measure sought by DOJ/EPA does not have a readily available, technologically recognized solution. Even though the companies have begun substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA’s concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions or, depending on those factors and the agencies’ position, whether this matter will be settled with DOJ/EPA or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations, no assurance can be given as to its outcome.

Since similar action has been taken by EPA/DOJ with regard to PCS’s interconnected plant at Geismar from which we obtain acid raw material, it is possible that, in the event of further enforcement, PCS’s operations could be interrupted for an extended time. The impact of any such occurrence would likely be material to our operations, as our Geismar facility may not be able to operate economically under current market conditions without raw materials from that supplier’s plant. Depending upon the facts and circumstances of, and developments arising from, any non-compliance, our long-term raw material supply contract with PCS at Geismar also may be adversely affected. That contract provides important protections that should safeguard Innophos from adverse financial or operating consequences either through continued operations at Geismar or alternative supplies from PCS. Nevertheless, we cannot guarantee that the contract provides full protection against losses we may suffer, or that our operating costs would not increase by a material amount, as a result of the provision.

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

Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states within the U.S. and the Canadian provinces are moving to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents. In 2006, the trade association that includes major manufacturers of consumer automatic dishwashing detergents began actively to support these efforts in the U.S. and Canada, increasing the likelihood they would become widespread and leading to effectiveness of non-phosphate legislation generally beginning in 2010. This trend and related changes in consumer preferences could have a significant impact on our business to the extent we are not able to react in a timely and adequate manner to our customers’ reformulations and resulting market changes by adjusting our sales and manufacturing plans and anticipating the corresponding responses made by our competitors. Furthermore, although already banned in consumer laundry detergents in many U.S. States, phosphates are still permitted for those applications in many Latin American regions. We cannot be sure that such a ban for use in consumer laundry detergents may not be implemented in some or all of these Latin American markets in the future, or that the same effect may not result from manufacturers reformulating generally after the US and Canadian bans become more widespread. Additional laws, regulations or distribution policies focused on reduced use of other phosphate-based products could occur in the future. For example, a global retailer, as part of a corporate sustainability initiative, issued a statement indicating its intent to reduce phosphates in laundry and dish detergents by 70% in its Latin American and Canadian stores. Also, some jurisdictions have threatened to further regulate or ban the use of polyphosphoric acid and orthophosphoric acid in asphalt road construction. During 2008, such restrictions were implemented in New York State, but reversed in Nebraska. Such a ban, if instituted in multiple jurisdictions or throughout the U.S. and Canada, could have a significant impact on our business.

Increased Costs and Pricing May Accelerate Substitution of Competing Products

Prices for raw materials necessary to manufacture our products, particularly phosphate rock and sulfur, rose dramatically from mid-2007 through most of 2008, although signs of falling demand and prices for some raw materials, particularly sulfur, are being seen in 2009. We can only recover cost escalation of the magnitude we witnessed in 2008 through pricing actions on our part. Although we were successful in recovering costs and enhancing margins through price increases in 2008, there can be no assurance we will be able to do so in the future. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition “Recent Trends and Outlook”.

As the costs and prices of our products correspondingly rise, certain of those products, particularly those directed at end use markets such as the detergent and oral care markets (where their portion of the end product cost is often larger), face an increasing threat of substitution from cost factors alone. Under circumstances where the costs of known and acceptable substitute non-phosphate chemistries become economically viable for a significant portion of our end use markets, our customers may decide to utilize the substitute chemistries to control their costs. If higher costs and prices result in such substitutions for major products and markets and we are not able to shift our manufacturing capabilities to alternate products we can sell profitably, we could face a loss of volumes, revenues and/or profits from this kind of cost-driven substitution. Although we cannot estimate the pricing levels at which cost substitution will affect us (since it depends on variables such as the duration of price escalations, the availability and costs of our products relative to the substitutes, and future marketing and pricing decisions made by our customers), we believe, based on our understanding of where substitutions become feasible, at least 40% of our current end use markets could be exposed to some level of potential cost substitution. We cannot be sure that actions we take to reduce the effects of cost driven substitution will be effective, nor that those effects ultimately will not be material to our results of operations or financial position.

Competitive Factors

We face significant competition in each of our markets. In the specialty chemicals industry, competition is based upon a number of considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. In addition, in some markets, our products are subject to price competition due to factors such as competition from low-cost producers, import competition, excess industry capacity and consolidation among our customers and competitors. New products or technologies developed by competitors may also have an adverse impact on our competitive position. Future expansions could have a negative impact on our competitive position.

Innophos’ Mexican production is sold across Latin America where, from time to time, it faces strong competition from Chinese materials produced by the thermal method, a process more heavily dependent on energy which may be cost advantaged during periods of low energy costs. The current collapse in energy prices, when combined with depressed domestic markets and relaxed export controls in China, has resulted in a shift in Chinese specialty phosphate products into American markets, and has put heavy pressure on our Mexican operations. In the event that prices for Chinese products remain low for an extended time and we do not succeed in our arbitration with OCP concerning 2009 or future prices for phosphate rock, it is possible that our Mexican operations could be unable to compete effectively with Chinese phosphate products and thus become uneconomic.

From time to time, we have experienced pricing pressure, particularly from significant customers and often coincident with periods of overcapacity in the markets in which we compete. The pricing environment for 2009, in line with worldwide economic slowdown, substitutions and increased import presence, appears to be taking on that character. In the past, we have taken steps to reduce costs and resist possible price reductions by structuring our contracts and developing strong “value-oriented” non-price related customer service relationships. However, price reductions in the past have adversely affected our sales and margins, and if we are not able to offset price pressure when it arises through improved operating efficiencies, reduced expenditures and other means, we may be subject to those same effects in the future.

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

Reliance on Rhodia

We depend on Rhodia’s ability to perform its obligations under our 2004 acquisition agreements, primarily to indemnify us (or provide security) against potential liabilities whether asserted or yet to be asserted. However, Rhodia has experienced financial difficulties in recent years, and recently stated it was under significant margin pressure due to the global recession. There is no assurance that Rhodia will be able to fund its obligations to us when, as and if required. In February 2008, New York State’s highest court affirmed a declaratory judgment we won in the lower courts holding Rhodia liable for taxes asserted by the Mexican National Waters Commission, or CNA, for fresh water extraction, or Fresh Water Claims, at our Coatzacoalcos, Mexico facility dating back to the period 1998-2002. The Fresh Water Claims amount to approximately $22.5 million (inclusive of interest, inflation and penalties, at current exchange rates) and are currently being contested in Mexican court proceedings. We cannot be sure that, if proceedings are decided in favor of the CNA, the Fresh Water Claims or other claims we have made (or will make) against Rhodia can be satisfied by it, or recovered through actions to attach Rhodia’s assets in the U.S. or elsewhere. As a result, we may have to pay CNA taxes from our own resources.

We also depend on Rhodia’s ability to fulfill its responsibilities under certain operating arrangements, including the sulfuric acid supply agreement providing feedstock to the interconnected PCS facility supplying MGA at our Geismar, LA plant. Adverse financial developments affecting Rhodia’s continued performance under its supply agreement with Innophos could require us to provide replacement sulfuric acid, if available, at significantly higher market prices than provided in the contract with Rhodia.

International Operations

We have significant production operations in Mexico and Canada and believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, including currency fluctuations and devaluations, economic and business conditions that differ from US cycles, unsettled political conditions and communication and translation errors due to language barriers. Among those additional risks potentially affecting our Mexican operations are changes in local economic conditions, currency devaluations, disruption from political unrest and difficulty in enforcing agreements due to differences in the Mexican legal and regulatory regimes compared to those of the U.S. Risks that our Canadian operations may be subject to include changes in laws or regulations differing from trends in the U.S. and currency fluctuations and devaluations.

Our overall success as a multinational business depends, in part, upon our ability to succeed in differing economic, social and political conditions. Among other things, we are faced with potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks posed by local customers and distributors. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business. These risks are not limited to just those countries in which we operate facilities. For example, our Mexican operations and the supply of phosphate rock from Morocco, including territories under disputed Moroccan sovereignty claims, are both subject to the risk of adverse affects from local political unrest.

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

Production Facility Operating Hazards

Our production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including failure of pipeline integrity , explosions, fires, inclement weather and natural disasters, terrorist attacks, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances, storage tank leaks and other environmental risks. We have implemented and installed various management systems and engineering controls and procedures at all our production facilities to minimize these risks. We also insure our facilities to protect against a range of risks. However, these potential hazards do exist and could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental and natural resource damage, and may result in a suspension of operations (or extended shutdowns) and the imposition of civil or criminal penalties, whose nature, timing, severity and non-insured exposures are unknown.

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

Risks Relating to Our Indebtedness

Leverage Issues

Our assets were acquired in 2004 in a transaction with a high proportion of debt. After our initial public offering of equity in 2006, we remained what could be characterized as a highly leveraged company through 2007. However, by December 31, 2008, our total indebtedness had been reduced to $382.5 million and our stockholders’ equity had grown to $236.1 million, respectively, reflecting a significant de-leveraging in accordance with our business policy. Nevertheless, to the extent we are not prohibited by our debt instruments in effect from time to time from incurring additional debt or obligations that do not constitute “indebtedness,” doing so could intensify the risks to our financial condition resulting from a renewed condition of high leverage. Those risks may include, for example, difficulty satisfying our obligations directly related to our debt (including complying with restrictive financial covenants), increasing our vulnerability to general adverse economic and industry conditions, requiring us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness (thereby reducing the availability of our cash flow to fund working capital), limiting our flexibility in planning for, or reacting to, changes in our business (thereby placing us at a competitive disadvantage compared to our competitors with less debt), and limiting our ability to borrow additional funds, refinance existing debt or make discretionary use of funds such as the payment of dividends on our stock. As noted in the section entitled “Liquidity” in Item 7 of this Form 10-K, the revolving credit line under our senior bank credit facility expires on August 31, 2009, and we have installment payments of $126.5 million of term loans under that facility that must be repaid from March 2009 to August 13, 2010. The general economic recessionary climate may render us unable to find replacement sources of external working capital facilities in adequate amounts or in a timely manner to make up for the current facility or, if we do find them, they may not be at rates or other terms as favorable to Innophos as the expiring facility.

Exposure to Interest Rate Volatility

As of December 31, 2008, approximately 33% of our total indebtedness bore interest at variable rates. Because these rates change with prevailing interest rates, higher prevailing rates will increase the amount of interest we have to pay on our debt. Although the recent trend has been a reduction in interest rates, rates could increase over the next several years. We estimate (based on our variable rate debt outstanding at December 31, 2008) that our annual debt service obligations could increase by $1.3 million per year for each 1% increase in the average interest rate we pay.

Risks Related to Our Equity Ownership Structure

Overhang of Salable or Issuable Stock Relative to Float

The trading market for our Common Stock was first established in November 2006. The float in that market now consists of slightly less than 17.5 million shares out of a total of 21.1 million shares issued and outstanding (as of February 27, 2009) and an additional 1.2 million shares subject to issuance covered by exercisable options (estimated at February 27, 2009). Under a 2004 Registration Rights Agreement, our largest stockholders, affiliated partnerships of Bain Capital, may require us to register for sale publicly (at times largely of their choosing) substantially all the outstanding shares of Common Stock not now in the float. Sales of a substantial number of shares of our Common Stock or the perception that significant sales could occur (particularly if the sales are concentrated in time or amount), may depress the trading price of our Common Stock. Stock sales in the market by persons other than the Company could also impair our ability to raise additional capital through our sale of equity securities.

Our Certificate of Incorporation provides for a total authorized capital consisting of up to 100.0 million shares of Common Stock and up to 10.0 million shares of preferred stock in serial designation, of which 22.4 million shares of Common Stock had been issued or reserved for issuance and 77.6 million shares remained authorized but unreserved and unissued (all as of February 27, 2009). We may continue to issue our stock and, subject to any restrictions in our debt instruments, we may issue the stock of our subsidiaries to raise capital. Issuances of our stock or the stock of a subsidiary could dilute the interest of our existing stockholders and may reduce the trading price of our Common Stock.

Contingencies Affecting Dividends

Following our 2006 public offering, our Board of Directors initiated a policy of paying regular quarterly cash dividends on our Common Stock, subject to the availability of funds, legal and contractual restrictions and prudent needs of our business. However, we are a holding company that does not conduct any business operations of our own. As a result, we are normally dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock. The amounts available to us to pay cash dividends are restricted by covenants in debt agreements governing us and our subsidiaries and by provisions of Delaware law. As allowed by existing debt instruments, we may incur additional indebtedness that may restrict to an even greater degree, or prohibit, the payment of dividends on stock. We cannot be sure that agreements governing our current or future indebtedness will permit us to adhere to our current dividend policy, or pay any dividends at all, or that continued payment of dividends will remain prudent for our business in the future judgment of our Board of Directors.

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

The information set forth in Note 16 to our consolidated financial statements, “Commitments and Contingencies,” contained in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Market Data

Our Common Stock has been listed and traded since November 2006 on the NASDAQ Stock Market under the symbol “IPHS.”

Stock price comparisons:

	2008			2007
Quarter	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First	$16.09	$10.85	$0.17	$17.78	$14.21	$0.17
Second	35.23	16.01	0.17	17.65	13.79	0.17
Third	40.98	22.65	0.17	15.55	10.78	0.17
Fourth	26.75	12.19	0.17	15.90	12.76	0.17

The Company paid a dividend of $0.17 per share in the first quarter of 2009.

The number of holders of record of our Common Stock at February 5, 2009 was 10,891.

Registration Rights Agreement

We are a party to a 2004 Registration Rights Agreement with our largest stockholders, affiliates of Bain Capital, and certain other stockholders (principally members of our management). Under that agreement, the holders of a majority of the “Bain Registrable Securities” are able to demand an unlimited number of “short form” registrations of their covered securities under the Securities Act of 1933, or Securities Act, to be sold in public offerings for which the Company is required to pay all registration expenses (excluding underwriters’ discounts and commissions). We are not required to proceed with any demand registration within six months after the effective date of a previous registered offering (excluding certain limited offering forms), and we can postpone for up to 90 days (but not more than twice in any 12 month period) a demand registration if we determine it would adversely interfere with a contemplated material transaction. In 2008, we became eligible to file “short form” registration statements with the SEC under the Securities Act and at the request of the Bain affiliated parties, we filed a registration statement covering the sale of 10,088,039 shares of our Common Stock, during the effectiveness of which the Bain parties disposed of 6,600,000 shares.

Dividends

Consistent with the determination of our Board of Directors made in December 2006, we continued to declare and pay quarterly dividends of $0.17 per share of Common Stock in 2008. Subject to action by the Board of Directors on a quarterly basis, management’s present policy is to recommend such dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, incremental costs associated with being a public company, taxes and other costs. If our financial needs change, management’s recommendations concerning dividends may also change.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b) ***	(c)
Equity compensation plans approved by security holders	1,277,674		$10.48	507,081	*
Equity compensation plans not approved by security holders	173,568	**	$12.00	–0–
Total	1,451,242		$10.71	507,081

*	Includes in the total 61,225 shares of Common Stock subject to options forfeited in 2007 and now available for future grant and issuance under, our Amended and Restated 2005 Executive Stock Option Plan. The remaining shares shown in column (c) are attributable to our 2006 Long Term Equity Incentive Plan.

**	These shares were issued in various amounts under substantially identical retention bonus agreements entered into with certain executives in October 2006 that provided for a portion of a bonus amount to be issued in the form of Common Stock at the price applicable to the public in our initial public offering. All shares were issued in January 2007 and subject to vesting ratably over nine consecutive quarters (the first having occurred in January 2007), provided the recipients remain employed by the Company as required by the contracts.

***	In column (b), the weighted average exercise price is only applicable to stock options and restricted stock.

Issuer Purchases of Equity Securities

The Company has not repurchased Common Stock since its initial public offering in November 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated statements of operations, balance sheet and other data for the periods presented and should only be read in conjunction with our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. The historical financial data for the years end December 31, 2008, December 31, 2007, December 31, 2006 and December 31, 2005 and for the periods August 14, 2004 to December 31, 2004 and January 1, 2004 to August 13, 2004, have been derived from our historical audited combined or consolidated financial statements.

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

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Successor (Consolidated)					Predecessor (Combined)
	Year Ended December 31,				August 14, through December 31,	January 1, through August 13,
	2008	2007	2006	2005	2004 (4)	2004
Statement of Operations Data:
Net sales	$934,758	$578,982	$541,797	$535,499	$205,607	$332,721
Cost of goods sold	570,176	474,785	449,516	443,254	177,568	277,014

Gross profit	364,582	104,197	92,281	92,245	28,039	55,707

Operating expenses:
Selling, general and administrative	63,417	54,441	59,598	48,685	19,026	22,875
Research and Development	2,310	2,047	1,734	2,240	964	3,106
In-process Research and Development	—	—	—	—	1,200	—
Restructuring (1)	—	—	—	—	—	1,783
Asset securitization, net	—	—	—	—	—	(66)

Total operating expenses	65,727	56,488	61,332	50,925	21,190	27,698

Operating income	298,855	47,709	30,949	41,320	6,849	28,009
Interest expense, net	34,193	41,559	58,242	46,628	11,065	3,098
Foreign exchange losses (gains), net	2,663	40	(162)	177	315	627
Other expense (income), net	(386)	(299)	(228)	(516)	(50)	22

Income (loss) before income taxes	262,385	6,409	(26,903)	(4,969)	(4,481)	24,262
Provision (benefit) for income taxes	55,202	11,896	5,914	6,724	(3,706)	8,954

Net (loss) income	$207,183	$(5,487)	$(32,817)	$(11,693)	$(775)	$15,308

Allocation of net income (loss) to common shareholders (2):
Class A	*	*	$(26,546)	$(14,867)	$(5,563)	*
Class L	*	*	$1,605	$3,174	$4,788	*
Common	$207,183	$(5,487)	$(7,876)	*	*	*
Per Share Data:
Income (Loss) Per Share (2):
Basic
Class A	*	*	$(2.77)	$(1.55)	$(0.58)	*
Class L	*	*	$0.60	$1.19	$1.79	*
Common	$9.91	$(0.27)	$(0.39)	*	*	*
Diluted
Class A	*	*	$(2.77)	$(1.55)	$(0.58)	*
Class L	*	*	$0.60	$1.19	$1.79	*
Common	$9.54	$(0.27)	$(0.39)	*	*	*
Weighted Average Shares Outstanding (2):
Basic
Class A	*	*	9,595,061	9,597,696	9,590,851	*
Class L	*	*	2,677,648	2,678,383	2,676,473	*
Common	20,908,456	20,676,859	20,270,463	*	*	*
Diluted
Class A	*	*	9,595,061	9,597,696	9,590,851	*
Class L	*	*	2,677,648	2,678,383	2,676,473	*
Common	21,718,541	20,676,859	20,270,463	*	*	*

*	Not applicable

	(Dollars in thousands)
	Successor (Consolidated)							Predecessor (Combined)
	Year Ended December 31,						August 14, through December 31,	January 1, through August 13,
	2008		2007		2006	2005	2004 (4)	2004
Other Data:
Cash flows provided by (used in):
Operating activities	$142,794		$43,441		$40,937	$46,058	$(5,375)	$44,095
Investing activities	(18,536)		(30,476)		(15,577)	(10,862)	(486,432)	(2,633)
Financing activities	(14,591)		(29,064)		(55,003)	13,445	503,052	(43,287)
Capital expenditures	18,536		28,356		15,577	10,862	4,046	2,745
Ratio of earnings to fixed charges (3)	8.0	x	1.1	x	*	*	*	7.3	x

*	Due to the losses for 2006, 2005 and the period August 14, 2004 through December 31, 2004 the coverage ratio was less than 1:1. Innophos would have had to generate additional earnings of $26,903 for 2006, $4,969 for 2005 and $4,481 for the period August 14, 2004 through December 31, 2004, respectively, to achieve a ratio of 1:1.

	(Dollars in thousands)
	Year Ended December 31,
	2008	2007	2006	2005	2004 (4)
Balance Sheet Data:
Cash and cash equivalents	$125,328	$15,661	$31,760	$61,403	$12,762
Accounts receivable	79,541	60,079	56,316	55,842	66,324
Inventories	145,310	78,728	70,569	76,281	66,563
Property, plant & equipment, net	230,422	260,563	277,222	305,016	333,549
Total assets	728,204	542,699	565,320	646,189	630,891
Total debt	382,500	384,500	399,800	528,795	384,555
Total stockholders' equity	$242,760	$44,704	$60,712	$10,786	$138,725

(1)	Restructuring costs primarily represent employee termination costs and relate to the following items:

(a) $1.8 million from January 1 – August 13, 2004 primarily relating to (i) headcount reductions at our Cranbury headquarters relating to the restructuring of our company to a product-focused organization and (ii) the elimination of seven individuals at our Chicago Heights facility relating to the aforementioned initiatives.

(2)	We have not reflected any distributions or other amounts attributable to common stock including an earnings per share calculation for the predecessor period given the different basis of accounting between predecessor and successor period and that the predecessor had not issued any common stock or potential common stock.

(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

(4)	The successor period reflects the application of purchase accounting in accordance with SFAS No. 141, “Business Combinations”, and represents the consolidated financial statements of Innophos Holdings, Inc. and wholly-owned subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background

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

2008 Overview

Our financial performance in 2008 was highlighted by:

•

Sales of $934.8 million including selling price increases of $480.3 million which outpaced increases in raw material costs and other manufacturing expenses in all segments offset by negative volume and mix impacts on revenue of 21.5% or $124.5 million that occurred mostly in STPP & Other Products;

•	Interest expense improvement of $7.4 million as a result of the 2007 debt restructuring and principal payments;

•	Benefit of $24.9 million from the reversal of the valuation allowance against the United States net deferred tax assets mainly as the result of the usage of our net operating loss carryforwards;

•	Net income improvement of $212.7 million which was mainly driven by selling price improvements;

•	Earnings per share improvement of $9.81 on a diluted basis to $9.54 versus a loss per share of $0.27 for 2007;

•	Dividends of $.68 per share paid on the Common Stock during 2008;

•	Net cash from operations of $142.8 million with a net increase in cash of $109.7 million in 2008.

•	Net working capital (current assets excluding cash minus current liabilities excluding current portion of long-term debt) increases of $118.8 million, or 157.6% to $194.2 million at December 31, 2008.

Refer to the Company’s results of operations and liquidity for the year ended December 31, 2008 for further details.

Recent Trends and Outlook

Raw Material Costs

Market prices of phosphate rock, sulfur and sulfuric acid, the primary raw materials used in the production of specialty phosphates, increased substantially during the first three quarters of 2008 due to high phosphate fertilizer demand. During the fourth quarter of 2008, as demand for phosphate fertilizers collapsed, the market price of sulfur decreased rapidly, and recently the market price of phosphate rock has also begun to decrease.

Innophos purchases phosphate rock, sulfur and sulfuric acid for Mexico and has raw material supply contracts in the United States whose pricing is determined in part by phosphate rock and sulfur market prices. Based on current and 2008 market price levels for phosphate rock and sulfur, Innophos’ overall 2009 U.S. cost structure is expected to remain substantially unchanged from fourth quarter 2008 levels.

In December 2008, Innophos initiated binding arbitration with OCP, S.A., its sole supplier of phosphate rock for Mexico, concerning pricing terms for 2008 and 2009 under the Company’s agreement with that supplier. A panel of three arbitrators has now been selected to hear the case, interpret the pricing provisions of the contract, and derive the phosphate rock price for both years. Absent agreement on an expedited process, which the Company is seeking, Innophos has been advised that a final decision could take up to a year. Last year, the parties reached agreement on interim prices, which the Company paid for shipments during 2008. Management has determined that the contingent liability of having to pay more than the amounts paid for 2008 as interim prices is not material. Most recently, the parties reached agreement on interim prices for 2009, which the Company will be paying for this year’s shipments. Management has determined that the contingent liability of having to pay more than such 2009 interim prices is neither remote nor probable, and is reasonably possible.

Due to phosphate rock pricing uncertainty for Mexico, weakness in the markets served by those operations, and some loss of traditional business, Innophos anticipates operating its Coatzacoalcos plant at substantially reduced levels during 2009. In addition, Innophos also built considerable raw material inventory at the end of 2008. As a result of these factors, increases in phosphate rock cost will not begin to affect financial performance adversely until after the first quarter of 2009 at the earliest. Assuming sulfur market prices in Mexico remain at current levels and phosphate rock prices reflect the upper range management has determined to be reasonably possible outcomes of the rock arbitration proceedings discussed in the “Risk Factors” section of this report, Innophos’ raw material costs for Mexico could then increase by approximately $20 million per quarter at approximately 50% of capacity operations. Overall, therefore, Innophos expects its first quarter 2009 cost structure, in the United States, Mexico, and Canada to be substantially similar to the fourth quarter of 2008.

Selling Prices

Historically, Innophos has successfully recovered raw material, energy and other cost increases through price increases. Fourth quarter 2008 represented a 98% increase compared to fourth quarter 2007, after a series of price increases that were implemented throughout 2008. However, current softening demand due to the global recession and increased competition primarily from Chinese and European firms are causing downward pressure on selling prices. Management anticipates therefore that selling prices will trend downward throughout 2009. Management will focus on maintaining market position against increased pressures in all segments by maintaining a competitive offering through continued focus on selling price, enhanced service, Innophos’ proprietary technology, and the overall value the Company provides to its customers.

Volumes

Volumes in the U.S. were lower in the fourth quarter of 2008 due to overall economic slowness, particularly in accounts exposed to agricultural and industrial markets. In addition, competitive pressure from European and Chinese producers increased as they sought to gain access to the U.S. market as their home market demand slowed. Finally, Innophos has seen a modest amount of reformulation (that is, changes in customer product composition) due to 2008 record prices. The Company expects these pressures to continue in 2009.

Volumes in Mexico for 2009 are expected to be affected more severely by the lack of demand in the fertilizer market, greater import competition, especially for export business, reformulation and recession. Innophos’ largest Mexican customer, for which Innophos historically supplied purified phosphoric acid, recently lost significant STPP business due to a combination of reformulation and lost share. In January 2009, the customer closed one of its three plants estimated at more than half its STPP capacity and is expected to greatly reduce its phosphoric acid purchases. Based on current circumstances, management estimates this could translate into a 2009 revenue loss of approximately 5% to 10% of historical total Company sales and an annual consolidated operating income reduction of approximately $16 million based on pre-2008 historical profitability. Innophos anticipates supplying approximately 35% of this customer’s historical quarterly volumes in the first half of 2009 and is working with this customer to support its reduced operations by focusing on increasing Innophos’ overall share with this account, including marketing other products to the customer. Management is reducing manufacturing costs across the whole site and is considering several options for the longer term, including seeking new customers for Innophos’ Mexican purified phosphoric acid capacity to increase the Company’s diversification of end markets and customers, or with reasonable investment levels, using the capacity to supply the U.S. operations. To support these efforts, Innophos is investing to upgrade the majority of its technical grade purified acid capacity to food grade capability. Management anticipates this investment will be completed by the end of 2009. However, it may take several years to build a customer base for this capacity.

Innophos’ purified phosphoric acid supply chain includes production at its Coatzacoalcos, Mexico and Geismar, LA complexes along with purchases from a third party at Aurora, NC. Innophos’ supply of purified phosphoric acid from Aurora, NC is being partially disrupted in the first quarter of 2009 due to an announced temporary shutdown in part of that complex from lack of phosphate fertilizer demand. Innophos is responding by operating its Geismar, LA acid purification complex at full capacity and expects that the Company will be able to meet its current operating and supply plans.

Finally, due to greatly depressed Latin American phosphate fertilizer demand, Innophos Mexico expects to have minimal sales of granular triple superphosphate (GTSP) in the first quarter of 2009. However, Innophos volumes are small relative to the market, and Innophos expects the reappearance of South American fertilizer demand in the second quarter 2009.

Operations Outlook

Innophos is currently expecting that its U.S. business will have solid financial performance in the first quarter of 2009. While demand has been affected by the recession, Geismar-supplied purified acid is cost effective in today’s marketplace, and product selling prices are now at historically high levels. During 2009, management expects to continue to respond as needed to the increase in overall market competitiveness in order to maintain Innophos’ market position in this business.

In 2009, management anticipates operating Innophos’ Mexican facilities at reduced levels of capacity in response to the combination of factors noted above adversely affecting prices and volumes. The level of operations will be dictated by Innophos’ ability to develop and sustain profitable business in Mexico. In response to anticipated cost increases in raw materials, the Company remains focused on running efficiently and reducing costs, particularly in its manufacturing operations. Innophos is benefiting from declining sulfur, energy and transportation costs, and management expects to continue to operate in a manner that optimizes business performance while mitigating uncertainties, particularly as regards phosphate rock price.

Management has scrutinized its planned capital expenditures for 2009 and expects to focus 2009 capital investments on essential projects that maintain the flexibility and efficiency needed in the current dynamic market environment. For example, Innophos is continuing with the expansion and upgrade of its Chicago Heights facility, which is critical to the growth of the pharmaceutical and nutraceutical excipient product line. Management now projects Company-wide 2009 capital expenditures to approximate $20-25 million, in line with historical levels. This amount includes the investments being made to upgrade the Mexican phosphoric acid purification plant.

Earnings Outlook

Considering the uncertainty around Mexican phosphate rock cost and operating levels, softer overall demand, greater competition and concern about the overall economic climate, management believes that reliable, specific operating income trends cannot be provided for the full year 2009. Volume impacts are uncertain and dependent on the depth of the recession. Selling prices are expected to trend down, and cost structure increases due to increased phosphate rock costs are expected to affect Mexico adversely starting in the second quarter of 2009.

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Net sales	$934.8	100.0	$579.0	100.0	$541.8	100.0
Cost of goods sold	570.2	61.0	474.8	82.0	449.5	83.0

Gross profit	364.6	39.0	104.2	18.0	92.3	17.0
Operating expenses:
Selling, general and administrative	63.4	6.8	54.5	9.4	59.7	11.0
Research & Development	2.3	0.2	2.0	0.3	1.7	0.3

Income from Operations	298.9	32.0	47.7	8.2	30.9	5.7
Interest expense, net	34.2	3.7	41.6	7.2	58.2	10.7
Foreign exchange (gains)/losses, net	2.7	0.3	—	—	(0.2)	—
Other expense (income)	(0.4)	(0.0)	(0.3)	—	(0.2)	(0.0)
Provision /(benefit) for income taxes	55.2	5.9	11.9	2.1	5.9	1.1

Net income (loss)	$207.2	22.2	$(5.5)	(0.9)	$(32.8)	(6.1)

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2008 were $934.8 million, an increase of $355.8 million, or 61.5%, as compared to $579.0 million for the same period in 2007. Selling price increases had a positive impact of 83.0% or $480.3 million on sales that occurred across all product lines. Volume and mix impacts upon revenue had a negative impact of 21.5% or $124.5 million that occurred mostly in STPP & Other Products due to reduced demand for GTSP fertilizer co-product and limited reformulation in detergents using STPP. Strong demand and efforts to grow the Specialty Salts and Specialty Acids business in 2008 resulted in a positive volume and mix impact, while unfavorable volume and mix impacted Purified Phosphoric Acid in 2008 compared to 2007. On a unit basis, the average selling price for all Innophos products increased by 90.9% compared to 2007, while total volume shipped decreased by 15.4%.

The following table illustrates for the year ended December 31, 2008 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
United States	52.0%	(3.3)%	48.7%
Canada	53.8%	(21.7)%	32.1%
Mexico	132.2%	(48.2)%	84.0%

The following table illustrates for the year ended December 31, 2008 the percentage changes for net sales by major product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	117.6%	(22.3)%	95.3%
Specialty Salts and Specialty Acids	47.0%	6.3%	53.3%
STPP & Other Products	121.9%	(73.1)%	48.8%

Shipped volume for the year ended December 31, 2008 declined approximately 34% on a pure tonnage basis for STPP & Other Products compared with the same period in 2007.

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2008 was $364.6 million, an increase of $260.4 million, or 249.9%, as compared to $104.2 million for the same period in 2007. Gross profit percentage increased to 39.0% for the year ended December 31, 2008 versus 18.0% for the same period in 2007. The change in gross profit was due to higher selling prices in 2008 which had a favorable impact of $480.3 million, partially offset by unfavorable volume and mix impacts upon revenue, and higher raw material, energy, freight and manufacturing expenses which had a combined unfavorable impact of $226.6 million. Gross profit was unfavorable by $1.3 million for a scheduled maintenance outage at our Geismar, LA plant in the second quarter of 2008, which was lower than anticipated, $1.3 million for the asset impairment expense for two obsolete production units in the second quarter of 2008, and a $1.9 million charge related to the write-down of on hand GTSP fertilizer in the fourth quarter of 2008. Gross profit was favorable relative to 2007 by $3.3 million, of which $3.2 million reflects out of period adjustments in 2008 related to deferred Mexican employee statutory profit sharing. Gross profit was also favorable relative to 2007 by $5.4 million for maintenance costs and $1.1 million of replacement raw material cost from the planned and unplanned maintenance outages in 2007 at our Coatzacoalcos facility and supply shortages. Gross profit was also favorable relative to 2007 by unusual items of $1.4 million for Mexican workforce reorganization costs and $2.0 million for the regularization of Mexican port facilities taxes covering the periods 1996 to 2006, both of which occurred in 2007.

Operating Expenses and Research and Development

Operating expenses in 2008 consisted primarily of selling, general and administrative and R&D expenses. Operating expenses for the year ended December 31, 2008 were $65.7 million, an increase of $9.2 million, or 16.3%, as compared to $56.5 million for 2007. Operating expenses increased $3.3 million for professional fees to support growth and other corporate initiatives such as assessing our IT systems, $3.5 million for higher short-term incentive program accruals, $2.7 million for increased commercial efforts, $2.4 million for non-cash share based compensation, and $3.6 million for all other costs. The overall increases over prior year were partially offset by $6.3 million for unusual expenses incurred in 2007 primarily in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc. and the transfer of related assets to Innophos.

Operating Income

Operating income for the year ended December 31, 2008 was $298.9 million, an increase of $251.2 million, or 526.6%, as compared to $47.7 million for the same period in 2007. Operating income percentages increased to 32.0% for 2008 from 8.2% for 2007.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2008 was $34.2 million, a decrease of $7.4 million, or 17.8% as compared to $41.6 million for the same period in 2007. This decrease is primarily due to the lower average balance of our Term Loan from prepayments made in 2007 along with lower interest rates, and lower bond interest expense from the retirement/refinancing of our Floating Rate Senior Notes in 2007. This was partially offset by fees associated with the fourth amendment to our credit facility.

Foreign Exchange

Foreign exchange loss for the year ended December 31, 2008 was $2.7 million, an increase of $2.7 million as compared to a net zero impact for 2007, primarily due to the strengthening of the U.S. Dollar against the Mexican peso in the fourth quarter of 2008. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the year ended December 31, 2008 was $55.2 million, an increase of $43.3 million or 363.9% as compared to $11.9 million for 2007. Income earned by our subsidiaries in Mexico and Canada is fully taxable, so increases in their earnings, as we had in 2008, would normally be expected to result in increased income tax expense. The low effective tax rate of 21.0% for the current year is due to a $24.9 million benefit from the reversal of valuation allowances against U.S. Federal net deferred tax assets mainly as the result of the usage of our net operating loss carryforwards.

Net Income

Net income for the year ended December 31, 2008 was $207.2 million, an improvement in results of $212.7 million as compared to a net loss of $5.5 million for the same period in 2007, due to the factors described above.

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

Provision for Income Taxes

Provision for income tax expense for the year ended December 31, 2007 was $11.9 million, an increase of $6.0 million or 101.7% as compared to $5.9 million for 2006. Income earned by our subsidiaries in Mexico and Canada is fully taxable, so increases in our Mexican earnings, as were experienced in 2007, would normally be expected to result in increased income tax expense. In the United States, we carried a full valuation allowance for our net deferred tax asset and, therefore, did not record a benefit for our U.S. tax losses during 2007.

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

Segment Reporting

We report our operations in three business segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	2008	2007	2006
Segment Net Sales
United States	$486,186	$326,882	$318,105
Mexico	409,745	222,699	194,639
Canada	38,827	29,401	29,053

Total	$934,758	$578,982	$541,797

Net Sales % Growth
United States	48.7%	2.8%	(1.0)%
Mexico	84.0%	14.4%	6.3%
Canada	32.1%	1.2%	(6.5)%

Total	61.4%	6.9%	1.2%

Segment Operating Income
United States	$108,743	$3,299	$1,544
Mexico	183,587	39,819	28,422
Canada	6,525	4,591	983

Total	$298,855	$47,709	$30,949

Segment Operating Income % of net sales
United States	22.4%	1.0%	0.5%
Mexico	44.8%	17.9%	14.6%
Canada	16.8%	15.6%	3.4%

Segment Net Sales:

In the United States net sales increased 48.7% for the year ended December 31, 2008 when compared with the same period in 2007. Selling prices increased sales 52.0% with increases across all product lines, most notably in Specialty Salts and Specialty Acids. Volume and mix impact upon revenue was a decrease of 3.3%, with decreases in Purified Phosphoric Acids and STPP & Other Products being partially offset by an increase in Specialty Salts and Specialty Acids where demand for these products was strong in

2008. In 2007 net sales increased 2.8% when compared with 2006. Selling prices increased sales 0.7% with an increase in Specialty Salts and Specialty Acids being partially offset by a decrease in the other product lines. Volume and mix impact upon revenue was an increase of 2.1%, with favorable variances in Purified Phosphoric Acid and Specialty Salts and Specialty Acids.

In Mexico net sales increased 84.0% for the year ended December 31, 2008 when compared with the same period in 2007. Selling prices increased sales 132.2% with significant increases across all product lines. Volume and mix impact upon revenue was a decrease of 48.2%, mainly in STPP & Other Products due to reduced demand for GTSP fertilizer co-product and limited reformulation in detergents using STPP. In 2007 net sales increased 14.4% when compared with 2006. Selling prices increased sales 14.7%, primarily in STPP & Other Products, but Purified Phosphoric Acid also showed an increase. Volume and mix impact upon revenue was a decrease of 0.3%, with a decrease in Purified Phosphoric Acid being partially offset by an increase in Specialty Salts and Specialty Acids.

In Canada net sales increased 32.1% for the year ended December 31, 2008 when compared with the same period in 2007. Selling price increased sales 53.8% with increases across all product lines. Volume and mix impact upon revenue was a decrease of 21.7% across all product lines. In 2007 net sales increased 1.2% when compared with 2006. Selling prices decreased sales 0.5%, while volume and mix impact upon revenue was an increase of 1.7%, primarily in Specialty Salts and Specialty Acids.

Segment Operating Income % of Net Sales:

The 21.4% increase in the United States for the year ended December 31, 2008 compared with the same period in 2007 was mainly due to favorable selling prices which were partially offset by an unfavorable volume and mix impact on revenue, higher raw material and energy costs, increased manufacturing cost including cost for a scheduled maintenance outage at our Geismar, LA plant, the asset impairment expense for two obsolete production units, and increased operating expenses. Operating expenses increased mainly due to professional fees to support growth and other corporate initiatives such as assessing our IT systems, higher short-term incentive program accruals, higher non-cash share based compensation, and increased commercial efforts, partially offset by expense incurred in 2007 in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc. The 0.5% increase in the United States from 2006 to 2007 was mainly due to decreased unusual costs between the two periods. Included in 2007 operating income were $6.8 million of unusual items primarily related to for the early cancellation of the Rhodia pharma sales agency arrangement and the transfer of business related assets and intellectual property to Innophos. Included in 2006 operating income were $18.4 million of unusual items related to the IPO. Favorable volume and mix effects upon revenue and slightly higher selling prices were more than offset by higher raw material and transportation costs, as well as higher manufacturing and operating expenses.

The 26.9% increase in Mexico for the year ended December 31, 2008 compared with the same period in 2007 was due to favorable selling prices, which were partially offset by decreased volume and mix impacts upon revenue, increased raw material and energy costs and increased operating expenses. The operating income percent increase is also due to expenses incurred in 2007 for the planned and un-planned maintenance outages and the related raw material replacement costs, the Mexican workforce reorganization, and the regularization of Mexican port facilities taxes covering the periods 1996 to 2006. The 3.3% increase in Mexico from 2006 to 2007 was due to favorable selling prices which exceeded higher raw material and maintenance outage costs. There were minimal volume and mix effects upon revenue. There were also increased costs associated with the Mexican workforce reorganization and the regularization of Mexican port facilities taxes covering prior periods.

The 1.2% increase in Canada for the year ended December 30, 2008 compared with the same period in 2007 was due to favorable selling prices partially offset by unfavorable volume and mix impact on revenue, higher raw material and energy costs, and increased manufacturing costs. The 12.2% increase in Canada from 2006 to 2007 was due to positive volume and mix impacts upon revenue, and lower manufacturing costs including depreciation and amortization expense. Selling prices were essentially flat.

The United States had depreciation and amortization of $30.3 million, $28.4 million, and $25.0 million in 2008, 2007, and 2006, respectively. Canada had depreciation and amortization of $2.2 million, $1.5 million, and $3.7 million in 2008, 2007 and 2006, respectively. Mexico had depreciation and amortization of $20.0 million, $17.5 million, and $17.7 million in 2008, 2007, and 2006, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2008	2007	2006
Operating Activities	$142.8	$43.4	$40.9
Investing Activities	(18.5)	(30.5)	(15.6)
Financing Activities	(14.6)	(29.1)	(55.0)

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Net cash provided by operating activities was $142.8 million for the year ended December 31, 2008 as compared to $43.4 million for 2007, an increase of $99.4 million. The increase in operating activities cash resulted from a favorable change of $212.7 million in net income partially offset by unfavorable changes of $103.0 million in net working capital, $8.9 million in non-cash items affecting net income, and $1.4 million in non-current accounts.

The change in net working capital is a use of cash of $108.2 million in 2008 compared to a use in 2007 of $5.2 million, an increase in the use of cash of $103.0 million. The increased use of cash is due to higher selling prices which increased accounts receivable balances, higher quantities and raw material costs increasing inventory values without any compensating increase in accounts payable due primarily to advance payments with raw material suppliers to ensure timely deliveries. Decreased current liabilities and accounts payable, and increased other current assets also added to the increased use of cash in 2008. During the fourth quarter of 2008, the company made a significant estimated tax payment in Mexico due to the high Mexican income for 2008.

Total inventories increased $66.6 million from December 2007 levels as the result of increased raw material costs, higher quantities of raw materials purchased prior to January 1, 2009 price increases and increased on-hand GTSP inventory due to reduced fertilizer demand. Days of inventory on hand increased 32 days as a result. The following chart shows its historical performance:

	2008	2007	2006
Inventory Days on Hand	93	61	57

Net cash used for investing activities was $18.5 million for the year ended December 31, 2008, compared to $30.5 million for 2007, a decrease in the use of cash of $12.0 million. This was mainly due to $13.8 million lower capital spending related to the 2007 cogeneration project in Coatzacoalcos, Mexico, and $2.1 million lower spending for the purchase in 2007 of certain assets from Rhodia related to the early cancellation of our 2004 ten-year “pharma” sales agency agreement. This was partially offset by an increase in capital spending of $3.9 million in all other projects.

Net cash used for financing activities for the year ended December 31, 2008, was a use of $14.6 million, compared to a use of $29.1 million in 2007, a decrease in the use of cash of $14.5 million. This was primarily due to $18.5 million lower Term Loan principal payments and $1.1 million tax benefits from stock option exercises, partially offset by $1.3 million higher dividend payments, $0.4 million lower proceeds from stock option exercises, and $3.4 million less for the bond refinancing done in 2007.

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Net cash provided by operating activities was $43.4 million for the year ended December 31, 2007 as compared to $40.9 million for 2006, an increase of $2.5 million. The increase in operating activities cash resulted from a favorable change of $27.3 million in net income, partially offset by unfavorable changes of $10.9 million in non-cash items affecting net income, $10.0 million change in net working capital, and $3.9 million change in non-current accounts.

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

Changes in non-current accounts had an unfavorable impact on cash of $3.9 million. This was mainly due to increased long term liabilities in 2006 which were mostly pension related, partially offset by a favorable movement in other comprehensive income.

The change in net working capital was a use of cash of $5.1 million in 2007 compared to a source in 2006 of $4.9 million, an increase in the use of cash of $10.0 million. Increases in accounts receivable, inventories, and other current assets exceeded increases in accounts payable and other current liabilities in 2007, leading to the $5.1 million use of cash. This is due in part to higher selling prices, increasing accounts receivable balances and high raw material costs increasing both inventory and accounts payable.

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

Indebtedness

Total debt was $382.5 million as of December 31, 2008. Short term and long term debt net of cash was $257.2 million as of December 31, 2008, a decrease of $111.6 million, or 30% from December 31, 2007. Total debt comprised borrowings of $126.5 million of Term Loan under our bank senior credit facility, $190.0 million Senior Subordinated Notes due 2014, and $66.0 million Senior Unsecured Notes due 2012. In addition, as part of our bank senior credit facility, we also have a $50.0 million revolving credit line, of which up to $20.0 million may be used for letters of credit.

Funds are available for continuous borrowing under our senior credit facility revolving credit line, subject to satisfaction of certain conditions (including the absence of intervening material adverse effects as defined) and the absence of default. We expect that our primary liquidity requirements will be for debt service, capital expenditures and working capital. As of December 31, 2008, $47.6 million remained available under the revolving credit facility to finance working capital needs, as there were no amounts outstanding except for $2.4 million issued under our letter of credit sub-facility. The commitments under the revolving credit line will expire on August 31, 2009 and, although we expect to seek a new facility, immediate replacement of the current facility cannot be assured given the state of the current credit market. While the commitments remain in effect, we are permitted to repay revolving credit loans and reborrow amounts that are repaid up to the amount of the revolving credit commitment then in effect, subject to the debt agreement provisions. The outstanding amount of the Term Loan (at year end 2008) is repayable by its terms in quarterly installments of approximately $0.3 million through September 30, 2009 and four quarterly installments of approximately $18.0 million thereafter with final payment due August 13, 2010. The interest rate on the borrowings under the senior credit facility is predicated upon the absence of any Events of Default under the facility. As of December 31, 2008, no Events of Default had occurred under the facility and we believe we were in compliance with our covenants under the facility.

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

The Company is required within five days from the issuance of the 2008 annual financial statements to make a prepayment of the term loan in an amount equal to 50% of the excess cash flow (as defined in our credit agreement) in addition to the quarterly principal payments. As such, as of December 31, 2008 $72.6 million is classified as the current portion of long term debt which represents $53.7 million for the 2008 excess cash flow requirement plus the 2009 required principal payments.

        In addition to the estimated excess cash flow payment described above, the Company will have increased working capital needs during the first half of 2009 when raw material prices reset. Similar to 2008, the Company expects to draw on cash in the first half and build cash in the second half of 2009. We believe that on-hand cash combined with cash generated from operations will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. Our current business plans support these operating needs, including our scheduled repayments of debt in accordance with the terms of those agreements. However, future operating performance is subject to prevailing economic and competitive conditions and other factors that are uncertain. If the cash flows and other capital resources available to the Company are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from the Company’s current operating plan. Included in these actions would be to replace our existing revolving credit facility which expires August 31, 2009 with a new revolving credit facility.

Innophos and its subsidiaries and affiliates may from time to time seek to acquire or otherwise retire outstanding debt (including publicly issued debt) through open market purchases, privately negotiated transactions, tender offers, exchanges or otherwise. Debt repurchases or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material.

Capital Expenditures

We spent $18.5 million in 2008 on projects that were capitalized. Additionally, we spent $32.8 million in 2008 on maintenance projects that were expensed during the year. Of this $32.8 million, $1.3 million was related to planned major non-annual maintenance expenses. These amounts compare to $28.4 million of 2007 capitalized projects and $31.4 million of maintenance projects that were expensed during the year of which $5.4 million was related to planned major non-annual maintenance. We expect our capital expenditures to continue to run below depreciation levels.

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term contractual cash obligations as of December 31, 2008 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Senior credit facility (1)	$126,500	$72,613	$53,887	$—	$—	$—	$—
2004 Senior Subordinated Notes Due 2014 (2)	284,852	16,863	16,862	16,863	16,862	16,863	200,539
Future service pension benefits	7,748	444	526	581	657	730	4,810
Other (3)	812,085	95,701	83,540	83,540	83,540	83,540	382,224
Operating leases	16,922	4,408	3,573	2,960	2,096	1,450	2,435
Senior Unsecured Notes Due 2012 (4)	87,945	6,270	6,270	6,270	69,135	—	—

Total	$1,336,052	$196,299	$164,658	$110,214	$172,290	$102,583	$590,008

(1)	Amounts do not include variable rate interest payments, any voluntary principal prepayments, and excess cash flow requirements as defined by the credit agreement. Estimated annual interest payments would be approximately $4.5 million assuming a 3.5% interest rate. The Company made principal payments of $0.5 million on March 29, 2008, June 30, 2008, September 30, 2008 and December 30, 2008, respectively, on the Term Loan. Amounts exclude the $50.0 million revolving portion of the senior credit facility which has issued approximately $2.4 million of letters of credit under the sub-facility which reduces the available credit to $47.6 million as of December 31, 2008. As of December 31, 2008 $72.6 million is classified as the current portion of long term debt which represents $53.7 million for the 2008 excess cash flow requirement plus the 2009 required principal payments.

(2)	Amounts include fixed rate interest payments at 8.875% for years 2009 and thereafter.

(3)	Represents minimum annual purchase commitments to buy raw materials and 2009 energy commitments from suppliers.

(4)	Represents the $66.0 million 9.5% Senior Unsecured Notes due 2012 which were issued on April 16, 2007. Amounts include fixed rate interest payments at 9.5% for years 2009 and thereafter.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for bad debts, the recoverability of long-term assets such as goodwill and intangible assets, depreciation and amortization periods, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Claims and Legal Proceedings

The categories of asserted or unasserted claims for which the Company has estimated a probable liability and for which amounts are estimable are critical accounting estimates. Please refer to the section entitled “Commitments and Contingencies” (contained in Note 16) of Item 8 for additional information about such estimates.

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

Deferred tax assets are assessed for recoverability and a valuation allowance is considered necessary if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We continue to analyze our current and future profitability and probability of the realization of our net deferred tax assets in future periods. Please refer to the section entitled “Income Taxes” (contained in Note 15) for additional information regarding deferred taxes.

Valuation of Goodwill and Long-Lived Assets

Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires periodic tests of the impairment of Goodwill. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year.

Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach include the cash flow forecasts for each of our reporting units (Mexico, U.S. and Canada), the discount rate and the terminal value. The five year cash flow forecasts of the reporting units is based upon managements best estimate at the date of the assessment, which incorporates managements long-term view of selling prices and sales volumes for the Company’s products, market conditions for key raw materials and energy, and our operating cost structure. The discount rate used by the Company is consistent with our industry’s weighted average cost of capital. The aggregated fair value of our reporting units was reconciled to our market capitalization at the date of the assessment plus a suitable control premium. Our market capitalization during fourth quarter of 2008 exceeded the book value of our equity. The terminal value is determined by applying each reporting unit business growth factors, which are in-line with longer term historical growth rates, to the latest year for which a forecast exists. Given the current economic environment and uncertainties regarding the impact on the Company’s business, including but not limited to market conditions impacting our selling prices, sales volumes, and raw material costs, the ultimate resolution of our phosphate rock arbitration, and other factors there can be no assurance that the Company’s estimates and assumptions used in the goodwill impairment analysis will prove to be accurate predictions of the future. Any significant changes in assumptions will impact the goodwill impairment analysis which may result in goodwill impairment charges in future periods. Based on those valuations, we determined that the fair values of our reporting units exceeded their carrying values and no goodwill impairment charge was required during the fourth quarter.

In light of the difficult economic conditions for our Mexican operations, which experienced a sudden reduction in volumes partially attributable to expected reduced demand from its largest customer, we reassessed our assumptions for the goodwill impairment analysis for this reporting unit. We have considered this impact in our assessment of fair value for that reporting unit and based on our current projections we continue to believe the Mexican reporting unit’s fair value exceeds its carrying value. However, additional significant declines in volumes, declines in selling prices or increased raw material costs above our current projections may result in goodwill impairment charges for this reporting unit in the future.

Long-lived assets including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Impairments to long-lived assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. The determination whether or not these assets are impaired and the corresponding useful lives of these long-lived assets requires significant judgment. As a result of the expected declines in volumes in our Mexican operation as described above, the Company completed an impairment analysis for certain of its long lived assets during the fourth quarter of 2008 and, based on the undiscounted cash flows, no asset impairment charges were recorded. The development of undiscounted future cash flow projections require management estimates related to forecasted sales and expected costs trends. To the extent that changes in the current business conditions occur or other management decisions are made that result in adjusted management projections or alternative use of the assets, impairment losses or accelerated depreciation may occur in future periods. On February 25, 2009, the Company has entered into a letter of intent with Quimir, a subsidiary of Mexichem, to toll manufacture STPP for Innophos to lower our production costs. If this arrangement is finalized the Company may temporarily idle its Coatzacoalcos STPP unit and associated assets which have a carrying value of approximately $6.3 million, and therefore, could trigger an asset impairment charge for those assets in 2009.

Stock-Based Compensation Expense

Our compensation programs can include share-based payments. The primary share-based awards and their general terms and conditions are as follows:

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

•	Annual Board of Directors stock retainer grants, which entitle external members of the Board to receive a number of shares of the Company’s common stock equal to the annual retainer value.

The fair value of the options granted during 2008 and 2007 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected volatility	36.8%	36.8%
Dividend yield	4.6%	4.5%
Risk-free interest rate	3.4%	4.2%
Expected term	6 years	6 years
Weighted average grant date fair value of stock options	$4.52	$3.97

Since Innophos Holdings, Inc. is a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based on peer group historical volatility data equaling the expected term. The expected term for the stock options is based on the simplified method as prescribed by Staff Accounting Bulletin No. 107 and Staff Accounting Bulletin No. 110 (SAB 107 / SAB 110) since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options as outlined in SAB 107 / SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

In October 2006, the Company’s Board of Directors awarded 173,568 shares of restricted Common Stock with a fair value of $2.1 million to certain executive officers. These awards were classified as equity awards, vested over nine quarters in equal installments of 11.11% per quarter and became fully vested by January 1, 2009 for those executives who remained employed by the Company. The related compensation expense is based on the public offering price of $12. The compensation expense is amortized on a straight-line basis over the requisite service period. The Company recognized approximately $0.9 million, $0.9 million and $0.2 million of compensation expense in 2008, 2007 and 2006, respectively.

Pension and Post-Retirement Costs / Post-Employment Plan (Mexico)

The Company maintains both noncontributory defined benefit pension plans and defined contribution plans that together cover all U.S. and Canadian employees.

In the United States, salaried and hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Union-represented hourly employees, at our Nashville site, are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay. On April 26, 2007, the Company and the Union for the hourly employees at our Nashville facility agreed that it would freeze its defined benefit pension plan (the “Plan”) as of August 1, 2007. The accrual of additional benefits or increase in the current level of benefits under the Plan ceased as of August 1, 2007, after which the Nashville union employees now participate in the Company’s existing non contributory defined contribution benefit plan. All plans were established by Innophos in 2004.

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

As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $48. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $97.

Recently Issued Accounting Standards

New accounting standards effective in 2008 are described in the Recent Accounting Pronouncements section in Note 1 to the financial statements.

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

At December 31, 2008, we had $256.0 million principal amount of fixed-rate debt and a maximum of $176.5 million of available floating-rate debt, including $50.0 million under our revolving credit facility. The Company’s revolving credit facility expires on August 31, 2009 and renewal or extension of our revolving credit facility is uncertain given the state of the current credit market. Based on $126.5 million outstanding borrowings as floating rate debt under our senior credit facility, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $1.3 million per year.

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

We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. Our largest customer represented 11.1% of our 2008 sales, otherwise no other customer accounted for more than 10% of our sales in the last 3 years.

We have purchased forward natural gas contracts which require us to purchase a portion of our monthly natural gas usage requirements at a fixed price. These contracts are for periods September 2008 through December 2009, and apply to our U.S., Canadian and Mexican facilities.

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

As of December 31, 2008, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment, the management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Innophos Holdings, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innophos Holdings, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 11, 2009

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$125,328	$15,661
Accounts receivable, net	79,541	60,079
Inventories	145,310	78,728
Other current assets	40,184	18,384

Total current assets	390,363	172,852
Property, plant and equipment, net	230,422	260,563
Goodwill	51,706	47,268
Intangibles and other assets, net	55,713	62,016

Total assets	$728,204	$542,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$72,613	$1,328
Accounts payable, trade and other	26,359	36,444
Other current liabilities	44,482	45,380

Total current liabilities	143,454	83,152
Long-term debt	309,887	383,172
Other long-term liabilities	32,103	31,671

Total liabilities	$485,444	$497,995

Commitments and contingencies (note 16)
Common stock, par value $.001 per share; authorized 100,000,000 shares; issued and outstanding 21,091,399 and 20,866,891 shares	21	21
Paid-in capital	95,571	97,729
Retained earnings (deficit)	149,192	(50,775)
Other comprehensive loss	(2,024)	(2,271)

Total stockholders’ equity	242,760	44,704

Total liabilities and stockholders’ equity	$728,204	$542,699

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Year Ended December 31,
	2008	2007	2006
Net sales	$934,758	$578,982	$541,797
Cost of goods sold	570,176	474,785	449,516

Gross profit	364,582	104,197	92,281

Operating expenses:
Selling, general and administrative	63,417	54,441	59,598
Research & Development Expenses	2,310	2,047	1,734

Total operating expenses	65,727	56,488	61,332

Operating income	298,855	47,709	30,949
Interest expense, net	34,193	41,559	58,242
Foreign exchange (gains)/losses	2,663	40	(162)
Other expense (income), net	(386)	(299)	(228)

Income (loss) before income taxes	262,385	6,409	(26,903)
Provision for income taxes	55,202	11,896	5,914

Net income (loss)	$207,183	(5,487)	(32,817)

Preference distribution to Class L shareholders			1,605

Net loss attributable to Class A shareholders			(26,546)

Net income (loss) attributable to common shareholders	$207,183	$(5,487)	$(7,876)

Per Share Data (see Note 12):
Income (Loss) Per Share:
Basic
Class A			$(2.77)
Class L			$0.60
Common	$9.91	$(0.27)	$(0.39)
Diluted
Class A			$(2.77)
Class L			$0.60
Common	$9.54	$(0.27)	$(0.39)
Weighted Average Shares Outstanding:
Basic
Class A			9,595,061
Class L			2,677,648
Common	20,908,456	20,676,859	20,270,463
Diluted
Class A			9,595,061
Class L			2,677,648
Common	21,718,541	20,676,859	20,270,463

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Dollars and shares in thousands)

	Number of				Retained			Accumulated Other	Total
	Common Shares	Class A Shares	Class L Shares	Common Stock	Earnings (Deficit)	Paid-in Capital	Officer Loans	Comprehensive Income/(Loss)	Shareholders’ Equity
Balance, December 31, 2005	—	9,598	2,678	$12	$(12,471)	$24,636	$(36)	$(1,355)	$10,786
Net loss					(32,817)				(32,817)
Change in minimum pension liability, (net of tax $145)								270	270

Other comprehensive (loss), net of tax									(32,547)
Adoption of SFAS No. 158, (net of tax $135)								(2,731)	(2,731)
Retirement of Class A shares		(5)							—
Retirement of Class L shares			(1)						—
Share conversion Class A		(9,593)							—
Share conversion Class L			(2,677)						—
Share conversion of single class common shares	12,270								—
Proceeds from initial public offering	8,000			8		87,162			87,170
Stock-based compensation						231			231
Repayment of officer loan							36		36
Dividends declared ($0.11 per share)						(2,233)			(2,233)

Balance, December 31, 2006	20,270	—	—	$20	$(45,288)	$109,796	$—	$(3,816)	$60,712

Net loss					(5,487)				(5,487)
Change in pension and post- retirement plans, (net of tax $243)								1,545	1,545

Other comprehensive (loss), net of tax									(3,942)
Adjustment to initial public offering expenses						125			125
Proceeds from exercise of stock options and restricted stock	597			1		950			951
Stock-based compensation						1,077			1,077
Dividends declared ($0.68 per share)						(14,219)			(14,219)

Balance, December 31, 2007	20,867	—	—	$21	$(50,775)	$97,729	$—	$(2,271)	$44,704

Net income					207,183				207,183
Change in pension and post- retirement plans, (net of tax $144)								247	247

Other comprehensive income, net of tax									207,430
Proceeds from exercise of stock options and restricted stock	207					542			542
Issuance of annual retainer stock to external Board of Directors	17								—
Stock-based compensation						3,467			3,467
Excess tax benefits from exercise of stock options						1,108			1,108
Dividends declared ($0.68 per share)					(7,216)	(7,275)			(14,491)

Balance, December 31, 2008	21,091	—	—	$21	$149,192	$95,571	$—	$(2,024)	$242,760

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$207,183	$(5,487)	$(32,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,507	47,486	46,443
Amortization of deferred financing charges	2,726	4,643	6,669
Deferred income tax benefit	(12,105)	(1,807)	(3,673)
Deferred profit sharing	(3,258)	800	217
Non-cash interest for floating rate senior notes	—	—	13,176
Stock based compensation	3,467	1,077	231
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(19,462)	(3,763)	(474)
(Increase)/decrease in inventories	(66,582)	(8,159)	5,712
(Increase)/decrease in other current assets	(11,116)	(2,645)	8,957
(Decrease)/increase in accounts payable	(10,085)	5,565	2,461
(Decrease)/increase in other current liabilities	(934)	3,861	(11,787)
Changes in other long-term assets and liabilities	453	1,870	5,822

Net cash provided from operating activities	142,794	43,441	40,937

Cash flows used for investing activities:
Capital expenditures	(18,536)	(28,356)	(15,577)
Purchase of assets	—	(2,120)	—

Net cash used for investing activities	(18,536)	(30,476)	(15,577)

Cash flows from financing activities:
Proceeds from share capital issue	—	—	87,169
Proceeds from exercise of stock options	542	950	—
Proceeds from issuance of senior unsecured notes	—	66,000	—
Principal payments of floating rate senior note	—	(60,800)	(83,272)
Principal payments of term-loan	(2,000)	(20,500)	(58,900)
Deferred financing costs	—	(1,815)	—
Excess tax benefits from exercise of stock options	1,108	—	—
Dividends paid	(14,241)	(12,899)	—

Net cash used for financing activities	(14,591)	(29,064)	(55,003)

Net change in cash	109,667	(16,099)	(29,643)
Cash and cash equivalents at beginning of period	15,661	31,760	61,403

Cash and cash equivalents at end of period	$125,328	$15,661	$31,760

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

Description of Business and Principles of Consolidation

Innophos is a leading North American producer of specialty phosphates. Many specialty phosphates are application-specific compounds engineered to meet customer performance requirements. Specialty phosphates are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, specialty phosphates act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, calcium and phosphorus sources for nutritional supplements, pharmaceutical excipients and cleaning agents in toothpaste.

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

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires the use of judgments and estimates made by management. Actual results could differ from those estimates. Some of the more significant estimates pertaining to the Company include accruals for contingencies, distributor incentives and rebates, the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances, the recoverability of long-lived assets and goodwill analysis. Management routinely reviews its estimates and assumptions utilizing currently available information, changes in facts and circumstances, and historical experience.

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

Goodwill

Goodwill represents the excess of the acquisition cost over the fair value of net assets of businesses acquired. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142, replaces the amortization of goodwill and indefinite-lived intangible assets with the replacement of periodic tests of the impairment of these assets. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market for such unit. The Company’s annual impairment test for goodwill occurs during the fourth quarter of each year.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company does not have any material uncertain income tax positions. If any material uncertain tax positions did arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. All of the tax years since the Company’s inception in 2004 are subject to examination by the Canadian, Mexican and United States revenue authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2009.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net income (loss), adjusted for changes in other comprehensive income items such as changes in defined benefit pension plan funded status. In accordance with SFAS No. 130, “Reporting Comprehensive Income”, the Company has identified and reported other comprehensive income in stockholders’ equity.

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

In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 addresses a number of matters associated with the impact of SFAS No. 141R and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” on the accounting for equity method investments including initial recognition and measurement and subsequent measurement issues. EITF 08-6 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FSP 140-4 and 46(R)-8). FSP 140-4 and 46(R)-8 requires additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP 140-4 and 46(R)-8 is effective for the first reporting period (annual or interim) ending after December 15, 2008. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

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

3. Inventories:

Inventories consist of the following:

	2008	2007
Raw materials	$26,183	$16,231
Finished products	111,031	54,929
Spare parts	8,096	7,568

	$145,310	$78,728

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2008 and December 31, 2007 were $8,863 and $8,754, respectively.

4. Other Current Assets:

Other current assets consist of the following:

	2008	2007
Creditable taxes (value added taxes)	$5,444	$4,647
Prepaid income taxes	1,492	548
Deferred income taxes	12,771	2,087
Other prepaids	16,220	10,478
Other	4,257	624

	$40,184	$18,384

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

5. Property, Plant and Equipment, net:

Property, plant and equipment, at cost, consist of the following:

	2008	2007
Land and buildings	$87,635	$82,164
Machinery and equipment	315,865	292,517
Construction-in-progress	5,813	21,110

	409,313	395,791
Less accumulated depreciation	178,891	135,228

	$230,422	$260,563

Long-lived assets including property, plant and equipment and amortized intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Impairments to long-lived assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. The determination whether or not these assets are impaired and the corresponding useful lives of these long-lived assets requires significant judgment. As a result of the expected declines in volumes in our Mexican operation as described above, the Company completed an impairment analysis for certain of its long lived assets during the fourth quarter of 2008 and, based on the undiscounted cash flows, no asset impairment charges were recorded for the Mexican assets. The development of undiscounted future cash flow projections require management estimates related to forecasted sales and expected costs trends. To the extent that changes in the current business conditions occur or other management decisions are made that result in adjusted management projections or alternative use of the assets, impairment losses or accelerated depreciation may occur in future periods. On February 25, 2009, the Company has entered into a letter of intent with Quimir, a subsidiary of Mexichem, to toll manufacture STPP for Innophos to lower our production costs. If this arrangement is finalized the Company may temporarily idle its Coatzacoalcos STPP unit and associated assets which have a carrying value of approximately $6.3 million, and therefore, could trigger an asset impairment charge for those assets in 2009.

Depreciation expense, excluding depreciation expense in changes of inventory, was $45,904, $42,469 and $41,249 in 2008, 2007 and 2006, respectively.

6. Goodwill:

	United States	Mexico	Canada	Total
Balance, December 31, 2007 and 2006	$7,237	$37,501	$2,530	$47,268
Adjustment, net of tax	—	4,438	—	4,438

Balance, December 31, 2008	$7,237	$41,939	$2,530	$51,706

The Company had an immaterial adjustment to its August 13, 2004 opening balance sheet of $4.4 million related to its deferred Mexican employee statutory profit sharing. A benefit of approximately $2.0 million was recorded for deferred income taxes and deferred profit sharing liabilities for 2008 related to prior years, which was immaterial individually and in the aggregate to all periods.

Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires periodic tests of the impairment of Goodwill. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach include the cash flow forecasts for each of our reporting units (Mexico, U.S. and Canada), the discount rate and the terminal value. The five year cash flow forecasts of the reporting units is based upon managements best estimate at the date of the assessment, which incorporates managements long-term view of selling prices and sales volumes for the Company’s products, market conditions for key raw materials and energy, and our operating cost structure. The discount rate used by the Company is consistent with our industry’s weighted average cost of capital. The aggregated fair value of our reporting units was reconciled to our market capitalization at the date of the assessment plus a suitable control premium. Our market capitalization during fourth quarter of 2008 exceeded the book value of our equity. The terminal value is determined by applying each reporting unit business growth factors, which are in-line with longer term historical growth rates, to the latest year for which a forecast exists. Given the current economic environment and uncertainties regarding the impact on the Company’s business, including but not limited to market conditions impacting our selling prices, sales volumes, and raw material costs, the ultimate resolution of our phosphate rock arbitration, and other factors there can be no assurance that the Company’s estimates and assumptions used in the goodwill impairment analysis will prove to be accurate predictions of the future. Any significant changes in assumptions will impact the goodwill impairment analysis which may result in goodwill impairment charges in future periods. Based on those valuations, we determined that the fair values of our reporting units exceeded their carrying values and no goodwill impairment charge was required during the fourth quarter.

In light of the difficult economic conditions for our Mexican operations, which experienced a sudden reduction in volumes partially attributable to expected reduced demand from its largest customer, we reassessed our assumptions for the goodwill impairment analysis for this reporting unit. We have considered this impact in our assessment of fair value for that reporting unit and based on our current projections we continue to believe the Mexican reporting unit’s fair value exceeds its carrying value. However, additional significant declines in volumes, declines in selling prices or increased raw material costs above our current projections may result in goodwill impairment charges for this reporting unit in the future.

7. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	2008	2007
Developed technology and application patents, net of accumulated amortization of $8,279 for 2008 and $6,389 for 2007	10-20	28,321	30,211
Customer relationships, net of accumulated amortization of $3,012 for 2008 and $2,064 for 2007	5-15	8,318	9,266
Tradenames and license agreements, net of accumulated amortization of $2,839 for 2008 and $2,185 for 2007	5-20	6,521	7,175
Capitalized software, net of accumulated amortization of $2,496 for 2008 and $1,814 for 2007	3-5	1,293	1,933
Non-compete agreement, net of accumulated amortization of $189 for 2008 and $63 for 2007	5	441	567

Total Intangibles		$44,894	$49,152

Deferred financing costs, net of accumulated amortization of $14,262 for 2008 and $11,536 for 2007		$9,001	$11,727
Deferred income taxes		512	542
Other Assets		1,306	595

Total other assets		$10,819	$12,864

		$55,713	$62,016

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Amortization expense for intangibles was $4,312, $4,034 and $6,048 in 2008, 2007 and 2006, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2009	2010	2011	2012	2013
Intangible amortization expense	$4,123	$3,839	$3,541	$3,253	$3,049

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

8. Other Current Liabilities:

Other current liabilities consist of the following:

	2008	2007
Payroll related	$9,318	$9,746
Taxes	9,642	8,331
Interest	7,813	7,785
Freight and rebates	4,942	5,757
Benefits and pensions	5,688	4,468
Dividends payable	3,585	3,549
Legal	828	1,351
Other	2,666	4,393

	$44,482	$45,380

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:

Short-term borrowings and long-term debt consist of the following:

	2008	2007
Senior credit facility	$126,500	$128,500
Senior subordinated notes	190,000	190,000
Senior unsecured notes	66,000	66,000

	$382,500	$384,500
Less current portion	72,613	1,328

	$309,887	$383,172

Senior Credit Facility

The Company maintains a senior credit facility which consists of (1) a five-year $50.0 million revolving credit facility (containing a $20.0 million sub-facility available for the issuance of letters of credit) set to expire on August 31, 2009 and (2) a six-year $126.5 million term loan facility set to expire on August 13, 2010.

The senior credit facility provides for interest based upon a fixed spread above either the banks’ prime lending rate or the LIBOR lending rate. The borrowings under the term loan facility bear interest at December 31, 2008 at 3.5%. The amount outstanding on the term loan as of December 31, 2008 was $126.5 million.

There was no amount outstanding on the revolving credit facility at December 31, 2008. The Company has issued approximately $2.4 million of letters of credit under the sub-facility as of December 31, 2008. The lenders under the revolving credit facility are paid a fee on unused commitments under that facility at a rate, for approximately the first five months after closing, equal to 0.50% per annum, and, thereafter, to be reduced to 0.375% so long as Innophos’ leverage ratio is equal to or less than 3.0 to 1. During the existence of any default under the credit agreement, the margin on all obligations under the senior credit facility shall increase by 2% per annum.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Our credit agreement requires us to make amortization payments of the term loan facility in quarterly amounts equal to approximately $0.3 million over the next 3 quarters, and the principal balance payable in four equal quarterly installments of approximately $18.0 million over the remaining 4 quarters with final payment due August 13, 2010. The following are the annual principal payments for the remaining balance of the term loan facility:

Year Ending	Principal Payment
2009	72,613
2010	53,887

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

The Company is required within five days from the issuance of the 2008 annual financial statements to make a prepayment of the term loan in an amount equal to 50% of the excess cash flow (as defined in our credit agreement) in addition to the required quarterly principal payments. As such, as of December 31, 2008, $72.6 million is classified as the current portion of long term debt which represents the 2008 excess cash flow requirement and the required principal payments, which are expected to be made from existing cash on hand.

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

In connection with the Innophos Holdings, Inc. initial public offering, we obtained an amendment to our senior credit facility that will, among other things:

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

Borrowings under the senior credit facility are subject to the accuracy of representations and warranties (including the absence of any material adverse change in our condition) and the absence of any defaults (including any defaults under the financial covenants that are based on EBITDA). As of December 31, 2008, management believes the Company is in full compliance with the covenant requirements of the Senior Credit Facility.

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

On November 2, 2006 the Company announced its IPO of 8,695,652 shares of common stock, of which the Company sold 8,000,000 shares of common stock and the selling stockholders sold 695,652 shares of common stock, priced at $12.00 per share. We did not receive any proceeds from the shares of common stock sold by the selling stockholders. In addition, the underwriters had an option to purchase up to an additional 1,304,348 shares at the IPO from the selling stockholders which was exercised on November 10, 2006 to cover over-allotments of shares. The Company did not receive any proceeds from the sale of over-allotments. A registration statement relating to these securities was declared effective as of November 2, 2006 by the U.S. Securities and Exchange Commission. The transaction closed on November 7, 2006. The Company’s net proceeds from this offering were approximately $87.2 million, after deducting estimated underwriters discounts and commissions and estimated offering expenses. The Company used the majority of the offering proceeds to pay down approximately $83.3 million in aggregated principal of Innophos Investments Holdings Floating Rate Senior Notes due 2015, or the Floating Rate Senior Notes, on December 11, 2006. As a result of this prepayment, the Company paid a call premium and accrued interest of approximately $4.4 million. Furthermore, the redemption of these notes resulted in an approximate $2.0 million charge to earnings for the acceleration of deferred financing charges.

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

In addition to the estimated excess cash flow payment described in the “Senior Credit Facility” section above, the Company will have increased working capital needs during the first half of 2009 when raw material prices reset. Similar to 2008, the Company will draw on cash in the first half and build cash in the second half of 2009. We believe that the cash generated from operations and availability under our revolving credit facility will be sufficient to meet our debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. The Company’s revolving credit facility expires on August 31, 2009 and, although we expect to seek a new facility, immediate replacement of the current facility cannot be assured given the state of the current credit market. We expect to fund all these obligations through our existing cash and our future operating cash flows. Our current business plans support these operating needs, including our scheduled repayments of debt in accordance with the terms of those agreements. However, future operating performance is subject to prevailing economic and competitive conditions and other factors that are uncertain. If the cash flows and other capital resources available to the Company are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from the Company’s current operating plan.

Total interest paid by the Company for all indebtedness for 2008, 2007 and 2006 was $33,136, $38,786 and $42,712.

As of December 31, 2008, the Company was in full compliance with all debt covenant requirements.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Year Ended December 31,
	2008	2007	2006
Interest expense	$33,170	38,891	$54,350
Deferred financing cost	2,726	4,643	6,669
Interest income	(1,372)	(1,307)	(2,777)
Less: amount capitalized for capital projects	(331)	(668)	—

Total interest expense, net	$34,193	$41,559	$58,242

10. Other Long-Term Liabilities:

Other long-term liabilities consist of the following:

	2008	2007
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	3,106	1,926
Deferred income taxes	17,714	19,310
Pension and post retirement liabilities (U.S. and Canada only)	4,647	4,213
Other Liabilities	5,536	5,122

	$32,103	$31,671

11. Stockholders’ Equity / Stock-Based Compensation:

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

•	Annual Board of Directors stock retainer grants, which entitle external members of the Board to receive a number of shares of the Company’s common stock equal to the annual retainer value.

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

In October 2006, the Company’s Board of Directors awarded 173,568 shares of restricted Common Stock with a fair value of $2.1 million to certain executive officers. These awards are classified as equity awards and vest over nine quarters in equal installments of 11.11% per quarter beginning January 1, 2007. Declared dividends will accrue on the restricted stock and will vest over the same period. The restricted stock is fully vested as of January 1, 2009 and has converted into an equivalent number of shares of common stock. The related compensation expense is based on the public offering price of $12. The compensation expense is amortized on a straight-line basis over the requisite service period. The Company recognized approximately $0.2 million, $0.9 million and $0.9 million of compensation expense in 2006, 2007 and 2008, respectively. There were 173,568 unvested shares granted as of December 31, 2006. As of December 31, 2007, there were 96,428 unvested shares and 77,140 shares which were vested. As of December 31, 2008, there are 19,288 unvested shares and 154,280 shares which have vested.

The 2006 Plan was adopted as a successor to the Company’s 2005 Plan prior to the IPO in November 2006. The 2006 Plan allows for the issuance of up to 1,000,000 shares of Common Stock under its stock provisions. On October 22, 2007 the Company granted 287,200 non-qualified stock options at an exercise price of $15.20 per share and 74,650 performance stock awards to certain employees with a fair value of $1.9 million. The non-qualified stock options vest annually over three years while the performance stock awards vest at the end of the three year service period with a ten-year term from date of grant for both. On December 19, 2007 the Company granted 2,000 non-qualified stock options and 600 performance stock awards to a certain employee at an exercise price of $14.47 per share with a fair value of $15. The non-qualified stock options vest annually over three years while the performance stock awards vest at the end of the three year service period with a ten-year term from date of grant for both. On April 25, 2008 the Company granted 248,550 non-qualified stock options at an exercise price of $18.38 per share and 82,340 performance stock awards to certain employees with a fair value of $2.3 million. The non-qualified stock options vest annually over three years while the performance stock awards vest at the end of the three year service period with a ten-year term from date of grant for both. During 2008 the Company revised its estimate of the number of performance shares expected to be earned at the end of the performance periods as a result of revising its estimate of projected performance and increased the number of performance shares by 157,590 with a fair value of $2.3 million. At December 31, 2008, assuming all performance share grants are at maximum, there were 130,676 shares available for future grants under the 2006 Plan.

The five external members of the Board of Directors were each granted 3,349 shares of the Company’s common stock which immediately vested in December 2008, as part of their director fees. The aggregated fair value is $250,000.

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

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2008	2007	2006
Stock options	$644	$91	$—
Restricted stock	926	926	231
Performance shares	1,647	60	—
Stock grants	250	—	—

Total stock-based compensation expense	$3,467	$1,077	$231

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of stock option activity during the three years ended December 31, 2008, is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,116,943	$2.55
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at December 31, 2006	1,116,943	$2.55

Exercisable at December 31, 2006	614,320	$2.55

Outstanding at January 1, 2007	1,116,943	$2.55
Granted	293,624	15.20
Forfeited	(65,649)	2.55
Exercised	(422,860)	2.55

Outstanding at December 31, 2007	922,058	$6.58

Exercisable at December 31, 2007	389,526	$2.70

Outstanding at January 1, 2008	922,058	$6.58
Granted	248,550	18.38
Forfeited	(351)	15.20
Exercised	(207,763)	2.62

Outstanding at December 31, 2008	962,494	$10.48

Exercisable at December 31, 2008	484,323	$5.53

The fair value of the options granted during 2008 and 2007 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected volatility	36.8%	36.8%
Dividend yield	4.6%	4.5%
Risk-free interest rate	3.4%	4.2%
Expected term	6 years	6 years
Weighted average grant date fair value of stock options	$4.52	$3.97

Since Innophos Holdings, Inc. is a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options was based on peer group historical volatility data equaling the expected term. The expected term for the stock options is based on the simplified method as prescribed by Staff Accounting Bulletin No. 107 and Staff Accounting Bulletin No. 110 (SAB 107 / SAB 110) since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options as outlined in SAB 107 / SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	—	$—
Granted	75,250	13.28
Forfeited	—	—
Vested	—	—

Outstanding at December 31, 2007	75,250	$13.28

Outstanding at January 1, 2008	75,250	$13.28
Granted (at targeted return on invested capital)	82,340	18.38
Forfeited	—	—
Vested	—	—
Adjustment to estimate of shares to be earned	157,590	15.95

Outstanding at December 31, 2008	315,180	$15.95

The expected term for the performance shares is a 3 year cliff vesting. Declared dividends will accrue on the performance shares and will vest over the same period.

The total intrinsic value of options exercised and stock grants during 2007 and 2008 was $5.2 million and $5.1 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2008 was $9.0 million and $6.9 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Stock Options	Performance Based
Amount	$1,554	$2,928
Weighted-average years to be recognized	2.1 years	2.1 years

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

The numerator in calculating Class L basic and diluted EPS is equal to the Class L preference amount of $1,605 for the period January 1, 2006 to November 2, 2006. The Company did not allocate remaining losses in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128,” because of its preferential rights over Class A. The numerator in calculating Class A basic and dilutive EPS is an amount equal to consolidated net (loss) increased for the aforementioned Class L preference amount.

As a result of the Company’s Class A common stock and Class L common stock being converted into a single class of common stock, the 2006 earnings per share is calculated by allocating the net income on a pro-rata basis to the weighted average number of shares of each class outstanding during the reporting period.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following is the calculation of earnings per share using the two-class method:

			For the period	For the period
	Year Ended December 31,		November 3, 2006 to	January 1, 2006 to
	2008	2007	December 31, 2006	November 2, 2006
Net income (loss) available to common shareholders	$207,183	$(5,487)	$(7,876)	$—
Allocation of net income (loss) to common shareholders:
Class A	$—	$—	$—	$(26,546)
Class L	$—	$—	$—	$1,605

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the period January 1, 2006 to November 2, 2006:

For the period January 1, 2006 to November 2, 2006
Weighted average number of common and potential common Class A shares outstanding:
Basic number of common Class A shares outstanding	9,595,061
Dilutive effect of stock option grants	—

Diluted number of common and potential common Class A shares outstanding	9,595,061

Weighted average number of common and potential common Class L shares outstanding:
Basic number of common Class L shares outstanding	2,677,648
Dilutive effect of stock option grants	—

Diluted number of common and potential common Class L shares outstanding	2,677,648

Earnings (loss) per common share:
Class A—Basic	$(2.77)
Class A—Diluted	$(2.77)
Class L—Basic	$0.60
Class L—Diluted	$0.60

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding for the years ended December 31, 2008, December 31, 2007 and for the period November 3, 2006 to December 31, 2006:

			For the period
	Year Ended December 31,		November 3, 2006 to
	2008	2007	December 31, 2006
Basic number of weighted average common shares outstanding	20,908,456	20,676,859	20,270,463
Dilutive effect of common stock equivalents	810,085	—	—

Diluted number of weighted average common shares outstanding	21,718,541	20,676,859	20,270,463

Earnings (loss) per common share:
Income (loss) per common share - Basic	$9.91	$(0.27)	$(0.39)
Income (loss) per common share - Diluted	$9.54	$(0.27)	$(0.39)

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 486,877, 1,093,736 and 1,290,512 for the years ended 2008, 2007 and for the period November 3, 2006 to December 31, 2006, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Dividends

In 2006 dividends declared per share included a cash dividend of $0.11 per share ($2,275 in the aggregate) declared on December 18, 2006 payable on January 30, 2007 to holders of record on January 15, 2007, which equals approximately $0.17 per share, prorated from our initial public offering on November 2, 2006 through the end of the fourth quarter, December 31, 2006. The following is the dividend activity for 2008 and 2007:

	2008
	Quarters ended
	March 31	June 30	September 30	December 31,	Total
Dividends declared - per share	$0.17	$0.17	$—	$0.34	$0.68
Dividends declared - aggregate	3,551	3,563	—	7,166	14,280
Dividends paid - per share	0.17	0.17	0.17	0.17	0.68
Dividends paid - aggregate	3,549	3,551	3,563	3,578	14,241

	2007
	Quarters ended
	March 31	June 30	September 30	December 31,	Total
Dividends declared - per share	$0.17	$0.17	$0.17	$0.17	$0.68
Dividends declared - aggregate	3,533	3,544	3,547	3,549	14,173
Dividends paid - per share	0.17	0.17	0.17	0.17	0.68
Dividends paid - aggregate	2,275	3,533	3,544	3,547	12,899

14. Pension Plans and Postretirement Benefits:

Innophos maintains both noncontributory defined benefit pension plans and defined contribution plans that together cover substantially all U.S. and Canadian employees.

In the United States, salaried and hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Union-represented hourly employees, at our Nashville site, are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay. On April 26, 2007, the Company and the Union for the hourly employees at our Nashville facility agreed that it would freeze its defined benefit pension plan (the “Plan”) as of August 1, 2007. The accrual of additional benefits or increase in the current level of benefits under the Plan ceased as of August 1, 2007, after which the Nashville union employees now participate in the Company’s existing non contributory defined contribution benefit plan. All plans were established by Innophos in 2004.

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

Innophos uses a December 31 measurement date for all of its plans. For the purposes of the following schedules, beginning of the year is January 1.

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

As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $48. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $97.

On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans and post employment benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated comprehensive loss in stockholders’ equity. Additional minimum pension liabilities (AML) and related intangible assets are also derecognized upon adoption of the new standard. We adopted SFAS No. 158 as of December 31, 2006. The following table summarizes the effect of required changes as of December 31, 2006 prior to the adoption of SFAS No. 158 as well as the impact of the initial adoption of SFAS No. 158.

(in thousands)	December 31, 2006 Pre SFAS No. 158 Adjustment	SFAS No. 158 Adjustment	December 31, 2006 Post SFAS No. 158 Adjustments
Other assets	$386	$(386)	$—
Deferred Tax Asset	600	135	735
Pension and post-retirement liabilities	3,587	2,480	6,067
Accumulated other comprehensive loss, net	1,085	2,731	3,816

The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2009 are as follows:

	Pension	Other Benefits	Total
Prior Service Cost	$17	$262	$279
Net Actuarial Loss/(Gain)	76	(77)	(1)
Transition Obligation	—	25	25

The changes in benefit obligations recognized in other comprehensive loss during 2008 and 2007 are as follows:

	Pension Benefits		Other Benefits		Total
	2008	2007	2008	2007	2008	2007
Change in accumulated other comprehensive income
Amortization of net gain	$(28)	$(51)	$109	$102	$81	$51
Amortization of prior service cost	—	(43)	(289)	(294)	(289)	(337)
Prior service cost arising during period from amendments	259	(1,423)	(30)	(232)	229	(1,655)
Net loss arising during period	(5)	644	(120)	(5)	(125)	639

Total change in accumulated other comprehensive income	226	(873)	(330)	(429)	(104)	(1,302)

Deferred taxes	1	(253)	(144)	10	(143)	(243)

Net amount recognized	$227	$(1,126)	$(474)	$(419)	$(247)	$(1,545)

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Obligations and Funded Status—U.S. Plans

At December 31

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Accumulated benefit obligation	$1,898	$1,909	$2,992	$2,590

Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$1,915	$2,956	$2,589	$2,438
Service cost	—	201	323	311
Interest cost	100	134	142	126
Actuarial (Gain)/Loss	(112)	(154)	(14)	(21)
Actual Benefits Paid	(5)	(2)	(48)	(32)
Plan Amendments	—	(1,220)	—	(232)

Projected Benefit Obligation at End of Year	$1,898	$1,915	$2,992	$2,590

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$1,184	$462	$—	$—
Actual Return on Plan Assets	(295)	36	—	—
Employer Contributions	98	688	48	32
Actual Benefits Paid	(5)	(2)	(48)	(32)

Fair Value of Trust Assets at End of Year	$982	$1,184	$—	$—

Funded Status of the Plan	$(916)	$(731)	$(2,992)	$(2,590)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$—	$—	$—	$—
Current Liabilities	—	—	(87)	(76)
Noncurrent Liabilities	(916)	(731)	(2,905)	(2,514)

Net Amounts Recognized	$(916)	$(731)	$(2,992)	$(2,590)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Transition (Asset)/Obligation	$—	$—	$—	$—
Prior Service Cost/(Credit)	—	—	1,573	1,834
Net Actuarial (Gain)/Loss	86	(238)	(1,039)	(1,140)

Total Amount Recognized	$86	$(238)	$534	$694

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$—	$201	$344	$323	$311	$320
Interest cost	100	134	143	142	126	114
Expected Return on Assets	(100)	(61)	(35)	—	—	—
Amortization of
Prior Service Cost	—	43	136	261	262	288
Actuarial (Gain)/Loss	(41)	2	14	(115)	(115)	(117)
Curtailment Expense	—	203	—	—	—	—

Net Periodic Cost	$(41)	$522	$602	$611	$584	$605

Weighted Average Assumptions for Balance Sheet Liability at End of Year
Discount Rate	5.50%	6.00%	5.75%	5.50%	5.75%	5.75%
Expected Long-Term Rate of Return	8.00%	8.00%	8.00%	NA	NA	NA
Rate of Compensation Increase	NA	NA	3.00%	3.00%	3.00%	3.00%
Weighted Average Assumptions for Net Periodic Benefit Cost at End of Year
Discount Rate	6.00%	5.75%	5.50%	5.75%	5.75%	5.50%
Expected Long-Term Rate of Return	8.00%	8.00%	8.00%	NA	NA	NA
Rate of Compensation Increase	NA	3.00%	3.00%	3.00%	3.00%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2009	$24	$87
Fiscal 2010	39	136
Fiscal 2011	51	169
Fiscal 2012	64	210
Fiscal 2013	77	250
Fiscal Years 2014-2018	567	1,847

Innophos expects to contribute approximately $0.1 million to its U.S. defined benefit pension plan in 2009.

There are no estimated net actuarial gain, prior service cost, or transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2009 fiscal year.

The estimated actuarial gain, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2009 fiscal year are $(82), $262 and $0, respectively.

Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets

As of December 31, 2008 the Innophos, Inc. Pension Investment Committee was in the process of formalizing an investment policy designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Innophos, Inc.’s pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

	Plan Assets at December 31
	2008	2007
Asset Category
Equity securities	59.9%	59.7%
Commercial paper	40.1	40.3

Total	100.0%	100.0%

Defined Contribution Plan—U.S.

Innophos Inc.’s expense for the defined contribution plan was $2.9 million, $2.2 million and $1.9 million for 2008, 2007 and 2006, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans

Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Accumulated benefit obligation	$5,852	$8,543	$853	$998

Projected Change in Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$8,543	$7,350	$998	$823
Service cost	218	230	55	55
Interest cost	446	420	54	49
Plan Amendments	299	—	(35)	—
Actuarial (Gain)/Loss	(1,971)	(292)	(3)	(48)
Actual Benefits Paid	(292)	(288)	(28)	(10)
Exchange Rate Changes	(1,391)	1,123	(188)	129

Projected Benefit Obligation at End of Year	$5,852	$8,543	$853	$998

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$9,017	$7,037	$—	$—
Actual Return on Plan Assets	(1,452)	(263)	—	—
Employer Contributions	1,132	1,346	28	10
Actual Benefits Paid	(292)	(288)	(28)	(10)
Exchange Rate Changes	(1,568)	1,185	—	—

Fair Value of Trust Assets at End of Year	$6,837	$9,017	$—	$—

Funded Status of the Plan	$984	$474	$(853)	$(998)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$984	$474	$—	$—
Current Liabilities	—	—	(27)	(30)
Noncurrent Liabilities	—	—	(826)	(968)

Net Amounts Recognized	$984	$474	$(853)	$(998)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Transition (Asset)/Obligation	$1,873	$—	$131	$392
Prior Service Cost/(Credit)	258	—	—	—
Net Actuarial (Gain)/Loss	—	2,228	263	172

Total Amount Recognized	$2,131	$2,228	$394	$564
Deferred Taxes	(746)	(780)	(138)	(197)

Net amount recognized	1,385	1,448	256	367

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost
Service cost	$218	$230	$217	$55	$55	$49
Interest cost	446	420	385	54	49	42
Expected Return on Assets	(660)	(565)	(428)	—	—	—
Amortization of
Net Transition Obligation	—	—	—	33	32	30
Actuarial (Gain)/Loss	80	49	73	7	13	15

Net Periodic Cost	$84	$134	$247	$149	$149	$136

Weighted Average Assumptions for Balance Sheet Liability at End of Year
Discount Rate	7.50%	5.50%	5.25%	7.50%	5.50%	5.25%
Rate of Compensation Increase	NA	NA	NA	NA	NA	NA
Weighted Average Assumptions for Net Periodic Benefit Cost at End of Year
Discount Rate	5.50%	5.25%	5.25%	5.50%	5.25%	5.25%
Expected Long-Term Rate of Return	7.00%	7.00%	7.00%	0.00%	0.00%	0.00%
Rate of Compensation Increase	NA	NA	NA	NA	NA	NA
Accrued Health Care Cost Trend Rates at End of Year
Health Care Cost Trend Rate Assumed for Next Year (Initial Rate)				9%	10%	10%
Rate to which the Cost Trend Rate is Assumed to Decline (Ultimate Rate)				5%	5%	5%
Year that the Rate Reaches the Ultimate Rate				2016	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2008	2007
Effect of a Change in the Assumed Rate of Increase in Health Benefit Costs
Effect of a 1% Increase On
Total of Service Cost and Interest Cost	$15	$19
Postretirement Benefit Obligation	$131	$156
Effect of a 1% Decrease On
Total of Service Cost and Interest Cost	$(12)	$(15)
Postretirement Benefit Obligation	$(107)	$(124)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2009 fiscal year are $76, $17 and $0, respectively.

The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2009 fiscal year are $5, $0 and $25, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets

Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

	2008	2007
Asset Category
Equity securities	55.7%	58.7%
Debt securities	40.1	39.2
Other	4.2	2.1

Total	100%	100%

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

Cash Flows

Contributions

Innophos Canada, Inc. contributed $1.2 million to its pension plan in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2009	$306	$27
Fiscal 2010	317	34
Fiscal 2011	329	32
Fiscal 2012	351	32
Fiscal 2013	366	37
Fiscal Years 2014-2018	2,051	345

Innophos plans to contribute approximately $0.7 million to its Canadian pension plan in 2009.

Defined Contribution Plans—Canada

Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2008, 2007 and 2006, respectively.

Mexico

In accordance with Mexican labor law, a Mexican employee is entitled to certain post employment payments after reaching fifteen years of service. In addition, Mexican employees also participate in a statutory profit sharing program based on 10% of adjusted taxable income. For 2008, 2007 and 2006, Innophos Fosfatados de Mexico, S.A. de C.V., recorded provisions of $4,546, $2,135 and $1,484, respectively, for these liabilities.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Income Taxes:

A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2008		2007		2006
	Income (loss) before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$80,184	$3,922	$(29,003)	$293	$(46,521)	$280
Canada/Mexico	182,201	51,280	35,412	11,603	19,618	5,634

Total	$262,385	$55,202	$6,409	$11,896	$(26,903)	$5,914

Current income taxes		$67,307		$13,703		$9,587
Deferred income taxes		(12,105)		(1,807)		(3,673)

Total		$55,202		$11,896		$5,914

	Year Ended December 31,
	2008	2007	2006
Income tax expense (benefit) at the U.S. statututory rate	$91,835	$2,244	$(9,416)
State income taxes (net of federal tax effect and State valuation allowance	851	90	76
Foreign tax rate differential	(12,314)	(504)	(1,167)
Change in Federal U.S. valuation allowance	(24,858)	10,040	6,409
Non-deductible permanent items	(312)	26	10,012

Provision for income taxes	$55,202	$11,896	$5,914

Net deferred tax assets were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2008	2007
Net current deferred tax assets	$12,771	$2,087
Net noncurrent deferred tax assets	512	542
Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	(17,714)	(19,310)

Net deferred tax liabilities	$(4,431)	$(16,681)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Inventories	$2,345	$2,703
Accrued liabilities	8,429	6,847
Intangibles	1	358
Other	—	24
Tax losses	16,094	34,376

Total deferred tax assets	26,869	44,308

Deferred tax liabilities:
Fixed assets	(26,487)	(34,060)

Total deferred tax liabilities	(26,487)	(34,060)

Total valuation allowances	(4,813)	(26,929)

Net deferred tax liabilities	$(4,431)	$(16,681)

The U.S. operations have Federal tax loss carry forwards of $30.1 million, which will expire in approximately 20 years, as of December 31, 2008. The loss carryforwards include $1.0 million related to windfall tax benefits which will be recorded in paid-in capital when realized.

As of December 31, 2008, the U.S. operations no longer have cumulative losses and, after consideration of the positive and negative evidence including the sustainability of the positive earnings trend, the Company concluded that it is more likely than not that the net deferred tax assets will be utilized and as a result a $24.9 million benefit from the reversal of valuation allowances mainly as the result of the usage of our net operating loss carryforwards has been recorded. The Company still maintains a $4.8 million valuation allowance primarily related to certain State net operating loss carryforwards as it is more likely than not that these tax benefits will not be utilized. Pursuant to Section 382 of the Internal Revenue Code, as amended, the annual utilization of the Company’s U.S. net operating loss carryforwards may be limited, if the Company experiences a change in ownership of more than 50% within a three year period. As a result of the Company’s IPO, the Company’s net operating loss carryforwards available to offset future taxable income arising before the ownership change may be limited. The Company believes it experienced an ownership change on April 2, 2007 that limits the utilization of net operating losses to offset future taxable income. However, based on the Company’s current analysis, all remaining U.S. Federal net operating loss carryforwards will be able to be utilized by 2010.

For the years ended December 31, 2008, 2007 and 2006, income taxes were not provided on unremitted earnings of $130,921, $23,809 and $695, respectively, as these earnings are expected to be permanently reinvested internationally.

In October 2006, our Mexican subsidiary distributed $27.0 million to its U.S. parent company. As such, for U.S. tax purposes, $25.2 million of this distribution was deemed taxable income and $1.8 million was treated as a return of basis.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” This interpretation prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. The Company does not have any material uncertain income tax positions therefore the adoption of FIN 48 had no effect on its consolidated financial position or results of operations. If any material uncertain tax positions did arise, the Companies policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. All of the tax years since the Company’s inception in 2004 are subject to examination by the Canadian, Mexican and United States revenue authorities. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2009.

Income taxes paid were $64,822 and $7,786 for 2008 and 2007, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Commitments and Contingencies:

Leases

Under agreements expiring through 2017, the Company leases railcars and other equipment under various operating leases. Rental expense for 2008, 2007 and 2006 was $5,213, $4,438 and $4,535, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2009	$4,408
2010	3,573
2011	2,960
2012	2,096
2013	1,450
Thereafter	2,435

Purchase Commitments and Supplier Concentration

The Company has two supply contracts with minimum purchase commitments. One with an initial term through 2018, with an automatic five-year renewal term at prices established annually based on a formula and the other with a term through 2009. The combined minimum annual purchase obligation for both contracts, at current prices, approximates $95.7 million for 2009.

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

Under the Rhodia Agreement between the Company and several affiliates within the Rhodia S.A. Group according to which the Company acquired the Phosphates Business and related assets, the Company has certain rights of indemnification from the sellers for breach of representations, warranties, covenants and other agreements. With respect to undisclosed environmental matters, such indemnification rights are subject to certain substantial limitations and exclusions which increase over time, largely expiring five years from closing or August 12, 2009.

Future environmental spending is probable at our site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of December 31, 2008.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The Environmental Protection Agency, or EPA, has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. After several years of expressing various concerns (without issuing any notice of violation) about aspects of our Geismar, LA operations, in March 2008, we received a letter from the Department of Justice, or DOJ, indicating that EPA had referred the case for civil enforcement, contending, among other things, that we do not qualify for certain exemptions we have claimed, and alleging that we violate RCRA at Geismar by failing to manage two materials appropriately. Although the letter stated that EPA/DOJ intended to seek unspecified penalties and corrective action, it proposed discussions to explore possible resolution, which we undertook and are pursuing. During the fourth quarter of 2008, the DOJ/EPA demanded that Innophos and its neighboring interconnected supplier, PCS, undertake certain “interim measures” to address DOJ/EPA’s chief environmental concerns. We and PCS have initiated joint technical efforts to explore solutions to the government concerns. Based on our contact with the agencies to date in 2009, we have determined it is probable that one of the process modifications will need to be undertaken in the next several months, and likewise probable that the capital expenditure and future operating expense of that modification will not be material unless the DOJ adds terms and conditions that could result in the parties not reaching agreement. However, the second measure sought by DOJ/EPA does not have a readily available, technologically recognized solution. Even though the companies have begun substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA’s concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions or, depending on those factors and the agencies’ position, whether this matter will be settled with DOJ/EPA or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations, no assurance can be given as to its outcome. We have determined that a contingent liability is neither probable nor estimable at this time, but liability is reasonably possible.

Litigation

OCP Arbitration

In December 2008, Innophos initiated binding arbitration with OCP, S.A., its sole supplier of phosphate rock for Mexico, concerning pricing terms for 2008 and 2009 under the Company’s agreement with that supplier. A panel of three arbitrators has now been selected to hear the case, interpret the pricing provisions of the contract, and derive the phosphate rock price for both years. Absent agreement on an expedited process, which the Company is seeking, Innophos has been advised that a final decision could take up to a year. Last year, the parties reached agreement on interim prices, which the Company paid for shipments during 2008. Management has determined that the contingent liability of having to pay more than the amounts paid for 2008 as interim prices is not material. While the amount of such contingent liability is not estimable, within the range of outcomes that management has determined to be reasonably possible, the most likely outcome would be prices below such interim prices, possibly by a material amount. Accordingly, the Company has not established a reserve for a contingent liability or provision for a contingent gain on its financial statements.

Mexican CNA Water Tax Claims

Nature and Extent. On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice from the CNA of the Fresh Water Claims at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, those claims total approximately $22.5 million at current exchange rates as of February 24, 2009, including basic charges of $7.8 million and $14.7 million for interest, inflation and penalties. Management believes that Innophos Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously as explained herein.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Further Proceedings. The Fresh Water Claims are currently pending review on appeal in the Mexican appeals court system. A final determination of the CNA Fresh Water matter may require further appeals to the Mexican Supreme Court and remands to the CNA or to lower courts, a process that might continue for several years. In the event that the appeals were to be decided against us and Rhodia were then unable to pay on its indemnification obligations, our subsidiary could be required to pay a judgment for the entire amount claimed.

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future, or the Post-2002 Fresh Water Claims. Management estimates that such charges would be approximately $8 million of additional basic charges to date, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $1.2 million of additional basic charges per year. Based on the judgments we have obtained in New York, we believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the August 2004 closing, representing approximately $3 million of basic charges. Moreover, although not included in our court judgments, we also believe Rhodia would be required to fully indemnify us for post-closing losses caused by breaches of covenants set forth in the Rhodia Agreement, which could represent the remainder of the exposure referenced above, or $5 million or other measure of damages for such breaches. Rhodia contested indemnification responsibility for such breaches and filed a motion for partial summary judgment to dismiss such claims. In January 2009, that motion was denied by the New York trial court. It is possible that Rhodia may appeal such denial and the case will proceed to trial or motions to resolve this and other issues.

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of December 31, 2008. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect any amounts due from Rhodia under our Rhodia Agreement indemnification rights, even though they have been confirmed by court judgments.

Mexican Water Discharge Duties

On February 25, 2009, the Company’s Mexican subsidiary, Innophos Fosfatados, received a notice and request for information from CNA relating to an audit of water discharge duties, fees and other charges for the period 2002-2005 from the Company’s Coatzacoalcos, Veracruz, Mexico plant. The notice affirms that the plant has met and meets the relevant parameters in its discharge permit, or CPDs, which had been the source of previous disclosures concerning a certain “PAMCAR” agreement with CNA (similar to a consent decree). The current notice, however, claims that the Company has not met a different set of discharge limits set forth in a statutory duties table, specifying limits for various discharge contaminants and fees payable for exceeding those limits. The notice requires the Company to review its discharges and calculate fees that would have been due if the tax table limits were applicable.

After a preliminary review, the Company estimates that the potential liability for base fees for 2002-2005 would be approximately $0.9 million, plus unspecified interest, inflation adjustments and penalties, which we estimate could increase the potential liability to approximately $5 million (all calculated at current exchange rates). However, we also believe that the duties tables are not applicable because they were superseded by the CPDs, which were specifically designed and issued for the plant, and with which the Company complies. In addition, we believe there are other meritorious defenses, including the applicable statute of limitations. The Company intends to comply with CNA’s request for information, but vigorously defend any claim arising from the notice. We also believe that any claim or liability, to the extent relating to periods prior to the August 13, 2004 acquisition of our business from affiliates of Rhodia, would be fully indemnified by Rhodia. As a result, we also expect to put Rhodia on notice of an indemnification claim.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

In March 2008, Sudamfos S.A., an Argentine phosphate producer, or Sudamfos, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with our Mexican affiliate, Innophos Mexicana, or Mexicana. Sudamfos claims Mexicana, agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and seeks an order requiring Mexicana to sell and deliver approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. We believe we have meritorious defenses, including lack of any binding obligation to sell additional products to Sudamfos. Further, we believe we have not agreed to arbitrate any dispute with Sudamfos, and therefore we may contest ICC jurisdiction. Management has determined that the contingent liability to Sudamfos is not probable, and is at most reasonably possible. Accordingly, we have not accrued any liability for this matter on our balance sheet as of December 31, 2008. In addition, Mexicana believes Sudamfos is wrongfully refused payment of approximately $ 1.2 million, which Sudamfos owes Mexicana for prior transactions. Mexicana has filed a lawsuit in Mexico against Sudamfos’ collection of such amount. Management has determined that this outstanding receivable is fully collectible.

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

The carrying value of our Senior Subordinated Notes and our Senior Unsecured Notes are $190.0 million and $66.0 million, respectively. The fair values at December 31, 2008 (excluding accrued interest) are approximately $142.5 million and $46.2 million, respectively.

The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 40%, 39% and 39%, respectively, of net sales for 2008, 2007 and 2006. Our largest customer represented 11.2% of our 2008 sales, otherwise, no other customer accounted for more than 10% of our sales in the last 3 years.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

18. Valuation Allowances:

Valuation allowances as of December 31, 2008, 2007 and 2006, and the changes in the valuation allowances for the year ended December 31, 2008, 2007 and 2006 are as follows:

	Balance, January 1, 2008	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2008
Deferred taxes valuation allowances	$26,929	$(22,116)	$—	$—	$4,813
Allowance for doubtful accounts	—	—	—	—	—

	Balance, January 1, 2007	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2007
Deferred taxes valuation allowances	$16,557	$10,372	$—	$—	$26,929
Allowance for doubtful accounts	1,318	—	(1,318)	—	—

	Balance, January 1, 2006	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2006
Deferred taxes valuation allowances	$8,685	$7,872	$—	$—	$16,557
Allowance for doubtful accounts	1,337	—	(19)	—	1,318

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2008	United States	Mexico	Canada	Eliminations	Total
Sales	$486,186	$409,745	$38,827	$—	$934,758
Intersegment sales	28,999	29,965	63,820	(122,784)	—

Total sales	515,185	439,710	102,647	(122,784)	934,758

Operating income	$108,743	$183,587	$6,525	—	$298,855

Other data
Capital expenditures	$11,574	$4,779	$2,183	$—	$18,536
Long-lived assets	153,939	152,890	20,193	—	327,022
Total assets	870,038	312,297	205,398	—	1,387,733

Reconciliation of total assets to reported assets
Total assets	$870,038	$312,297	$205,398	$—	$1,387,733
Eliminations	(492,357)	—	(167,172)	—	(659,529)

Reported assets	$377,681	$312,297	$38,226	$—	$728,204

For the year ended December 31, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$326,882	$222,699	$29,401	$—	$578,982
Intersegment sales	26,239	24,560	57,002	(107,801)	—

Total sales	353,121	247,259	86,403	(107,801)	578,982

Operating income	$3,299	$39,819	$4,591	—	$47,709

Other data
Capital expenditures	$7,275	$18,999	$2,082	$—	$28,356
Long-lived assets	172,134	164,479	20,370	—	356,983
Total assets	588,025	222,839	137,777	—	948,641

Reconciliation of total assets to reported assets
Total assets	$588,025	$222,839	$137,777	$—	$948,641
Eliminations	(301,711)	(902)	(103,329)	—	(405,942)

Reported assets	$286,314	$221,937	$34,448	$—	$542,699

For the year ended December 31, 2006	United States	Mexico	Canada	Eliminations	Total
Sales	$318,105	$194,639	$29,053	$—	$541,797
Intersegment sales	26,067	22,655	55,848	(104,570)	—

Total sales	344,172	217,294	84,901	(104,570)	541,797

Operating income	$1,544	$28,422	$983	—	$30,949

Other data
Capital expenditures	$10,150	$4,720	$707	$—	$15,577
Long-lived assets	191,921	163,290	20,092	—	375,303
Total assets	587,852	216,283	115,118	—	919,253

Reconciliation of total assets to reported assets
Total assets	$587,852	$216,283	$115,118	$—	$919,253
Eliminations	(274,861)	(877)	(78,195)	—	(353,933)

Reported assets	$312,991	$215,406	$36,923	$—	$565,320

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Year Ended December 31,
Product Revenues	2008	2007	2006
Purified Phosphoric Acid	$251,656	$128,882	$129,820
Specialty Salts and Acids	449,878	293,389	276,566
STPP & Other Products	233,224	156,711	135,411

Total	$934,758	$578,982	$541,797

	Year Ended December 31,
Geographic Revenues	2008	2007	2006
US	$451,082	$303,941	$292,514
Mexico	250,034	131,811	130,302
Canada	39,669	31,109	32,240
Other foreign countries	193,973	112,121	86,741

Total	$934,758	$578,982	$541,797

Revenues for the geographic information are attributed to geographic areas based on the destination of the sale.

Intersegment sales are recorded based on established transfer price.

Long-lived assets include property, plant and equipment, goodwill and intangibles.

20. Quarterly information (unaudited):

	2008
	Quarters ended
	March 31	June 30		September 30	December 31,		Total
Net sales	$162,538	$264,000		$291,772	$216,448		$934,758
Gross profit	40,707	107,865		126,583	89,427	(a)	364,582
Net income	9,256	59,287		79,652	58,988	(b)	207,183
Per Share Data:
Income Per Share:
Basic	$0.44	$2.85		$3.80	$2.80	(b)
Diluted	$0.43	$2.74		$3.64	$2.71	(b)

	2007
	Quarters ended
	March 31	June 30		September 30	December 31,		Total
Net sales	$136,680	$151,912		$146,451	$143,939		$578,982
Gross profit	20,982	31,943		29,737	21,535		104,197
Net (loss) income	(2,068)	(5,168	) (c)	5,631	(3,882)		(5,487)
Per Share Data:
(Loss) Income Per Share:
Basic	$(0.10)	$(0.25	) (c)	$0.27	$(0.19)
Diluted	$(0.10)	$(0.25	) (c)	$0.26	$(0.19)

(a)	Includes a $3.9 million, $2.5 million after tax, out of period benefit for certain adjustments related to deferred Mexican employee statutory profit sharing.

(b)	Includes a $14.4 million benefit from the reversal of valuation allowances against U.S. Federal net deferred tax assets mainly as the result of the usage of our net operating loss carryforwards and a $3.9 million, $2.5 million after tax, out of period benefit related to deferred Mexican employee statutory profit sharing and deferred income taxes.

(c)	Includes the $6.3 million termination fee related to the early cancellation of the pharma sales agency arrangements with Rhodia, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective.

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

As of December 31, 2008, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, the management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to Directors and Corporate Governance is set forth under the captions “The Board of Directors and its Committees—Board Committees”, “The Board of Directors and its Committees—Audit Committee”, “Proposals—Election of Board Members”, “The Board of Directors and its Committees—Other Corporate Governance Matters”, “The Board of Directors and its Committees—Nominating and Corporate Governance Committee”, “Policy on Communications from Security Holders and Interested Parties” and “Section 16(a) Beneficial Ownership Compliance” in the registrant’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

The information required by this item relating to Executive Officers is set forth in Item 1 under the caption “Executive Officers” and is herein incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the caption “Executive Compensation”, “The Board of Directors and its Committees—Compensation of Directors” and “The Board of Directors and its Committees—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

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

See the attached Exhibit Index.

(b) Financial Statement Schedules.

Schedule I—Condensed Financial Information of the Registrant.

CONDENSED FINANCIAL STATEMENTS OF INNOPHOS HOLDINGS, INC.

INNOPHOS HOLDINGS, INC.

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$674	$60
Accounts receivable due from affiliates	5,994	—
Inventories	—	—
Other current assets	1,558	—

Total current assets	8,226	60
Property, plant and equipment, net	—	—
Goodwill	—	—
Investment in subsidiaries	303,354	113,941
Intangibles and other assets, net	1,195	1,558

Total assets	$312,775	$115,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	17	—
Other current liabilities	4,892	4,855

Total current liabilities	4,909	4,855
Long-term debt	66,000	66,000
Other long-term liabilities	214	—

Total liabilities	71,123	70,855
Commitments and contingencies
Stockholders’ equity	241,652	44,704

Total stockholders’ equity	241,652	44,704

Total Liabilities and stockholder’s equity	$312,775	$115,559

SCHEDULE I (continued)

INNOPHOS HOLDINGS, INC.

Condensed Statements of Operations

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Net sales	$—	$—	$—
Cost of goods sold	—	—	—

Gross profit	—	—	—

Operating expenses:
Selling, general and administrative	232	284	20
Research & Development Expenses	—	—	—

Total operating expenses	232	284	20

Operating income	(232)	(284)	(20)
Interest expense, net	6,624	4,471	(314)
Foreign exchange (gains)/losses	—	—	—
Other expense (income), net	—	—	—
Equity (income) loss	(210,081)	732	33,111

Loss before income taxes	203,225	(5,487)	(32,817)
Provision for income taxes	(3,958)	—	—

Net income (loss)	$207,183	$(5,487)	$(32,817)

INNOPHOS HOLDINGS, INC.

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$207,183	$(5,487)	$(32,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing charges	363	257	—
Equity loss (income)	(210,081)	732	33,111
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(5,994)	—	—
(Decrease)/increase in accounts payable	17	(17)	17
(Decrease)/increase in other current liabilities	(1,558)	1,306	—
Changes in other long-term assets and liabilities	214	(107)	107

Net cash (used in) provided from operating activities	(9,856)	(3,316)	418

Cash flows from investing activities:
Investment in subsidiaries	24,169	(51,002)	(85,895)

Net Cash provided from (used in) investing activities	24,169	(51,002)	(85,895)

Cash flows from financing activities:
Capital contribution	542	950	87,436
Distribution to stockholders	—	—	—
Proceeds from issuance of senior unsecured notes	—	66,000	—
Deferred financing costs	—	(1,815)	—
Dividends paid	(14,241)	(12,899)	—

Net cash (used for) provided from financing activities	(13,699)	52,236	87,436

Net change in cash	614	(2,082)	1,959
Cash and cash equivalents at beginning of period	60	2,142	183

Cash and cash equivalents at end of period	$674	$60	$2,142

SCHEDULE I

INNOPHOS HOLDINGS, INC.

Basis of Presentation

Innophos Holdings, Inc.(“Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries.

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

Income Taxes

The Company is a member of a U.S. consolidated income tax return. The Company generates net operating losses which can be used by Innophos, Inc. in the U.S. consolidated income tax return. Therefore, the benefit recorded for income taxes in 2008 includes the reversal of the valuation allowance attributable to net operating losses which will be realizable by Innophos, Inc. The tax amounts established for the use of these losses are recorded through intercompany accounts which will cash settle.

Commitments and Contingencies

Innophos Holdings, Inc. has no direct commitments and contingencies, but its subsidiaries have direct commitments and contingencies. For a discussion of the commitments and contingencies of Innophos Holdings, Inc.’s subsidiaries, see Note 16 Commitments and Contingencies in the audited consolidated financial statements included elsewhere in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of March, 2009.

INNOPHOS HOLDINGS, INC.

By:	/s/ RANDOLPH GRESS
Randolph Gress
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ RANDOLPH GRESS Randolph Gress	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

/S/ RICHARD HEYSE Richard Heyse	Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2009

/S/ CHARLES BRODHEIM Charles Brodheim	Corporate Controller (Principal Accounting Officer)	March 12, 2009

/S/ GARY CAPPELINE Gary Cappeline	Director	March 12, 2009

/S/ AMADO CAVAZOS Amado Cavazos	Director	March 12, 2009

/S/ LINDA MYRICK Linda Myrick	Director	March 12, 2009

/S/ KAREN OSAR Karen Osar	Director	March 12, 2009

/S/ JOHN STEITZ John Steitz	Director	March 12, 2009

/S/ STEPHEN ZIDE Stephen Zide	Director	March 12, 2009

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement dated June 10, 2004 among Rhodia, Inc., Rhodia Canada Inc., Rhodia de Mexico, S.A. de C.V., Rhodia Overseas Limited, Rhodia Consumer Specialties Limited, Rhodia, S.A. and Innophos, Inc. (f/k/a Phosphates Acquisition, Inc.), incorporated by reference to Exhibit 2.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

3.1	Second Amended and Restated Certificate of Incorporation of Innophos Holdings, Inc. incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

3.2	Amended and Restated By-Laws of Innophos Holdings, Inc. as of November 30, 2007 incorporated by reference to Exhibit 99.1/99.2B of Form 8-K of Innophos Holdings, Inc. filed December 6, 2007

4.1	Form of Common Stock certificate incorporated by reference to Exhibit 4.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

4.2	Registration Rights Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc., the entities set forth on Schedule I attached thereto and the other individuals signatory thereto incorporated by reference to Exhibit 4.2 of Registration Statement No. 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.3	Indenture by and between Innophos Holdings, Inc. and U.S. Bank National Association, as Trustee dated as of April 16, 2007 relating to 9 1/ 2% Senior Unsecured Notes Due 2012 incorporated by reference to Exhibit 4.1 of Form 8-K of Innophos Holdings, Inc. filed April 17, 2007

4.4	Purchase Agreement dated April 11, 2007 between Innophos Holdings, Inc. and Credit Suisse Securities (USA) LLC incorporated by reference to Exhibit 4.2 of Form 8-K of Innophos Holdings, Inc. filed April 17, 2007

4.5	Indenture by and between Innophos, Inc., and Wachovia Bank, National Association, dated as of August 13, 2004 incorporated by reference to Exhibit 4.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.6	Guarantee dated as of August 13, 2004 among Innophos, Inc., Innophos Mexico Holdings, LLC and Wachovia Bank, National Association incorporated by reference to Exhibit 10.3 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.7	Credit Agreement dated as of August 13, 2004 among Innophos, Inc., Bear Stearns Corporate Lending Inc., National City Bank, UBS Securities LLC and UBS Loan Finance LLC incorporated by reference to Exhibit 10.9 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.8	Guarantee and Collateral Agreement dated as of August 13, 2004 made by Innophos Holdings, Inc., Innophos, Inc. and certain of its subsidiaries in favor of Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 10.10 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.9	First Amendment to the Credit Agreement dated as of February 2, 2005 among Innophos, Inc., the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 10.11 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.10	Second Amendment to Credit Agreement dated as of October 27, 2006 among Innophos, Inc. the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc, incorporated by reference to Exhibit 4.13 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006

4.11	Third Amendment to Credit Agreement dated as of April 16, 2007, among Innophos, Inc. the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 4.13 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

4.12	Fourth Amendment to Credit Agreement dated as of August 14, 2008, among Innophos, Inc. the lenders party to the Credit Agreement and Bear Stearns Corporate Lending, Inc. incorporated by reference to Exhibit 99 of Form 8-K of Innophos Holdings, Inc. filed August 19, 2008

10.1	Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. and Innophos, Inc. incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

Exhibit No.	Description

10.2	Agreement dated as of September 10, 1992 by and between Office Cherifien Des Phosphates and Troy Industrias S.A. de C.V. incorporated by reference to Exhibit 10.12 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.3	Addendum No. 7 dated June 5, 2002 to Agreement dated as of September 10, 1992 by and between Office Cherifien Des Phosphates and Troy Industrias S.A. de C.V. incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed July 21, 2008

10.4	Purchasing Agreement between Innophos, Inc. and Mississippi Lime Company dated March 11, 2008, with redactions subject to pending confidential treatment request. incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.5	Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.6	Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.7	Base Agreement dated as of September 1, 2003 by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.8	Purchase and Sale Agreement of Anhydrous Ammonia dated as of April 23, 2001 as amended, by and between Petroquimica Cosoleacaque, S.A. de C.V. and Rhodia Fosfatados De Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.18 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.9	Sulfur Supply Contract dated as of November 1, 2000 by and Between Pemex Gas Y Petroquimica Basica and Rhodia Fosfatados de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.19 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.10	Supply Agreement dated as of June 18, 1998 by and among Colgate Palmolive Company, Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.21 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.11	Operations Agreement made as of the 18th day of June, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.22 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.12	Form of Memorandum of Agreement dated January 30, 2009 by and between Innophos, Inc. and Colgate Palmolive incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. and Innophos, Inc. filed February 5, 2009

10.13	Form of Individual Employment Agreement for executive officers of Innophos Servicios de Mexico, S. de R.L. de C.V., incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.14	Form of Executive Employment Agreement by and between Innophos Holdings, Inc. and certain executive officers incorporated by reference to Exhibit 99.13 of Form 8-K of Innophos Holdings, Inc. filed May 1, 2008

10.15	Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan incorporated by reference to Exhibit 10.28 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.16	Innophos, Inc. Executive, Management and Sales Incentive Plan effective January 1, 2007, incorporated by reference to Exhibit 10.17 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.17	Form of Retention Bonus Agreement dated as of October 18, 2006 by and among Innophos Holdings, Inc., and senior management employees incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-139623 on Form S-8 of Innophos Holdings, Inc. filed December 22, 2006

10.18	Form of Indemnification Agreement, by and among Innophos Holdings, Inc. and certain Directors and Executive Officers incorporated by reference to Exhibit 99.2 of Form 8-K of Innophos Holdings, Inc. filed January 31, 2007

Exhibit No.	Description

10.19	Form of 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.20	Form of Award Agreement under 2006 Long-Term Equity Incentive Plan, filed herewith

10.21	Form of Innophos, Inc. Retirement Savings Restoration Plan effective as of January 1, 2006, incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006.

12.1	Statement re: Calculation of Ratio of Earnings to Fixed Charges, incorporated by reference to Exhibit 12.1 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

21.1	Subsidiaries of Registrant, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Principal Executive Officer dated March 12, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of Principal Financial Officer dated March 12, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Principal Executive Officer dated March 12, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2	Certification of Principal Financial Officer dated March 12, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

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