Form 10-Q
period 2009-06-30
Innophos Holdings, Inc.
filed 2009-08-06
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the registrant had 21,289,759 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$93,674	$125,328
Restricted cash	1,748	—
Accounts receivable - trade	66,974	79,541
Inventories	114,067	145,310
Other current assets	38,997	40,184

Total current assets	315,460	390,363

Property, plant and equipment, net	216,534	230,422
Goodwill	51,706	51,706
Intangibles and other assets, net	53,986	55,713

Total assets	$637,686	$728,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$72,613
Accounts payable, trade and other	19,547	26,359
Other current liabilities	49,131	44,482

Total current liabilities	68,678	143,454
Long-term debt	246,000	309,887
Other long-term liabilities	37,889	32,103

Total liabilities	352,567	485,444

Commitments and contingencies (note 13)

Stockholders’ equity:
Common stock, par value $.001 per share; authorized 100,000,000; issued and outstanding 21,289,759 and 21,091,399 shares	21	21
Paid-in capital	97,368	95,571
Retained earnings	189,699	149,192
Accumulated other comprehensive loss	(1,969)	(2,024)

Total stockholders’ equity	285,119	242,760

Total liabilities and stockholders’ equity	$637,686	$728,204

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended June 30, 2009	Three months ended June 30, 2008
Net sales	$166,766	$264,000
Cost of goods sold	117,371	156,135

Gross profit	49,395	107,865

Operating expenses:
Selling, general and administrative	17,427	17,363
Research & development expenses	533	551

Total operating expenses	17,960	17,914

Operating income	31,435	89,951
Interest expense, net	3,612	8,443
Foreign exchange gain	(690)	(294)
Other loss (income), net	208	(158)

Income before income taxes	28,305	81,960
Provision for income taxes	10,696	22,673

Net income	$17,609	$59,287

Per share data (see Note 2):
Income per Common share:

Basic	$0.83	$2.84

Diluted	$0.81	$2.74

Weighted average common shares outstanding:

Basic	21,268,580	20,885,716

Diluted	21,852,810	21,638,546

Dividends paid per share of common stock	$0.17	$0.17
Dividends declared per share of common stock	$0.17	$0.17

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	Six months ended June 30, 2009	Six months ended June 30, 2008
Net sales	$357,583	$426,538
Cost of goods sold	238,395	277,966

Gross profit	119,188	148,572

Operating expenses:
Selling, general and administrative	31,405	34,132
Research & development expenses	1,062	1,061

Total operating expenses	32,467	35,193

Operating income	86,721	113,379
Interest expense, net	11,333	17,063
Foreign exchange gain	(275)	(4)
Other income, net	—	(238)

Income before income taxes	75,663	96,558
Provision for income taxes	27,810	28,015

Net income	$47,853	$68,543

Per share data (see Note 2):
Income per Common share:

Basic	$2.26	$3.28

Diluted	$2.19	$3.19

Weighted average common shares outstanding:

Basic	21,205,505	20,882,221

Diluted	21,806,077	21,491,438

Dividends paid per share of common stock	$0.34	$0.34
Dividends declared per share of common stock	$0.34	$0.34

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30, 2009	Six months ended June 30, 2008
Cash flows from operating activities
Net income	$47,853	$68,543
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	23,849	27,139
Amortization of deferred financing charges	2,269	1,365
Deferred income tax provision (benefit)	3,473	(1,351)
Deferred profit sharing	(230)	462
Share-based compensation	1,219	1,453
Gain on retirement of bonds	(3,500)	—
Changes in assets and liabilities:
Increase in restricted cash	(1,748)	—
Decrease (increase) in accounts receivable	12,567	(43,235)
Decrease (increase) in inventories	31,243	(25,570)
Decrease (increase) in other current assets	1,187	(1,600)
Decrease in accounts payable	(6,812)	(567)
Increase in other current liabilities	4,615	18,051
Changes in other long-term assets and liabilities	674	(482)

Net cash provided from operating activities	116,659	44,208

Cash flows from investing activities:
Capital expenditures	(7,640)	(9,267)

Net cash used for investing activities	(7,640)	(9,267)

Cash flows from financing activities:
Proceeds from exercise of stock options	576	48
Principal repayment of senior unsecured notes	(6,500)	—
Principal payments of term-loan	(126,500)	(1,000)
Revolver borrowing, net	—	10,000
Deferred financing costs	(1,050)	—
Excess tax benefits from exercise of stock options	2	—
Dividends paid	(7,201)	(7,100)

Net cash (used for) provided from financing activities	(140,673)	1,948

Net change in cash	(31,654)	36,889
Cash and cash equivalents at beginning of period	125,328	15,661

Cash and cash equivalents at end of period	$93,674	$52,550

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings / (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance, January 1, 2008	20,867	$21	$(50,775)	$97,729	$(2,271)	$44,704
Net income			207,183			207,183
Change in pension and post-retirement plans, net of tax					247	247

Other comprehensive income, net of tax						207,430
Proceeds from exercise of stock options	207			542		542
Issuance of annual retainer stock to external Board of Directors	17					—
Share-based compensation				3,467		3,467
Excess tax benefits from exercise of stock options				1,108		1,108
Dividends declared			(7,216)	(7,275)		(14,491)

Balance, December 31, 2008	21,091	21	$149,192	$95,571	$(2,024)	$242,760

Net income			47,853			47,853
Change in pension and post-retirement plans, net of tax					55	55

Other comprehensive income, net of tax						47,908
Proceeds from exercise of stock options	193			576		576
Issuance of restricted stock	6					—
Share-based compensation				1,219		1,219
Excess tax benefits from exercise of stock options				2		2
Dividends declared			(7,346)			(7,346)

Balance, June 30, 2009	21,290	$21	$189,699	$97,368	$(1,969)	$285,119

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

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

In accordance with SFAS No. 165, the Company has evaluated subsequent events through August 6, 2009, the date of issuance of our consolidated financial position and results of operations.

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

Notes to Consolidated Financial Statements (Unaudited)

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS No. 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets. SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS No. 166 is effective for interim and annual periods ending after November 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167. SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. SFAS No. 167 is effective for interim and annual periods ending after November 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

2. Earnings Per Share:

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), and it became effective for us beginning January 1, 2009. Under this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock, are considered participating securities for purposes of calculating EPS. Under the two-class method required by FSP EITF 03-6-1, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below. This FSP requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. There was no impact by the adoption of FSP EITF 03-6-1 other than a $0.01 reduction in previously reported diluted EPS for the three months ended June 30, 2008.

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

Total outstanding stock options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 794,234 and 556,467 for the three months ended June 30, 2009 and

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

June 30, 2008, respectively and 777,892 and 690,437 for the six months ended June 30, 2009 and June 30, 2008, respectively. The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net income	17,609	59,287	47,853	68,543
Less: dividends attributable to unvested shares	(1)	(10)	(1)	(23)
Net income (loss) available to common shareholders	$17,608	$59,277	$47,852	$68,520

Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,268,580	20,885,716	21,205,505	20,882,221
Dilutive effect of stock equivalents	584,230	752,830	600,572	609,217

Diluted number of weighted average common shares outstanding	21,852,810	21,638,546	21,806,077	21,491,438

Earnings (loss) per common share:
Income (loss) per common share—Basic	$0.83	$2.84	$2.26	$3.28
Income (loss) per common share—Diluted	$0.81	$2.74	$2.19	$3.19

3. Dividends:

The following is the dividend activity for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Dividends declared—per share	$0.17	$0.17	$0.34	$0.34
Dividends declared—aggregate	3,619	3,563	7,230	7,114

Dividends paid—per share	0.17	0.17	0.34	0.34
Dividends paid—aggregate	3,611	3,551	7,201	7,100

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

Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Stock options	$204	$204	$371	$295
Restricted stock	6	232	7	463
Performance shares	467	616	841	695

Total share-based compensation expense	$677	$1,052	$1,219	$1,453

There were 5,500 restricted shares granted with a fair value of $45 in the first quarter of 2009. These awards are classified as equity awards and vest through no later than January 31, 2011. The related compensation expense is based on the date of grant share price of $8.24. The compensation expense is amortized on a straight-line basis over the requisite vesting period.

The fair value of the options granted during 2009 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	2009 Grants
	May 7th	June 2nd
Expected volatility	61.4%	61.4%
Dividend yield	5.0%	4.9%
Risk-free interest rate	2.5%	2.9%
Expected term	6 years	6 years
Weighted average grant date fair value of stock options	$5.54	$6.59

There were 84,651 and 136,849 options granted with a fair value of $469 and $902 on May 7, 2009 and June 2, 2009, respectively. These awards are classified as equity awards and vest through no later than May 7, 2012. The related compensation expense is based on the date of grant fair value of $5.54 and $6.59 per common share, respectively. The compensation expense is amortized on a straight-line basis over the requisite vesting period. The Company had chosen a blended volatility which consists of 50% average of the peer group and 50% of Innophos’. The expected term for the stock options is based on the simplified method as prescribed by SAB 107 / 110 since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options as outlined in SAB 107 / SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

There were 94,150 performance shares granted, assuming achieving targeted return on invested capital, in the second quarter of 2009 with a fair value of $14.57 per common share. The expected term for the performance shares is a 3 year cliff vesting. Declared dividends will accrue on the performance shares and will vest over the same period. The compensation expense is amortized on a straight-line basis over the requisite vesting period.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

5. Restricted Cash:

Restricted cash consists of escrow funds agreed to be deposited in connection with a dispute between the Company and a third party. The escrow funds will be disbursed in accordance with the agreed terms upon the satisfaction of the dispute.

6. Inventories:

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Finished products	$78,677	$111,031
Raw materials	27,159	26,183
Spare parts	8,231	8,096

	$114,067	$145,310

Inventory reserves as of June 30, 2009 and December 31, 2008 were $11,491 and $8,863, respectively.

7. Other Current Assets:

Other current assets consist of the following:

	June 30, 2009	December 31, 2008
Creditable taxes (value added taxes)	$4,798	$5,444
Prepaid income taxes	11,704	1,492
Deferred taxes	12,771	12,771
Prepaids	6,343	16,220
Other	3,381	4,257

	$38,997	$40,184

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

8. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2009	December 31, 2008
Developed technology and application patents, net of accumulated amortization of $9,223 for 2009 and $8,279 for 2008	10-20	27,377	28,321
Customer relationships, net of accumulated amortization of $3,487 for 2009 and $3,012 for 2008	5-15	7,843	8,318
Tradenames and license agreements, net of accumulated amortization of $3,166 for 2009 and $2,839 for 2008	5-20	6,194	6,521
Capitalized software, net of accumulated amortization of $2,900 for 2009 and $2,496 for 2008	3-5	957	1,293
Non-compete agreement, net of accumulated amortization of $252 for 2009 and $189 for 2008	5	378	441

Total Intangibles		$42,749	$44,894

Deferred financing costs, net of accumulated amortization of $6,611 for 2009 and $14,262 for 2008		$7,783	$9,001
Deferred income taxes		902	512
Other assets		2,552	1,306

Total other assets		$11,237	$10,819

		$53,986	$55,713

9. Other Current Liabilities:

Other current liabilities consist of the following:

	June 30, 2009	December 31, 2008
Payroll related	$10,497	$9,318
Taxes	9,235	9,642
Interest	7,518	7,813
Freight and rebates	3,246	4,942
Benefits and pensions	4,024	5,688
Dividends payable	3,619	3,585
Legal	1,150	828
Other	9,842	2,666

	$49,131	$44,482

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

10. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	June 30, 2009	December 31, 2008
Senior credit facility	$—	$126,500
Senior subordinated notes	190,000	190,000
Senior unsecured notes	56,000	66,000

	$246,000	$382,500
Less current portion	—	72,613

	$246,000	$309,887

On May 22, 2009, our wholly owned subsidiary Innophos, Inc. and its wholly owned subsidiary, Innophos Canada, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with certain lenders (collectively, the “Lenders”) including Wachovia Bank, National Association, as agent.

The Loan Agreement provides the Company with a revolving line of credit from the Lenders of up to $65.0 million in the aggregate, with a $20 million letter of credit sub-facility, terminating on May 22, 2013. The amount actually available to the Company may be less than the maximum credit and will vary from time to time depending on, among other factors, the amount of its net eligible inventory and accounts receivable as calculated for purposes of the Loan Agreement. The obligations of the Company under the Loan Agreement are secured by the accounts receivable, inventory and other assets of Innophos, Inc. and Innophos Canada, Inc., not including equipment or real property. Innophos Inc.’s Mexico-based subsidiaries are excluded from certain of the covenants under the Loan Agreement, do not guaranty the indebtedness of Innophos, Inc. and Innophos Canada, Inc. incurred under it, and do not furnish collateral in connection with it.

The Loan Agreement includes affirmative as well as negative covenants that prohibit or restrict a variety of actions without the Lenders’ approval, including covenants that affect the ability of the Company and its subsidiaries among other things to (a) incur or guarantee debt, (b) create liens, (c) enter into mergers, recapitalizations or similar transactions or purchase all or substantially all of the assets or stock of another party, (d) sell assets, (e) change names, (f) make certain changes to their business, (g) optionally prepay, amend, acquire or refinance indebtedness, (h) pay dividends on, or purchase, acquire or redeem shares of, capital stock, (i) change accounting methods, (j) make investments, or (k) enter into transactions with affiliates.

In addition, the Loan Agreement requires the Company to maintain a fixed charge coverage ratio (on a consolidated basis) of at least 1.00 to 1.00 as of the last day of each calendar month for the preceding twelve consecutive fiscal months during any “Compliance Period.” Compliance Period is defined as any period beginning on a day on which (i) an event of default under the Loan Agreement has occurred and is continuing or (ii) the excess availability under the revolving credit facility is less than $16.0 million through and including the first day when excess availability has exceeded $16.0 million for 60 consecutive days during each of which no event of default has occurred. The Loan Agreement also requires the Company to maintain at all times excess availability under the revolving credit facility of at least $6.5 million. The Loan Agreement allows the Company to pay or declare and pay dividends or make other distributions to stockholders in an aggregate amount not to exceed $5.0 million in any calendar quarter.

As of June 30, 2009, the Company had $51.8 million excess availability, above the minimum excess availability requirements, as calculated in accordance with the Loan Agreement and there was no amount outstanding on the revolving credit line. A total of $1.8 million in face amount of letters of credit were issued under the sub-facility to support instruments outstanding under a prior credit facility terminated on that date.

The Company was party to a Credit Agreement dated as of August 13, 2004, as subsequently amended (the “2004 Credit Facility”). On May 22, 2009, the Company entered into a Termination Agreement with the agent and J P Morgan Chase Bank, N.A. and National City Bank, the latter two as issuing banks relating to letters of credit, pursuant to which, among other things, the 2004 Credit Facility was terminated, the Company paid the $72.7 million of outstanding term loan balance (principal and accrued interest) from cash on hand, and security held by the lenders on substantially all the Company’s property was released. In the second quarter of 2009 this payment resulted in an approximate $0.4 million charge to earnings for the acceleration of deferred financing charges. Letters of credit aggregating $1.8 million previously issued in favor of third parties were left outstanding supported by the letters of credit newly issued under the sub-facility described above.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Prior to the termination of the term loan the Company made a $53.6 million excess cash flow payment of the term loan on March 16, 2009. In the first quarter of 2009 this payment resulted in an approximate $0.4 million charge to earnings for the acceleration of deferred financing charges.

The Senior Subordinated Notes accrue interest from the issue date at a rate of 8.875% per annum, payable semi-annually in arrears on February 15 and August 15 of each year.

The Senior Unsecured Notes accrue interest from the issue date at a rate of 9.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. Innophos Holdings, Inc. is dependent on the earnings and distributions from Innophos, Inc. and subsidiaries to fund this obligation. On April 13, 2009 the Company purchased $10.0 million of the 9.5% Senior Unsecured Notes due April 2012 for $6.5 million. The $3.5 million retirement gain is reflected in interest expense, net in our Consolidated Statement of Operations in the second quarter of 2009. The Company also recorded accelerated deferred financing costs of approximately $0.2 million in the second quarter of 2009.

As of June 30, 2009, the Company was in full compliance with all debt covenant requirements.

Total interest cash payments by the Company for all indebtedness for the six months ended June 30, 2009 and June 30, 2008 was $13,389 and $16,248, respectively.

The carrying value of our Senior Subordinated Notes and our Senior Unsecured Notes are $190.0 million and $56.0 million, respectively. The fair values at June 30, 2009 (excluding accrued interest) are approximately $171.0 million and $56.0 million, respectively.

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest expense	$6,132	7,893	$13,094	16,292
Deferred financing cost	1,214	682	2,269	1,365
Interest income	(162)	(120)	(441)	(283)
Gain on retirement of bonds	(3,500)	—	(3,500)	—
Less: amount capitalized for capital projects	(72)	(12)	(89)	(311)

Total interest expense, net	$3,612	$8,443	$11,333	$17,063

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

11. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	June 30, 2009	December 31, 2008
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	2,877	3,106
Deferred income taxes	21,578	17,714
Pension and post retirement liabilities (U.S. and Canada only)	4,962	4,647
Other liabilities	7,372	5,536

	$37,889	$32,103

12. Income Taxes:

The effective income tax rate on income before taxes was 38% and 37% for the three and six months ended June 30, 2009 compared to 28% and 29% for the three and six months ended June 30, 2008. The change in the effective tax rate is a result of increased earnings in higher tax jurisdictions.

Income taxes paid were $37,565 and $14,308 for the six months ended June 30, 2009 and June 30, 2008, respectively.

13. Commitments and Contingencies

Environmental

The Company’s operations are subject to extensive and changing federal and state environmental laws and regulations. The Company’s manufacturing sites have an extended history of industrial use, and soil and groundwater contamination have or may have occurred in the past and might occur or be discovered in the future.

Environmental efforts are difficult to assess for numerous reasons, including the discovery of new remedial sites, discovery of new information and scarcity of reliable information pertaining to certain sites, improvements in technology, changes in environmental laws and regulations, numerous possible remedial techniques and solutions, difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the extended time periods over which remediation occurs. Other than the items listed below, the Company is not aware of material environmental liabilities which are probable and estimable. As the Company’s environmental contingencies are more clearly determined, it is reasonably possible that amounts may need to be accrued. However, management does not believe, based on current information, that environmental remediation requirements will have a material impact on the Company’s results of operations, financial position or cash flows.

Under the agreements by which the Company acquired the Phosphates Business and related assets, the Company has certain rights of indemnification from the sellers for breach of representations, warranties, covenants and other agreements. The indemnification rights relating to undisclosed environmental matters are subject to certain substantial limitations and exclusions and generally expire after August 12, 2009.

Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of June 30, 2009.

The Environmental Protection Agency, or EPA, has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. After several years of expressing various concerns (without issuing any notice of violation) about aspects of our Geismar, LA operations, in March 2008, we received a letter from the Department of Justice, or DOJ, indicating that EPA had referred the case for civil enforcement, contending, among other things, that we do not qualify for certain exemptions we have claimed, and alleging that we violate RCRA at Geismar by failing to manage two materials appropriately. Although the letter stated that EPA/DOJ intended to seek unspecified penalties and corrective action, it proposed discussions to explore possible resolution, which we undertook and are pursuing. During the fourth quarter of 2008, the DOJ/EPA demanded that Innophos and its neighboring interconnected supplier, PCS, undertake certain “interim measures” to address DOJ/EPA’s chief environmental concerns. We and PCS have initiated joint technical efforts to explore solutions to the government concerns. Based on our contact with the agencies to date in

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

2009, we have determined it is probable that one of the process modifications will need to be undertaken in the next several months, and likewise probable that the capital expenditure and future operating expense of that modification will not be material, unless the DOJ adds terms and conditions that could result in the parties not reaching agreement. However, the second measure sought by DOJ/EPA has not yet been fully evaluated from a technological or cost standpoint. The companies have proposed to DOJ/EPA a schedule for such evaluation, and although the government has not approved the schedule, the companies are proceeding as proposed. Based upon work so far, there appears to be at least one technically viable approach, but costs of a full scale operation as compared to other approaches are not known at this time. Even though the companies have begun substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA’s concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions or, depending on those factors and the agencies’ position, whether this matter will be settled with DOJ/EPA or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations, no assurance can be given as to its outcome. We have determined that a contingent liability is neither probable nor estimable at this time, but liability is reasonably possible.

Litigation

OCP Arbitration

In December 2008, Innophos’ Mexican affiliate, Innophos Mexicana, or Mexicana, initiated binding arbitration with OCP, S.A., its sole supplier of phosphate rock for Mexico, concerning pricing terms for 2008 and 2009 under the Mexicana’s agreement with that supplier, Mexicana also claimed that OCP’s proposed pricing breached the agreement. A panel of three arbitrators has been selected to hear the case, interpret the pricing provisions of the contract, and derive the phosphate rock price for both years. Hearings have been scheduled for November 2009, and the arbitration decision is expected after year-end. In July 2009, both parties exchanged written testimony and initial briefs.

With regard to 2008, the parties previously had reached agreement on interim prices, which the Company paid for shipments during 2008. Management has determined that the contingent liability of having to pay more than the amounts paid as 2008 interim prices is not material. The parties also agreed on interim prices for 2009, which the Company is paying for this year’s volumes. For inventory accounting purposes, the Company is recording its cash cost under the interim pricing agreement.

Management has determined that there is both a contingent liability and a contingent asset that could result from 2009 phosphate rock prices determined by the arbitration to be higher or lower than the price being used for inventory purposes, respectively. Management has concluded that the contingent liability of having to pay amounts above the 2009 interim prices is neither remote nor probable, and is reasonably possible.

While management believes the more likely outcome of the arbitration will be 2008 and 2009 rock prices below the interim prices paid in 2008 and 2009, in light of the positions of the parties reflected in the recent filings in the arbitration and the quantity of phosphate rock purchased by Innophos Mexicana, the range of the contingent liability of having to pay more than the 2008 and 2009 interim prices is up to $7.5 million.

In the recent filings in the arbitration, OCP submitted counterclaims asserting breaches by Mexicana of the phosphate rock exclusivity provision in the Agreement by purchasing MGA for processing, breached an implied minimum purchase obligation in the agreement by failing to buy historical quantities, and improperly reduced its orders in violation of law regardless of actual requirements for phosphate rock. Mexicana intends to defend against them vigorously and assert multiple defenses it believes will dispose of the claims.

Management has determined that any contingent liabilities associated with the new counterclaims are not probable. Subject to further evaluation of these counterclaims, the associated contingent liabilities may be determined to be remote or reasonably possible. The amount of the contingent liabilities is not estimable and therefore no accrual is necessary. Although the contingent liabilities require no accrual at this time, if the counterclaims were determined adversely to Mexicana, it is possible they could have a material adverse effect on Innophos’ results of operations or financial condition.

Mexican CNA Water Tax Claims

Nature and Extent. On November 1, 2004, our Mexican subsidiary, Innophos Fosfatados, received notice from the CNA of the Fresh Water Claims at our Coatzacoalcos, Veracruz, Mexico plant from 1998-2002. As initially assessed by the CNA, those claims total approximately $25.4 million at current exchange rates as of July 24, 2009, including basic charges of $8.7 million and $16.7 million for interest, inflation and penalties. Management believes that Innophos Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Rhodia Indemnity Confirmed. We initiated litigation in New York state courts against Rhodia, S.A. and affiliates, or the New York Litigation, concerning their indemnification obligation for the CNA claims under the agreements by which we purchased our business from those parties. In February 2008, the New York Court of Appeals affirmed lower court rulings that Innophos is fully indemnified against the Fresh Water Claims, as well as any like claims pertaining to periods prior to the closing date of the Transaction, August 13, 2004 were such liabilities to be sustained.

Further Proceedings. The Fresh Water Claims are currently pending review on appeal in the Mexican appeals court system. On July 31, 2009, Innophos was informed by Mexican counsel that the case was being remanded a second time to the Mexican tax court either to again address CNA’s arguments or for further proceedings to address numerous remaining Innophos Fosfatados defenses. The written decision is not expected to be available for a number of weeks.

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

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period 1998-2002, it is possible that CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2003 on into the future, or the Post-2002 Fresh Water Claims. Management estimates that such charges would be approximately $9.1 million of additional basic charges to date at current exchange rates, excluding interest, inflation, and penalties, and, under current operating conditions, approximately $0.4 million of additional basic charges per year at current exchange rates. Based on the judgments we have obtained in New York, we believe Rhodia would be responsible to indemnify us fully for those additional Taxes arising on or before the August 2004 closing, representing approximately $3.3 million of basic charges at current exchange rates. Moreover, although not included in our court judgments, we also believe Rhodia would be required to fully indemnify us for post-closing losses caused by breaches of covenants set forth in the Rhodia Agreement, which could represent the remainder of the CNA related exposures for water usage, or $5.8 million at current exchange rates or other measure of damages for such breaches. Rhodia contested indemnification responsibility for such breaches and filed a motion for partial summary judgment to dismiss our claims. In January 2009, that motion was denied by the New York trial court. It is possible that the New York Litigation will proceed to trial or motions to resolve remaining issues.

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, we have determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we have not established a liability on the balance sheet as of June 30, 2009. As additional information is gained, we will reassess the potential liability and establish the amount of any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect any amounts due from Rhodia under our indemnification rights, even though they have been confirmed by court judgments.

Mexican Water Discharge Duties

On February 25, 2009, the Company’s Mexican subsidiary, Innophos Fosfatados, received a notice and request for information from CNA relating to an audit of water discharge duties, fees and other charges for the period 2002-2005 from the Company’s Coatzacoalcos, Veracruz, Mexico plant. The notice affirmed that the plant has been in compliance with the relevant parameters in its discharge permit, or CPDs. However, the notice also claims that the Company has not met a different set of discharge limits set forth in a statutory duties table, specifying limits for various discharge contaminants and fees payable for exceeding those limits. The notice requires the Company to review its discharges and calculate fees that would have been due if the tax table limits were applicable.

After review, the Company estimates that the potential liability for base fees for 2002-2005 would be approximately $1.0 million, plus unspecified interest, inflation adjustments and penalties, which we estimate could increase the potential liability to approximately $5 million (all calculated at current exchange rates). However, we also believe that the duties tables are not applicable because they were superseded by the CPDs, which were specifically designed and issued for the plant, and with which the Company complies. In addition, we believe there are other meritorious defenses, including the applicable statute of limitations, to claims based on the duties tables. The Company intends to vigorously defend any claim arising from the notice. We also believe that any claim or liability, to the extent relating to periods prior to the 2004 acquisition of our business from affiliates of Rhodia, would be fully indemnified by Rhodia. We put Rhodia on notice of an indemnification claim and, thus far, it has declined responsibility for the claim and the opportunity to control the defense. Therefore, Innophos has undertaken the defense of this matter, reserving its indemnity rights against Rhodia.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Other Legal Matters

In June 2005, our subsidiary, Innophos Canada, Inc., was contacted by representatives of The Mosaic Company (a division of Cargill Corporation), or Mosaic, seeking a meeting to discuss the status of an ongoing remedial investigation and clean-up Mosaic is conducting at its former fertilizer manufacturing site located north of Innophos’ Pt. Maitland, Ontario Canada plant site. The remediation is being overseen by the Provincial Ministry of Environment, or MOE. Mosaic stated that, in its view, we and Rhodia (our predecessor in interest prior to August 2004) were responsible for some phosphorus compound contamination at a rail yard between the Innophos and Mosaic sites, and will be asked to participate in the clean-up. We have determined that this contingent liability is neither probable nor estimable at this time, but liability is reasonably possible. We have notified Rhodia of the Mosaic claim, and we will seek all appropriate indemnification.

In March 2008, Sudamfos S.A., an Argentine phosphate producer, or Sudamfos, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with our Mexican affiliate, Innophos Mexicana, or Mexicana. Sudamfos claimed Mexicana agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and sought an order requiring Mexicana to sell and deliver approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. Subsequently, in response to Mexicana’s challenge to ICC jurisdiction, Sudamfos withdrew the request for arbitration. In October 2008, Mexicana filed a lawsuit in Mexico against Sudamfos for collection of approximately $1.2 million which Sudamfos refused to pay for prior product deliveries. Sudamfos has not yet responded in the suit. Management has determined that this outstanding receivable is fully collectible.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

14. Pension:

Net periodic benefit expense for the United States plans for the three months ended June 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$—	$88	$88
Interest cost	26	40	66
Expected return on assets	(24)	—	(24)
Amortization of prior service cost	—	66	66
Amortization of unrecognized (gains)/losses	—	(21)	(21)

Net periodic benefit expense	$2	$173	$175

Net periodic benefit expense for the United States plans for the three months ended June 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$—	$81	$81
Interest cost	28	36	64
Expected return on assets	(26)	—	(26)
Amortization of prior service cost	—	66	66
Amortization of unrecognized (gains)/losses	(2)	(24)	(26)

Net periodic benefit expense	$—	$159	$159

Net periodic benefit expense for the United States plans for the six months ended June 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$—	$176	$176
Interest cost	52	81	133
Expected return on assets	(48)	—	(48)
Amortization of prior service cost	—	131	131
Amortization of unrecognized (gains)/losses	—	(42)	(42)

Net periodic benefit expense	$4	$346	$350

Net periodic benefit expense for the United States plans for the six months ended June 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$—	$163	$163
Interest cost	57	73	130
Expected return on assets	(53)	—	(53)
Amortization of prior service cost	—	131	131
Amortization of unrecognized (gains)/losses	(4)	(49)	(53)

Net periodic benefit expense	$—	$318	$318

We made our entire cash contributions of $2.6 million for our U.S. defined contribution plan during the first quarter of 2009 for the plan year 2008. The U.S. defined benefit cash contributions will be, at a minimum, approximately $0.1 million for 2009 which payment was made in the second quarter of 2009.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$36	$10	$46
Interest cost	110	16	126
Expected return on assets	(147)	—	(147)
Amortization of transition obligation	—	6	6
Amortization of prior service cost	4	—	4
Amortization of unrecognized (gains)/losses	19	1	20
Exchange rate changes	(235)	73	(162)

Net periodic benefit expense	$(213)	$106	$(107)

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$58	$14	$72
Interest cost	119	15	134
Expected return on assets	(175)	—	(175)
Amortization of initial transition obligation	—	8	8
Amortization of unrecognized (gains)/losses	21	2	23
Exchange rate changes	(19)	9	(10)

Net periodic benefit expense	$4	$48	$52

Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$73	$19	$92
Interest cost	220	33	253
Expected return on assets	(294)	—	(294)
Amortization of transition obligation	—	12	12
Amortization of prior service cost	8	—	8
Amortization of unrecognized (gains)/losses	38	2	40
Exchange rate changes	(173)	53	(120)

Net periodic benefit expense	$(128)	$119	$(9)

Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2008:

	2008
	Pension benefits	Other benefits	Total
Service cost	$116	$29	$145
Interest cost	237	29	266
Expected return on assets	(350)	—	(350)
Amortization of initial transition obligation	—	17	17
Amortization of unrecognized (gains)/losses	42	4	46
Exchange rate changes	69	(19)	50

Net periodic benefit expense	$114	$60	$174

We made cash contributions to our Canadian defined benefit plan of $1.2 million during the six months ended June 30, 2009. We expect to make additional cash contributions to our Canadian defined benefit plans of $0.5 million during the remainder of 2009.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

15. Mexican Workforce Reductions:

The Company recorded pre-tax charges in the second quarter of 2009 of $1.3 million for severance benefits under SFAS No. 112 for the elimination of 35 personnel. In addition, the Mexican operations have in-effect a temporary workforce reduction program for the hourly personnel resulting in a $0.3 million charge for the second quarter of 2009. The combined $1.6 million pre-tax charge was recorded in the second quarter of 2009 of which $0.9 million was included in cost of goods sold and $0.4 million was included in selling, general and administrative costs. The Company expects to make the severance cash payments during the third quarter of 2009. In addition, during the first quarter, the Company recorded a $0.4 million reduction in force charge to cost of goods sold for the elimination of 23 personnel.

16. Segment Reporting:

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

For the three months ended June 30, 2009	United States	Mexico	Canada	Eliminations	Total
Sales	$115,594	$39,422	$11,750	$—	$166,766
Intersegment sales	17,764	2,984	15,924	(36,672)	—

Total sales	133,358	42,406	27,674	(36,672)	166,766

Operating income	$28,615	$(1,697)	$4,517	—	$31,435

For the three months ended June 30, 2008	United States	Mexico	Canada	Eliminations	Total
Sales	$117,427	$137,527	$9,046	$—	$264,000
Intersegment sales	5,938	6,922	16,581	(29,441)	—

Total sales	123,365	144,449	25,627	(29,441)	264,000

Operating income	$13,057	$75,526	$1,368	—	$89,951

For the six months ended June 30, 2009	United States	Mexico	Canada	Eliminations	Total
Sales	$237,779	$97,849	$21,955	$—	$357,583
Intersegment sales	32,001	3,687	35,990	(71,678)	—

Total sales	$269,780	101,536	57,945	(71,678)	$357,583

Operating income	$69,486	$5,820	$11,415	—	$86,721

For the six months ended June 30, 2008	United States	Mexico	Canada	Eliminations	Total
Sales	$210,277	$199,411	$16,850	$—	$426,538
Intersegment sales	15,119	12,891	32,911	(60,921)	—

Total sales	$225,396	212,302	49,761	(60,921)	$426,538

Operating income	$17,621	$93,036	$2,722	—	$113,379

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

Recent Trends and Outlook

On a sequential basis, management currently expects that third quarter 2009 volumes, excluding GTSP fertilizer sales, could increase 5% to10% from those experienced in the second quarter 2009. The Company expects its third quarter 2009 raw material cost structure on a constant volume and mix basis to be $5 to $7 million higher than the second quarter 2009 due to higher phosphate rock and phosphoric acid costs in Mexico and the mix of phosphoric acid supply in the United States and Canada. Approximately half of this increased cost will be offset by lower restructured fixed costs.

Looking beyond the third quarter 2009, overall volumes are uncertain and dependent on the depth and length of the recession and overall competitive intensity. Selling prices are expected to trend down throughout the year, but cost structure for the fourth quarter 2009 is expected to remain relatively stable with the third quarter 2009 on a constant volume and mix basis.

Management now expects the Coatzacoalcos, Mexico complex to operate for the full year 2009 at significantly reduced levels from earlier expectations due to continued reduced fertilizer demand, increased competitive pressure, largely from China, and the inability to respond in certain instances because of the current rock cost for Mexico. As previously reported, Innophos has been in arbitration with its phosphate rock supplier, OCP, S.A., over rock prices for 2008 and 2009. Among other things, Innophos has claimed in the arbitration that OCP’s pricing actions breached the supply agreement between the parties and damaged the Company.

To support its duty of mitigating the claimed damage, the Company is, among other things, buying fertilizer grade acid (“MGA”) to operate its Coatzacoalcos site.

On July 17, 2009, OCP added counterclaims asserting Innophos’ Mexican subsidiary had breached the phosphate rock exclusivity provision in the agreement by purchasing MGA for processing, breached an implied minimum purchase obligation, and improperly reduced its orders in violation of law.

Management believes the more likely outcome of the issues currently before the arbitrators will be 2008 and 2009 rock prices below the interim prices paid for those years, and that, in light of the state of the record in the proceeding and the quantity of phosphate rock purchased, the range of the contingent liability of having to pay more than the 2008 and 2009 interim prices is up to $7.5 million. Innophos’ subsidiary will defend against the counterclaims vigorously and assert multiple defenses that management believes will dispose of the claims in Innophos’ favor. Although management has determined that contingent liabilities related to the counterclaims require no amounts to be accrued at this time, if the claims were determined adversely to its subsidiary, it is possible they could have a material adverse effect on Innophos’ results of operations or financial condition.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Amount	%	Amount	%
Net sales	$166.8	100.0	$264.0	100.0
Cost of goods sold	117.4	70.4	156.1	59.1

Gross profit	49.4	29.6	107.9	40.9
Operating expenses: Selling, general and administrative	17.5	10.5	17.3	6.6
Research & Development Expenses	0.5	0.3	0.6	0.2

Operating income	31.4	18.8	90.0	34.1
Interest expense, net	3.6	2.2	8.4	3.2
Foreign exchange (gains) losses, net	(0.7)	(0.4)	(0.2)	(0.1)
Other expense (income)	0.2	0.1	(0.2)	(0.1)
Provision for income taxes	10.7	6.4	22.7	8.6

Net income	$17.6	10.6	$59.3	22.5

	Six months ended June 30, 2009		Six months ended June 30, 2008
	Amount	%	Amount	%
Net sales	$357.6	100.0	$426.5	100.0
Cost of goods sold	238.4	66.7	277.9	65.2

Gross profit	119.2	33.3	148.6	34.8
Operating expenses: Selling, general and administrative	31.4	8.8	34.1	8.0
Research & Development Expenses	1.1	0.3	1.1	0.3

Operating income	86.7	24.2	113.4	26.6
Interest expense, net	11.3	3.2	17.1	4.0
Foreign exchange (gains) losses, net	(0.3)	(0.2)	—	—
Other expense (income)	—	—	(0.2)	(0.0)
Provision for income taxes	27.8	7.8	28.0	6.6

Net income (loss)	$47.9	13.4	$68.5	16.1

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2009 were $166.8 million, a decrease of $97.2 million, or 36.8%, as compared to $264.0 million for the same period in 2008. Selling price increases had a positive impact on revenue of 1.9% or $4.9 million as increases in all product lines in the United States and Canada exceeded decreases in STPP & Other Products and Purified Phosphoric Acid in Mexico. Volume and mix effects upon revenue had a negative effect of 38.7% or $102.1 million which occurred across all product lines and all reporting segments. On a unit basis, the average selling price for all Innophos products increased by 13.1% compared to 2008, while total volume shipped decreased by 44.1%.

The Company calculates pure selling price dollar variances as the selling price for the current period minus the selling price for the prior period, and then multiplies the resulting selling price difference by the prior period volume. The selling price dollar variance is then divided by the prior period sales dollars to calculate the percentage change. Volume/mix variance is calculated as the total sales variance minus the selling price variance. The following table illustrates for the three months ended June 30, 2009 the percentage changes in net sales by reportable segment compared with the same period in 2008, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
United States	42.3%	(43.9)%	(1.6)%
Canada	45.9%	(16.0)%	29.9%
Mexico	(35.5)%	(35.8)%	(71.3)%

The following table illustrates for the three months ended June 30, 2009 the percentage changes for net sales by major product lines compared with the same period in 2008, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	4.3%	(60.5)%	(56.2)%
Specialty Salts and Specialty Acids	36.5%	(35.1)%	1.4%
STPP & Other Products	(44.3)%	(26.2)%	(70.5)%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2009 was $49.4 million, a decrease of $58.5 million, or 54.2%, as compared to $107.9 million for the same period in 2008. Gross margin decreased to 29.6% for the three months ended June 30, 2009 versus 40.9% for the same period in 2008. The change in gross profit was due to unfavorable sales volume and mix impact upon revenue and higher raw material costs, which had a combined unfavorable impact of $54.6 million. Gross profit was negatively impacted by a $1.8 million inventory write-down of granular triple super-phosphate, or GTSP. Also, as a result of reduced operating rates in Mexico, the company took a charge of $1.2 million for Mexican workforce reduction costs and a charge of $2.5 million for anticipated unfulfilled contractual natural gas purchase commitments, including the unfavorable variance to current market prices, expiring in December 2009. These unfavorable affects were partially offset by higher selling prices which had a favorable impact of $4.9 million, $3.3 million favorable exchange rate impact mostly from our Mexican peso based costs, and $1.0 million lower depreciation expense. Included in the 2008 second quarter results were favorable $6.6 million of pricing settlements that were applicable to the 2008 first quarter volumes, $3.6 million of gross profit from one GTSP export shipment delayed from March into April due to a customer’s ocean shipping logistics issues, $1.3 million expense for a scheduled Geismar, LA plant maintenance outage, and $1.3 million asset impairment charge for two obsolete production units.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended June 30, 2009, these costs were $18.0 million, an increase of $0.1 million, or 0.6%, as compared to $17.9 million for the same period in 2008. The increase is primarily due to $2.1 million for our enterprise resource planning system and business redesign project (ERP), $0.6 million increase in legal expenses related to our OCP arbitration, and $0.4 million Mexican workforce reduction costs mostly offset by $0.8 million favorable exchange rate impact mostly from our Mexican peso based costs, $0.9 million lower professional fees used to support growth and other corporate initiatives, $0.4 million short-term incentive program accruals, and $0.9 million reduction in all other costs.

Operating Income

Operating income for the three months ended June 30, 2009 was $31.4 million, a decrease of $58.6 million, or 65.1%, as compared to $90.0 million for the same period in 2008. Operating income as a percentage of net sales decreased to 18.8% versus 34.1% for the same period in 2008.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2009 was $3.6 million, a decrease of $4.8 million, compared to $8.4 million for the same period in 2008. This decrease is primarily due to a gain of $3.5 million on the retirement of $10.0 million of the 9.5% Senior Unsecured Notes due April 2012, lower average interest rates and the lower average balance of our Term Loan resulting from the $54.0 million principal payments made in March 2009 mostly to satisfy the excess cash flow requirement of our credit agreement and the $72.5 million payment in May 2009 to pay off the remaining balance of the Term Loan. These decreases were partially offset by accelerated deferred financing related to the excess cash flow payment and the pay off of the Term Loan.

Foreign Exchange

Foreign exchange gain for the three months ended June 30, 2009 was $0.7 million compared to a gain of $0.2 million for the same period in 2008. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the three months ended June 30, 2009 was $10.7 million compared to $22.7 million for the comparable period of 2008. The change in tax is primarily a result of lower taxable income primarily in our Mexican operations.

Net Income

Net income for the three months ended June 30, 2009 was $17.6 million, a decrease of $41.7 million, compared to net income of $59.3 million for the same period in 2008, due to the factors described above.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2009 were $357.6 million, a decrease of $68.9 million, or 16.2%, as compared to $426.5 million for the same period in 2008. Selling price increases had a positive impact on revenue of 30.4% or $129.8 million that occurred primarily in Purified Phosphoric Acid and Specialty Salts & Specialty Acids. STPP & Other Products, which showed a net selling price decrease, was negatively affected by declines in granular triple super-phosphate (GTSP) fertilizer co-product prices. Volume and mix effects upon revenue had a negative effect of 46.6% or $198.7 million which occurred across all product lines and reporting segments. On a unit basis, the average selling price for all Innophos products increased by 20.6% compared to 2008, while total volume shipped decreased by 30.5%.

The following table illustrates for the six months ended June 30, 2009 the percentage changes in net sales by reportable segment compared with the same period in 2008, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
United States	62.5%	(49.4)%	13.1%
Canada	68.4%	(38.1)%	30.3%
Mexico	(6.6)%	(44.3)%	(50.9)%

The following table illustrates for the six months ended June 30, 2009 the percentage changes for net sales by major product lines compared with the same period in 2008, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	40.6%	(76.1)%	(35.5)%
Specialty Salts and Specialty Acids	61.1%	(46.0)%	15.1%
STPP & Other Products	(25.3)%	(22.4)%	(47.7)%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2009 was $119.2 million, a decrease of $29.4 million, or 19.8%, as compared to $148.6 million for the same period in 2008. Gross margin decreased to 33.3% for the six months ended June 30, 2009 versus 34.8% for the same period in 2008. The change in gross profit was due to unfavorable sales volume and mix impact upon revenue and higher raw material costs, which had a combined unfavorable impact of $165.8 million. Gross profit was negatively impacted by a $1.8 million inventory write-down of GTSP. Also, as a result of reduced operating rates in Mexico, the company took a charge of $1.6 million for Mexican workforce reduction costs and a charge of $2.5 million for anticipated unfulfilled contractual natural gas purchase commitments, including the unfavorable variance to current market prices, expiring in December 2009. These unfavorable effects were partially offset by higher selling prices which had a favorable impact of $129.8 million, $6.7 million favorable exchange rate impact mostly from our Mexican peso based costs, $1.2 million favorable inventory re-pricing, and $2.0 million lower depreciation expense. The favorable inventory re-pricing resulted from volumes being sold at 2008 carrying costs which were replaced by higher 2009 raw material costs. Included in 2008 results were $1.3 million expense for a scheduled Geismar, LA plant maintenance outage, and $1.3 million asset impairment charge for two obsolete production units.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the six months ended June 30, 2009, these costs were $32.5 million, a decrease of $2.7 million, or 7.7%, as compared to $35.2 million for the same period in 2008. The decrease is due to $2.1 million lower legal and other fees which were incurred in 2008 to comply with the DOJ STPP document request subpoena, $2.2 million lower professional fees used to support growth and other corporate initiatives, $1.3 million lower short-term incentive program accruals, and $1.5 million favorable exchange rate impact from our Mexican peso based costs, partially offset by $1.5 million increased legal expenses related to our OCP arbitration, $2.3 million for our enterprise resource planning system and business redesign project (ERP), $0.4 million Mexican workforce reduction costs ,and $0.2 million increase in all other costs.

Operating Income

Operating income for the six months ended June 30, 2009 was $86.7 million, a decrease of $26.7 million, or 23.5%, as compared to $113.4 million for the same period in 2008. Operating income as a percentage of net sales decreased to 24.2% versus 26.6% for the same period in 2008.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2009 was $11.3 million, a decrease of $5.8 million, compared to $17.1 million for the same period in 2008. This decrease is primarily due to a gain of $3.5 million on the retirement of $10.0 million of the 9.5% Senior Unsecured Notes due April 2012, lower average interest rates and the lower average balance of our Term Loan resulting from the $54.0 million principal payments made in March 2009 mostly to satisfy the excess cash flow requirement of our credit agreement and the $72.5 million payment in May 2009 to pay off the balance of the Term Loan. These decreases were partially offset by accelerated deferred financing related to the excess cash flow payment and the pay off of the Term Loan.

Foreign Exchange

Foreign exchange gain for the six months ended June 30, 2009 was $0.3 million compared to zero for the same period in 2008. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the six months ended June 30, 2009 was $27.8 million compared to $28.0 million for the comparable period of 2008. The change in tax is primarily a result of lower taxable income in our Mexican operations partially offset by higher taxable income in our U.S. and Canadian operations.

Net Income

Net income for the six months ended June 30, 2009 was $47.9 million, a decrease of $20.6 million, compared to net income of $68.5 million for the same period in 2008, due to the factors described above.

Segment Reporting

The company reports its operations in three reporting segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Net Sales % Change
Segment Net Sales
United States	$115,594	$117,427	(1.6%)
Mexico	39,422	137,527	(71.3%)
Canada	11,750	9,046	29.9%

Total	$166,766	$264,000	(36.8%)

Segment Operating Income
United States	$28,615	$13,057
Mexico	(1,697)	75,526
Canada	4,517	1,368

Total	$31,435	$89,951

Segment Operating Income % of net sales
United States	24.8%	11.1%
Mexico	(4.3%)	54.9%
Canada	38.4%	15.1%

	Six months ended June 30, 2009	Six months ended June 30, 2008	Net Sales % Change
Segment Net Sales
United States	$237,779	$210,277	13.1%
Mexico	97,849	199,411	(50.9%)
Canada	21,955	16,850	30.3%

Total	$357,583	$426,538	(16.2%)

Segment Operating Income
United States	$69,486	$17,621
Mexico	5,820	93,036
Canada	11,415	2,722

Total	$86,721	$113,379

Segment Operating Income % of net sales
United States	29.2%	8.4%
Mexico	5.9%	46.7%
Canada	52.0%	16.2%

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Segment Net Sales:

In the United States net sales decreased 1.6% for the three months ended June 30, 2009 when compared with the same period in 2008. Selling prices increased sales by 42.3% which occurred across all product lines. Volume and mix impact upon revenue was a decrease of 43.9% which occurred across all product lines.

In Mexico net sales decreased 71.3% for the three months ended June 30, 2009 when compared with the same period in 2008. Selling prices decreased sales by 35.5% which occurred primarily in STPP & Other Products and Purified Phosphoric Acid. Volume and mix impact upon revenue was a decrease of 35.8% which occurred across all products.

In Canada net sales increased 29.9% for the three months ended June 30, 2009 when compared with the same period in 2008. Selling prices increased sales 45.9% which occurred across all product lines. Volume and mix impact upon revenue was a decrease of 16.0% which occurred primarily in Purified Phosphoric Acid.

Overall, the decreased volume and mix impact upon revenue seen in all segments is indicative of the reduced demand caused by the economic crisis along with increased competitive pressure.

Segment Operating Income % of Net Sales:

The 13.7% increase in the United States for the three months ended June 30, 2009 compared with the same period in 2008 is mainly due to higher selling prices which partially offset decreased volume and mix impacts upon revenue and higher raw material costs.

The 59.2% decrease in Mexico for the three months ended June 30, 2009 compared with the same period in 2008 is due to decreased selling prices, decreased volume and mix effects upon revenue and increased raw material costs. Gross profit was negatively impacted by a $1.8 million inventory write-down of GTSP. Also, as a result of reduced operating rates in Mexico, the company took a charge of $1.2 million for Mexican workforce reorganization costs and a charge of $2.5 million for anticipated unfulfilled contractual natural gas purchase commitments, including the unfavorable variance to current market prices, expiring in December 2009. This was partially offset by a favorable exchange rate impact from our Mexican peso based costs.

The 23.3% increase in Canada for the three months ended June 30, 2009 compared with the same period in 2008 is primarily due to higher selling prices partially offset by unfavorable volume and mix impacts on revenue and higher raw material costs.

During the three month period ending June 30, 2009 depreciation and amortization expense was $6.6 million in the United States, $0.6 million in Canada and $5.0 million in Mexico.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Segment Net Sales:

In the United States net sales increased 13.1% for the six months ended June 30, 2009 when compared with the same period in 2008. Selling prices increased sales by 62.5% which occurred across all product lines. Volume and mix impact upon revenue was a decrease of 49.4% which occurred across all product lines.

In Mexico net sales decreased 50.9% for the six months ended June 30, 2009 when compared with the same period in 2008. Selling prices decreased sales by 6.6%, mainly in STPP and Other Products which exceeded increases in all other product lines. Volume and mix impact upon revenue was a decrease of 44.3% which occurred across all product lines.

In Canada net sales increased 30.3% for the six months ended June 30, 2009 when compared with the same period in 2008. Selling price increased sales 68.4% with increases across all product lines. Volume and mix impact upon revenue was a decrease of 38.1% with decreases across all product lines.

Segment Operating Income % of Net Sales:

The 20.8% increase in the United States for the six months ended June 30, 2009 compared with the same period in 2008 is mainly due to favorable selling prices partially offset by unfavorable volume and mix impacts upon revenue and higher raw material costs. Operating expenses were lower due to legal and other fees which were incurred in 2008 to comply with the DOJ STPP document request subpoena, lower professional fees used to support growth and other corporate initiatives, lower short-term incentive program accruals partially offset by increases due to our enterprise resource planning system and business redesign project (ERP).

The 40.8% decrease in Mexico for the six months ended June 30, 2009 compared with the same period in 2008 is due to unfavorable selling prices and unfavorable volume and mix impacts upon revenue, increased raw material costs, and increased operating expenses. Gross profit was negatively impacted by a $1.8 million inventory write-down of GTSP. Also, as a result of reduced operating rates in Mexico, the Company took a charge of $2.0 million for Mexican workforce reorganization costs and a charge of $2.5 million for anticipated unfulfilled contractual natural gas purchase commitments, including the unfavorable variance to current market prices, expiring in December 2009.

The 35.8% increase in Canada for the six months ended June 30, 2009 compared with the same period in 2008 is due to increased selling prices partially offset by unfavorable volume and mix impact on revenue and higher raw material costs.

During the six month period ending June 30, 2009 depreciation and amortization expense was $12.8 million in the United States, $1.0 million in Canada, and $10.0 million in Mexico.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Six months ended June 30, 2009	Six months ended June 30, 2008
Operating Activities	$116.7	$44.2
Investing Activities	(7.6)	(9.3)
Financing Activities	(140.7)	1.9

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Net cash provided from operating activities was $116.7 million for the six months ended June 30, 2009 as compared to $44.2 million for the same period in 2008, an increase in cash of $72.5 million. The increase in operating activities cash resulted from favorable changes of $94.0 million in net working capital and $1.1 million in non-current assets, unfavorable changes of $20.6 million in net income as described earlier and $2.0 million in non-cash items affecting net income.

The change in net working capital is a source of cash of $41.1 million in 2009 compared to a use in 2008 of $52.9 million, an increase in cash of $94.0 million. The increase in cash is mainly due to decreases in accounts receivable and inventory, and increased other current liabilities, partially offset by decreased accounts payable. As the Company works off the inventory built in 2008 prior to the 2009 raw material cost increases, the Company anticipates reducing inventory levels further over the coming quarters.

Net cash used for investing activities was $7.6 million for the six months ended June 30, 2009, compared to $9.3 million for the same period in 2008, a decrease in the use of cash of $1.7 million. This was due to $1.5 million lower capital spending, and $0.2 million lower capitalized interest.

In the second quarter of 2009 the Company has launched an enterprise resource planning, or ERP, system and business process redesign project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. The Company had spent approximately $3.6 million as of June 30, 2009 and future expenditures on the ERP project are expected to total approximately $18 to $21 million by the end of 2010, with approximately two-thirds of this spending anticipated as capital expenditures and one-third as operating expense.

The Company is investing to grow its food, beverage and pharmaceutical phosphate business, especially geographically, and also to diversify its raw material supply long term. Projects are underway in the U.S. to debottleneck and increase production capabilities of various specialty salts. Additionally, in conjunction with the investment in the Coatzacoalcos facility to more than double its existing food grade purified phosphoric acid capacity by the first quarter 2010, the site personnel have conducted successful production tests of several additional food grade salts to enable a shift in focus from detergency to the multiple food market segments served by salts and acid.

Innophos currently estimates that full exploration costs to a proven reserves standard for the Santo Domingo deposit could require expenditures of $10 to $15 million over a three year period. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. It is estimated that 2009 and 2010 expenditures will be approximately $5 to $10 million, with efforts primarily focused on the Santo Domingo deposit. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.

Management continues to project total 2009 capital expenditures to approximate $30 million.

Net cash from financing activities for the six months ended June 30, 2009 was a use of $140.7 million, compared to a source of $1.9 million in for the same period in 2008, a decrease in cash of $142.6 million. This is due to a $125.5 million higher Term Loan principal payment to satisfy the excess cash flow requirement for 2008 and subsequently to pay off the remaining balance of the Term loan as described below, a $10.0 million revolver draw in 2008 not necessary in 2009, a $6.5 million payment to retire a portion of the Senior Unsecured Notes due 2012, $1.0 million deferred financing charges on our new loan and security agreement, and $0.1 million higher dividend payments, partially offset by $0.5 million higher proceeds from stock option exercises.

We believe that on-hand cash combined with cash generated from operations will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. However, future operating performance is subject to prevailing economic and competitive conditions and other factors that are uncertain. If the cash flows and other capital resources available to the Company are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from the Company’s current operating plan. On May 22, 2009, our wholly owned subsidiary Innophos, Inc. and its wholly owned subsidiary, Innophos Canada, Inc. entered into a Loan and Security Agreement (the “Loan Agreement”) with certain lenders (collectively, the “Lenders”) including Wachovia Bank, National Association, as agent.

The Loan Agreement provides the Company with a revolving line of credit from the Lenders of up to $65.0 million in the aggregate, with a $20 million letter of credit sub-facility, terminating on May 22, 2013. The amount actually available to the Company may be less than the maximum credit and will vary from time to time depending on, among other factors, the amount of its net eligible inventory and accounts receivable as calculated for purposes of the Loan Agreement. The obligations of the Company under the Loan Agreement are secured by the accounts receivable, inventory and other assets of Innophos, Inc. and Innophos Canada, Inc., not including equipment or real property. Innophos Inc.’s Mexico-based subsidiaries are excluded from certain of the covenants under the Loan Agreement, do not guaranty the indebtedness of Innophos, Inc. and Innophos Canada, Inc. incurred under it, and do not furnish collateral in connection with it.

As of June 30, 2009, the Company had $51.8 million excess availability, above the minimum excess availability requirements, as calculated in accordance with the Loan Agreement and there was no amount outstanding on the revolving credit line. A total of $1.8 million in face amount of letters of credit were issued under the sub-facility to support instruments outstanding under a prior credit facility terminated on May 22, 2009.

The Company was party to a Credit Agreement dated as of August 13, 2004, as subsequently amended (the “2004 Credit Facility”). On May 22, 2009, the Company entered into a Termination Agreement with the agent and J P Morgan Chase Bank, N.A. and National City Bank, the latter two as issuing banks relating to letters of credit, pursuant to which, among other things, the 2004 Credit Facility was terminated, the Company paid the $72.7 million of outstanding term loan balance (principal and accrued interest) from cash on hand, and security held by the lenders on substantially all the Company’s property was released.

On April 13, 2009 the Company purchased $10.0 million of the 9.5% Senior Unsecured Notes due April 2012 for $6.5 million. The $3.5 million retirement gain is reflected as interest income in our Consolidated Statement of Operations in the second quarter of 2009. The Company also recorded accelerated deferred financing costs of approximately $0.2 million in the second quarter of 2009.

Restricted cash consists of escrow funds agreed to be deposited in connection with a dispute between the Company and a third party. The escrow funds will be disbursed in accordance with the agreed terms upon the satisfaction of the dispute.

	Years ending December 31,
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
2004 Senior Subordinated Notes
Due 2014 (1)	282,745	8,432	16,862	16,863	16,862	16,863	206,863
Future service pension benefits	7,748	444	526	581	657	730	4,810
Other (2)	801,359	84,975	83,540	83,540	83,540	83,540	382,224
Operating leases	16,889	4,260	3,668	2,980	2,096	1,450	2,435
Senior Unsecured Notes Due 2012 (3)	71,960	2,660	5,320	5,320	58,660	—	—

Total	$1,180,701	$100,771	$109,916	$109,284	$161,815	$102,583	$596,332

(1)	Amounts include fixed rate interest payments at 8.875% for years 2009 and thereafter.
(2)	Represents minimum annual purchase commitments to buy raw materials and 2009 energy commitments from suppliers.
(3)	Represents the $56.0 million remaining balance of the Senior Unsecured Notes which were issued on April 16, 2007. Amounts include fixed rate interest payments at 9.5% for years 2009 and thereafter.

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

At June 30, 2009, we had $246.0 million principal amount of fixed-rate debt and a $65.0 million revolving credit facility which has not been drawn upon.

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

We have purchased forward natural gas contracts which require us to purchase a portion of our monthly natural gas usage requirements at a fixed price. These contracts are for periods September 2008 through December 2009, and apply to our U.S., Canadian and Mexican facilities. As a result of lower operating rates in our Mexican operations, we have recorded a $2.5 million charge for these anticipated unfulfilled contractual natural gas purchase commitments, including the unfavorable variance to current market prices, expiring in December 2009.

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

As of June 30, 2009, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 13 to our consolidated condensed financial statements, “Commitments and Contingencies,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K other than as mentioned below.

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

Our overall success as a multinational business depends, in part, upon our ability to succeed in differing economic, social and political conditions. Among other things, we are faced with potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks posed by local customers and distributors. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business. These risks are not limited to just those countries in which we operate facilities. For example, our Mexican operations and indirectly our Geismar operations, (where we recently exercised an option extending to July 2021 our long-term purchase agreement for merchant green acid converted from phosphate rock), are supplied with phosphate rock from Morocco, including territories under disputed Moroccan sovereignty claims, and both could be subject to the risk of adverse affects that may arise from local political unrest.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On June 2, 2009, we held our Annual Meeting at which the matters described under item 4(c) below were submitted to a vote of security holders.

(b)	Not applicable.

(c)	The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

(i)	Election of directors:

Nominee	For	Withheld
Gary Cappeline	19,477,302	443,272
Amado Cavazos	19,542,922	443,272
Randolph Gress	19,204,391	443,272
Linda Myrick	19,478,243	443,272
Karen Osar	19,476,633	443,272
John Steitz	19,539,256	443.272
Stephen Zide	19,534,298	443,272

(ii)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2009:

For	Against	Abstain
19,968,303	21,204	59,534

(iii)	Approval of the Innophos Holdings, Inc. 2009 Long Term Incentive Plan:

For	Against	Abstain	Broker Non-Vote

12,460,609	4,257,008	15,044	3,316,380

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 6, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated August 6, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated August 6, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated August 6, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress

By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 6, 2009

INNOPHOS HOLDINGS, INC.

/s/ Mark Feuerbach

By:	Mark Feuerbach
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2009

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 6, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated August 6, 2009 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated August 6, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated August 6, 2009 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002