Form 10-K
period 2009-12-31
Innophos Holdings, Inc.
filed 2010-03-08
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC, 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $353.8 million as of June 30, 2009, the last business day of the Registrant’s most recently completed second quarter (based on the NASDAQ National Market closing price on that date).

As of February 28, 2010, the registrant had 21,386,969 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held June 11, 2010	III (Items 10, 11, 12, 13 and 14)

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

Our Company

Innophos commenced operations as an independent company in August 2004 after purchasing our North American specialty phosphates business from affiliates of Rhodia, S.A., or Rhodia. In November 2006, we completed an initial public offering and listed our Common Stock for trading on the NASDAQ Stock Market under the symbol “IPHS”.

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

Key Product Lines

We have three principal product lines: (i) Specialty Salts and Specialty Acids, (ii) Purified Phosphoric Acid, and (iii) Technical Sodium Tripolyphosphate (STPP) & Other Products. Our products serve diverse end-use markets which historically have exhibited stable demand growth.

Specialty Salts and Specialty Acids

Specialty Salts and Specialty Acids are the most highly engineered products in our portfolio. There are a wide range of application-specific products for Specialty Salts, such as flavor enhancers in beverages, electrolytes in sports drinks, texture modifiers in cheeses, leavening agents in baked goods, calcium and phosphorus sources for nutritional supplements, pharmaceutical excipients and abrasives in toothpaste. Specialty Acids are used in industrial applications such as asphalt modification and petrochemical catalysis.

The table below presents a list of the main Specialty Salts and Specialty Acids sold by us in 2009:

Product	Description/End-Use Application

Sodium Aluminum Phosphate, Acidic and Basic (“SALP”)	Premier leavening agent for baking mixes, cakes, self-rising flours, baking powders, batter & breadings (acidic). Improves melting properties of cheese (basic).

Sodium Acid PyroPhosphate (“SAPP”)	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; provides moisture and color retention in poultry and meat.

Sodium HexaMetaPhosphate (“SHMP”)	Water treatment applications; anti-microbial and sequestrant in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate (“MCP”)	Leavening agent in double-acting baking powder; acidulant; buffering agent.

Dicalcium Phosphate (“DCP”)	Toothpaste abrasive; leavening agent; calcium fortification.

Tricalcium Phosphate (“TCP”)	Calcium and phosphorus fortifier in food and beverage applications (e.g., orange juice, cereals, and cheese); flow aid; additive in expandable polystyrene.

Pharma Calcium Phosphates (“A-Tab®”, “Di-Tab®”, “Tri-Tab®”)	Excipients in vitamins, minerals, nutritional supplements and pharmaceuticals.

Ammonium Phosphates (“MAP”, “DAP”)	High-end fertilizer products for horticultural use; flame retardant; cigarette additives; culture nutrient.

Potassium Phosphates (“TKPP”, “DKP”, “MKP”, “KTPP”)	Water treatment; sports drinks; buffering agent; improves tenderness in meat, seafood and poultry applications; horticulture applications.

Product	Description/End-Use Application

Specialty Acids (e.g., Polyacid, High Purity)	Additive improving performance properties of asphalt; electronic applications.

Sodium Blends (e.g., Sodium Tripolyphosphate (STPP (food grade)))	Ingredient improving yield, tenderness, shelf life, moisture and color retention in meat, seafood and poultry applications.

Other (Sodium Bicarbonate, Calcium Acid Pyrophosphate (“CAPP”), Tetrasodium Pyrophosphate (“TSPP”), Mono, Di, & Trisodium Phosphates (“MSP”, “DSP”, “TSP”))	Baking powders; gelling agent in puddings; cheese emulsifiers.

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

Our major competitor in the downstream Specialty Salts and Specialty Acids is Israel Chemicals Limited, or ICL.

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

Our major PPA competitor is Potash Corporation of Saskatchewan Inc., or PCS, a global fertilizer company for which specialty phosphates represents only a small part of its business. We consume the majority of our PPA production in our downstream operations and sell the remainder on the North American merchant market and to other downstream phosphate derivative producers, where we compete with PCS. To the best of our knowledge, PCS does not have any downstream technical or food grade phosphate derivative production capacity, other than a small potassium phosphate salt unit which primarily operates under a contract manufacturing arrangement.

Technical Grade Sodium Tripolyphosphate (STPP) & Other Products

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

Our major STPP competitor is Mexichem, S.A.B. de C.V., or Mexichem, in Mexico. Currently, Mexichem produces STPP at two manufacturing locations in Mexico.

Over the past several decades, there have been efforts to reduce the use of STPP in consumer and institutional cleaners. In the 1980’s STPP use in consumer laundry applications was discontinued in the U.S. and Canada. Over the last several years momentum has gained in eliminating STPP use in consumer automatic dishwashing applications in the U.S. and Canada. It is expected that most detergent manufacturers will discontinue the use of STPP in automatic dishwashing detergent applications during 2010. The Industrial & Institutional market has also reformulated some of its products to reduce STPP content in an effort to market a lower cost and reduced phosphate content product line. In 2008, a global retailer began an initiative to materially reduce the use of STPP in consumer laundry detergent in Latin America by 2011. In January 2009, our largest customer, Quimir, a division of Mexichem, closed its largest STPP plant. Our Mexican operations have historically dedicated a significant portion of their capacity to the production of STPP directly and have sold purified acid to other producers of STPP. In anticipation of reduced detergent grade STPP related demand Innophos Mexico is investing in upgrading the food grade acid and salts capability of the Coatzacoalcos facility, and consequently substantially reducing the portion of capacity dedicated to detergent grade products.

Our Industry

The North American marketplaces for each of our product lines have seen consolidation to two primary producers and several secondary suppliers. We consider the two key producers in each product category to be: (i) our Company and ICL, which acquired Astaris LLC, or Astaris, in 2005, in Specialty Salts and Specialty Acids; (ii) our Company and PCS, in Purified Phosphoric Acid; and (iii) our Company and Mexichem in Technical STPP. The production of specialty phosphates begins with phosphate rock, which can be processed in two alternative ways to produce Purified Phosphoric Acid (PPA): (i) the thermal acid method, in which elemental phosphorus is combusted in a furnace and subsequently hydrated to produce purified phosphoric acid; or (ii) the purified wet acid method (PWA), in which mined phosphate rock is reacted with sulfuric acid to produce merchant green acid, or MGA, (agricultural grade phosphoric acid), which is then purified through solvent-based extraction into purified phosphoric acid. The conversion of merchant green acid into purified phosphoric acid (PPA) is a technically complex and a capital-intensive process.

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

Consolidation of producers has been most significant in the Specialty Salts and Specialty Acids market.

In addition to consolidation of producers, uneconomic production capacity has been eliminated in North America across all three major specialty phosphate product categories. For instance, in 2001, Rhodia closed its specialty salts and specialty acids plants in Buckingham, Quebec and Morrisville, Pennsylvania. In 2002, Vicksburg Chemical Company closed a specialty salts plant in Vicksburg, Mississippi. In 2003 and 2004, Astaris closed three manufacturing facilities, eliminating roughly 320,000 metric tons of capacity: a purified wet phosphoric acid plant in Conda, Idaho; a specialty salts plant in Trenton, Michigan; and an STPP plant in Green River, Wyoming. In January 2009, Mexichem closed its Coatzacoalcos facility eliminating approximately 50% of their estimated STPP capacity.

In June 2006, PCS started up a fourth PWA based purified phosphoric acid production train at its Aurora, NC facility, a capacity addition less than the estimated combined level of 2006 North American PPA imports and domestic PPA produced via the thermal process. The PCS capacity increase was also comparable in capacity to the Astaris Idaho plant closed in 2003 following a failed start-up.

Penetration from Imports

Over the past several years, we estimate that imports, including domestically located production facilities owned by foreign based organizations, have accounted for approximately 15-20% of the North American specialty phosphate market. This market share has been fairly stable for the last two years; however, China imports of STPP and Phosphoric acid increased in 2009, off-setting reductions in phosphoric acid imports from Belgium & Israel.

The following are the primary importers of purified phosphoric acid products and derivatives into North America: (i) Prayon SA, or Prayon, and Rotem Amfert Negev Ltd. (a subsidiary of ICL) for purified phosphoric acid, with Prayon primarily supplying acid to its specialty salts manufacturing facility in Augusta, Georgia; and (ii) various Chinese, European, and Israeli specialty phosphate manufacturers such as Chemische Fabrik Budenheim, Thermphos, Hubei Xingfa, Jiangyin Chengxing, Guangxi Mingli and BK Giulini Chemie GmbH & Co. (a subsidiary of ICL) for specialty salts and STPP.

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

For the years ended December 31, 2007, 2008 and 2009, we generated net sales of $579.0 million, $934.8 million and $666.8 million, respectively. Net sales by end-market were as follows:

The company delivered record revenues in 2008 as we responded to rapidly rising market raw material costs by effectively raising our own selling prices. By early 2009, raw material costs had fallen rapidly together with recessionary economic conditions that also negatively impacted demand in 2009 compared to 2008. We responded with reductions in our own selling prices during 2009. Through this period our continued focus on demonstrating the value of our products and service to high value end markets has enabled us to significantly enhance our mix with now over 50% of our sales into pharmaceutical, food, beverage and oral care applications.

Raw Materials and Energy

We purchase a range of raw materials and energy sources on the open market, including phosphate rock, sulfur and sulfuric acid, agricultural grade phosphoric acid (also known as MGA), PPA, natural gas and electricity. To help secure supply, we purchase several of our key raw materials under long-term contracts generally providing for fixed or minimum quantities of materials, or purchase of our full requirements, and predetermined pricing formulae based on various market indices and other factors. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw material . We are not integrated vertically back to our sources of supply by ownership interests, joint ventures or affiliated companies, as a result of which raw materials acquisition at economical price levels is a major risk of our business. See Item 1A “Raw Materials Availability and Pricing” of this Report Form 10-K.

Phosphate Rock and Merchant Green Acid (MGA). MGA is the main raw material for the creation of our downstream salts and acids. We purchase MGA for processing at our Geismar, LA facility through a long-term agreement with PCS. At our Coatzacoalcos facility in Mexico we typically purchase phosphate rock in order to produce MGA internally; however, we can also process externally purchased MGA, available from various suppliers globally. We have an agreement with OCP, S.A., or OCP, for the supply of phosphate rock to Mexico, which is scheduled to expire on September 10, 2010. The price we pay OCP under this contract was settled annually based on parameters established in the contract and has now been fixed for the remainder of the current contract. During 2008 and 2009 volatility in the market price of phosphate rock led to a dispute between OCP and Innophos over the application of the supply contract pricing clause. Having failed to settle these differences by negotiation the parties began arbitration at the ICC in Paris over the pricing dispute and counterclaims made by OCP asserting a failure by Innophos to meet implied minimum purchase and exclusivity commitments. This dispute was settled on February 24, 2010, details of the settlement are included in Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”. We are currently in active negotiations with several suppliers for phosphate rock supply once the OCP contract expires.

Sulfur and Sulfuric Acid. Sulfur is the key raw material used in the production of Sulfuric Acid. Sulfuric acid is a key raw material used in the production of merchant green acid. We produce the vast majority of the sulfuric acid required to operate our Coatzacoalcos facility. The majority of the sulfuric acid required for the production of MGA by PCS, at Geismar is supplied by Rhodia. Our U.S. needs for sulfuric acid and our Mexican needs for sulfur are handled through long term contracts with Rhodia and Pemex-Gas y Petroquimica Basica, or PEMEX, respectively.

Purified Phosphoric Acid. The key raw material input for all of our downstream Specialty Salt and Specialty Acid operations is PPA. We purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from PCS with whom we have a long-term supply contract. In 2009 Innophos produced approximately 70 percent and purchased approximately 30 percent of its total PPA supply.

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

Our research expenditures were $1.9 million, $2.3 million and $2.0 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

Environmental and Regulatory Compliance

Certain of our operations involve manufacturing ingredients for use in food, nutritional supplement and pharmaceutical excipient products, and therefore must comply with stringent U.S. Food and Drug Administration, or FDA or the U.S. Department of Agriculture, or USDA good manufacturing practices as well as the quality requirements of our customers. In addition, our operations that involve the use, handling, processing, storage, transportation and disposal of hazardous materials, are subject to extensive and frequently changing environmental regulation by federal, state, and local authorities, as well as regulatory authorities with jurisdiction over our foreign operations. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require operating permits that are subject to renewal or modification. Violations of health and safety and environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of an operating permit, third-party claims for property damage or personal injury, or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Due to changes in health and safety and environmental laws and regulations, the time frames when those laws and regulations might be applied, and developments in environmental control technology, we cannot predict with certainty the amount of capital expenditures to be incurred for environmental purposes.

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

We currently have in force insurance policies covering property, general liability, excess liability, workers’ compensation/employer’s liability, product liability, product recall, fiduciary and other coverages. We seek to maintain coverages consistent with market practices and required by those with whom we do business. We believe that we are appropriately insured for the insurable risks associated with our business.

Employees

As of December 31, 2009, we had approximately 990 employees, of whom 693 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2011 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 912 through April 15, 2010 at the Nashville facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2011 at the Chicago (Waterway) facility; the United Steelworkers of America, Local No. 6304 through April 30, 2011 at the Port Maitland, Ontario facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Similares y Conexos de la República Mexicana, at the Mexico facilities. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June 2010.

Executive Officers

The following table and biographical material present information about the persons serving as our executive officers, and key employees:

Name	Age	Position
Randolph Gress	54	Chairman of the Board, Chief Executive Officer, President and Director
Neil Salmon	41	Vice President and Chief Financial Officer
William Farran	60	Vice President, General Counsel and Corporate Secretary
Charles Brodheim	46	Corporate Controller
Louis Calvarin	46	Vice President—Operations
Mark Feuerbach	51	Vice President—Treasury, Financial Planning & Analysis

Name	Age	Position
Joseph Golowski	48	Vice President—Sales
Wilma Harris	64	Vice President—Human Resources
Russell Kemp	50	Vice President—Research & Development
Michael Lovrich	56	Vice President—Supply Chain
Abraham Shabot	48	Vice President—Director General—Innophos Latin America
Mark Thurston	50	Vice President—Corporate Strategy and Worldwide Business Development
Timothy Treinen	59	Vice President—Phosphates Business

Biographical Material

Randolph Gress is Chairman of the Board, Chief Executive Officer, President and Director of Innophos. Mr. Gress has served as Chief Executive Officer of Innophos since August 2004. Previously, Mr. Gress joined Rhodia in 1997 and became Vice President and General Manager of the sulfuric acid business. He was named global President of Specialty Phosphates (based in the U.K.) in 2001. Prior to joining Rhodia, Mr. Gress spent fourteen years at FMC Corporation where he worked in various managerial capacities in the Chemical Products, Phosphorus Chemicals and Corporate Development groups. From 1977 to 1980, Mr. Gress worked at Ford Motor Company in various capacities within the Plastics, Paint and Vinyl Division. Mr. Gress earned a B.S.E. in Chemical Engineering from Princeton University and an M.B.A. from Harvard Business School.

Neil Salmon is Vice President and Chief Financial Officer of Innophos. Mr. Salmon joined Innophos in October 2009. Previously he spent around 20 years with Imperial Chemical Industries PLC (ICI), holding a succession of divisional and corporate finance roles across various specialty chemicals businesses in Africa, US, UK and Asia Pacific. Most recently he was CFO of the Adhesives Business Group, a $2 billion division, operating globally. From 2004-2007 he was CFO of the Asia Pacific division of National Starch and Chemical, an ICI subsidiary. Mr. Salmon is a Chartered Management Accountant and earned an M.A. (Hons) in Politics, Philosophy and Economics from Oxford University.

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

Mark Feuerbach was appointed Vice President—Treasury, Financial Planning & Analysis of Innophos in April, 2005 and had previously served as Chief Financial Officer of Innophos from August 2004 through April 2005 and again served as Chief Financial Officer from June through September 2009. Mr. Feuerbach joined Rhodia in 1989 and was Global Finance Director of Specialty Phosphates from 2000 to 2004, including a two-year assignment in the U.K. immediately following the purchase of the phosphates business of Albright & Wilson. Prior to this assignment, Mr. Feuerbach was the Finance Director of Rhodia’s North American phosphates business from 1997 to 2000 and he previously held various finance positions in a number of Rhodia’s businesses. Prior to joining Rhodia, Mr. Feuerbach held various accounting and finance positions in both manufacturing and service companies. Mr. Feuerbach earned a B.A. in Business Administration/Accounting from Rutgers College and an M.B.A. in Finance/Information Systems from Rutgers Graduate School of Management.

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

Russell Kemp is Vice President—Research & Development of Innophos. Mr. Kemp joined Rhodia in 1989, first holding several manufacturing management jobs and – from 1998 through 2007 – fulfilling a business management role. Previously, he worked as a process and production engineer at Monsanto Company. Mr. Kemp earned a BS in Chemical Engineering from the Colorado School of Mines and an MBA from Southern Illinois University – Edwardsville.

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

Abraham Shabot is Vice President and Director General—Innophos Latin America. Mr. Shabot joined Innophos in July 2009. Prior to joining Innophos, he served as Managing Director of Kaltex Fibers, a leading acrylic fiber producer in the Americas, from 2007 to 2009. Before that, he held various positions in Sales and Business Development for Comex, a large Mexican building supplies manufacturer and distributor. In addition, he was Latin American Director for Polyone Corporation, a large publicly held manufacturer and distributor of plastic resin and rubber compounds. He earned a degree in Chemical Engineering from Iberoamericana University in Mexico City.

Mark Thurston is Vice President—Corporate Strategy and Worldwide Business Development. Prior to his appointment to his current role in 2009, Mr. Thurston served as Vice President—Specialties of Innophos from 2004 through 2008. Mr. Thurston joined Rhodia in 1985 working in Fine Organics and has been Business Director of Specialties since February 2004. Previously, Mr. Thurston was a Vice President and General Manager of Food Ingredients North America from 2002 to 2004 and, prior to that, worked in various sales and marketing capacities for Rhodia. Mr. Thurston previously worked at RTZ Corp. as an assistant planning and marketing manager and an assistant production manager. Mr. Thurston earned a B.S. in Chemical Engineering from the University of Aston in Birmingham, England.

Timothy Treinen is Vice President—Phosphates Business of Innophos. Mr. Treinen joined Rhodia in 2000 as the Global Asset Director, Acid and had been a Business Director of Performance Chemicals since February 2004. Prior to joining Rhodia, Mr. Treinen spent thirteen years at Albright & Wilson where he worked as a Vice President and General Manager of Industrial Chemicals from 1994 to 2000. Previously, Mr. Treinen worked at Tenneco Inc. in the finance department in various capacities including strategic planning, plant controller and accounting manager. Mr. Treinen earned a B.B.A. in Accounting from the University of Iowa.

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

Risks Related to Our Business Operations

Raw Materials Availability and Pricing

Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, MGA, PPA and energy (principally natural gas and electricity). Our raw materials are generally purchased under long-term supply contracts typically priced according to predetermined formulae dependent on price indices or market prices. The prices we pay under these contracts generally may lag the market prices of the underlying raw material. In periods of increasing market prices, these long-term supply contracts tend to be favorable to the Company, possibly by material amounts. Conversely, in periods of decreasing market prices, these long-term supply contracts tend to be unfavorable to the Company, possibly by material amounts. We do not typically engage in futures or other derivatives contracts to hedge against fluctuations in future prices. These effects may also be amplified in the case of supply contracts that have multiple-year durations. The Company may enter into sales contracts where the selling prices for our products (or some of the components within a specific pricing formula) are fixed for a period of one year, exposing us to volatility in raw materials prices that we acquire on a spot market basis.

Various market conditions can affect the price and supply of our raw materials. Because phosphate rock is also used globally for fertilizer production, the cost of that material is heavily influenced by demand conditions in the fertilizer market and freight costs, which traditionally have been volatile, and both of which escalated rapidly during 2007 and 2008, although they have declined since the fourth quarter of 2008 and throughout 2009. We obtain substantially all our phosphate rock for our Coatzacoalcos, Mexico facility from OCP, a state-owned mining company in Morocco under a 1992 supply agreement set to expire September 10, 2010, with an option to take delivery of a portion of the committed volume through December 2010. Our supply of that material could be affected by capacity constraints, political unrest, or weather conditions in the areas where our supplier operates or a failure to reach new supply agreements. Innophos has also been exploring various alternatives for phosphate rock and MGA, supplies around the world to reduce our dependence on a single supplier for phosphate rock. Through plant trials at production scale and in our pilot plant, we have made significant progress in confirming our ability to use multiple sources of rock and MGA. At the present time, we do not have committed volume beyond the expiry of our OCP contract; however, we are in active discussions with several suppliers.

New supply arrangements may be on long-term contracts with historical market index pricing similar to OCP or be based on more current market prices. We cannot guarantee that all our production needs in Mexico (at least when measured at historic levels) could be met from alternative rock sources or downstream intermediate products, such as MGA or, that we could do so without significant purchases at spot market prices. We also cannot guarantee that there will be no material financial impact in the form of higher supply cost from procuring alternative rock and MGA supplies. Alternative grades of rock or MGA could reduce the operating efficiency of the plant and the complexity of handling multiple sources could affect supply chain costs. Nevertheless, based on conditions known thus far, management believes that there are several alternative phosphate rock sources available to us which should meet our current production needs in Mexico.

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

Most of our raw materials are supplied to us by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to maintain sufficient capability to meet changes in demand or to overcome unanticipated interruptions in their own sources of supply from force majeure conditions, such as disaster or political unrest, may prevent them from continuing to supply raw materials as we require them, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources on a timely basis if required could result in increased costs, which may be material, in our operations or our inability to properly maintain our existing level of operations.

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

EPA has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. After several years of expressing various concerns (without issuing any notice of violation) about aspects of our Geismar, LA operations, in March 2008, we received notice from the Department of Justice, or DOJ, indicating that EPA had referred the case for civil enforcement, contending, among other things, that we do not qualify for certain exemptions we have claimed, and alleging that we violate the Resource Conservation and Recovery Act, or RCRA at Geismar by failing to manage two materials appropriately. Although the communication stated that EPA/DOJ intended to seek unspecified penalties and corrective action, it proposed discussions to explore possible resolution, which we undertook and are pursuing. In late 2008, the DOJ/EPA demanded that Innophos and its neighboring interconnected supplier, PCS, undertake certain “interim measures” to address DOJ/EPA’s chief environmental concerns. We and PCS have initiated joint technical efforts to explore solutions to the government concerns. Based on our contact with the agencies to date in 2009, we have determined it is probable that one of the process modifications will need to be undertaken in the next several months, and likewise probable that the capital expenditure and future operating expense of that modification will not be material, unless the DOJ adds terms and conditions that could result in the parties not reaching agreement. However, the second measure sought by DOJ/EPA has not yet been fully evaluated from a technological or cost standpoint. The companies have proposed to DOJ/EPA a schedule for such evaluation, and although the government has not formally approved the schedule, the companies are proceeding as proposed. Based upon work so far, there appears to be at least one technically viable approach, but costs of a full scale operation as compared to other approaches are not known at this time. Even though the companies have begun substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA’s concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions or, depending on those factors and the agencies’ position, whether this matter will be settled with DOJ/EPA or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations, no assurance can be given as to its outcome.

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

Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states within the U.S. and the Canadian provinces have moved or are moving to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents. The trade association that includes major manufacturers of consumer automatic dishwashing detergents has actively supported these efforts in the U.S. and Canada, increasing the likelihood they will become widespread as most of the non-phosphate legislation becomes effective in July 2010. This trend and related changes in consumer preferences has already reduced our requirements for auto dish markets and we have responded with a shift in our capabilities to serve other food and industrial applications. We can not predict the impact and the corresponding responses made by our competitors. Furthermore, although already banned in consumer laundry detergents in many U.S. States, phosphates are still permitted for those applications in many Latin American regions and other parts of the world. We cannot be sure that such a ban for use in consumer laundry detergents may not be implemented in some or all of these markets in the future, or that the same effect may not result from manufacturers reformulating to reduce phosphate levels. Additional laws, regulations or distribution policies focused on reduced use of other phosphate-based products could occur in the future. For example, a global retailer, as part of a corporate sustainability initiative, issued a statement indicating its intent to reduce phosphates in laundry and dish detergents by 70% in its Latin American and Canadian stores. Also, some jurisdictions have threatened to further regulate or ban the use of polyphosphoric acid and orthophosphoric acid in asphalt road construction. During 2008, such restrictions were implemented in New York State, but reversed in Nebraska and in 2009 restrictions were reversed in Wyoming and relaxed in Colorado. In 2009, Colorado allowed the use of polyphosphoric acid in asphalt road construction on an exception basis. Such a ban, if instituted in multiple jurisdictions or throughout the U.S. and Canada, could have a significant impact on our business.

Increased Costs and Pricing May Accelerate Substitution of Competing Products

Prices for raw materials necessary to manufacture our products, particularly phosphate rock and sulfur, rose dramatically from mid-2007 through most of 2008, although falling demand and prices for some raw materials, particularly sulfur, were seen in 2009. Although we have generally been successful in recovering costs and enhancing margins through price increases on prior occasions, there can be no assurance we will be able to do so in the future. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition “Recent Trends and Outlook”.

As the costs and prices of our products correspondingly rise, certain of those products, particularly those directed at end use markets such as the detergent and oral care markets (where their portion of the end product cost is often larger), face an increasing threat of substitution from cost factors alone. Under circumstances where the costs of known and acceptable substitute non-phosphate chemistries become economically viable for a significant portion of our end use markets, our customers may decide to utilize the substitute chemistries to control their costs. If higher costs and prices result in such substitutions for major products and markets and we are not able to shift our manufacturing capabilities to alternate products we can sell profitably, we could face a loss of volumes, revenues and/or profits from this kind of cost-driven substitution. Although we cannot estimate the pricing levels at which cost substitution will affect us (since it depends on variables such as the duration of price escalations, the availability and costs of our products relative to the substitutes, and future marketing and pricing decisions made by our customers), we believe, based on our understanding of where substitutions become feasible, at least 30% of our current end use markets could be exposed to some level of potential cost substitution. We cannot be sure that actions we take to reduce the effects of cost driven substitution will be effective, nor that those effects ultimately will not be material to our results of operations or financial position.

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

Innophos’ Mexican production is sold across Latin America where, from time to time, it faces strong competition from Chinese materials produced by the thermal method, a process more heavily dependent on energy which may be cost advantaged during periods of low energy costs. The collapse in energy prices, when combined with depressed domestic markets and relaxed export controls in China, has resulted in a shift in Chinese specialty phosphate products into American markets, and has put heavy pressure on our Mexican operations. In the event that prices for Chinese products remain low for an extended time and it is possible that our Mexican operations could be unable to compete effectively with Chinese phosphate products and thus become uneconomic.

From time to time, we have experienced pricing pressure, particularly from significant customers and often coincident with periods of overcapacity in the markets in which we compete. The pricing environment for 2009, in line with worldwide economic slowdown, substitutions and increased import presence, took that character. In the past, we have taken steps to reduce costs and resist possible price reductions by structuring our contracts and developing strong “value-oriented” non-price related customer service relationships. However, price reductions in the past have adversely affected our sales and margins, and if we are not able to offset price pressure when it arises through improved operating efficiencies, reduced expenditures and other means, we may be subject to those same effects in the future.

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

Changing Technologies

Our future results will depend on our ability to continue to introduce new products and applications that offer distinct value for our customers. Many of our products could be affected by technological change and new product introductions and enhancements. For example: technical grade STPP (used as a builder in automatic dishwasher detergents) may be substituted by a new builder; Specialty Acids products, such as Polyphosphoric Acid (used in asphalt modification applications), may be substituted by polymers; or Specialty Salts products, such as Calcium Phosphates (used in Calcium fortification), may be substituted by other sources of Calcium such as Calcium Carbonate. We expect to continue to enhance our existing products, to identify, develop, and manufacture new products with improved capabilities, and to make improvements in our productivity in order to maintain our competitive position. We also intend to devote resources to the development of new technologically advanced products and systems and to continue to devote a substantial amount of expenditures to the research and development functions of our business. However, we cannot be sure that we will be successful in achieving our goals in those regards.

Reliance on Rhodia

We depend on Rhodia’s ability to perform its obligations under our 2004 acquisition agreements, primarily to indemnify us (or provide security) against potential liabilities whether asserted or yet to be asserted. Rhodia has experienced financial difficulties in recent years and suffered from margin pressure during the global recession. In its most recent filing, Rhodia reported significantly reduced debt and improving margins; however, there is no assurance that Rhodia will be able to fund its obligations to us when, as and if required. In February 2008, New York State’s highest court affirmed a declaratory judgment we won in the lower courts holding Rhodia liable for taxes asserted by the Mexican National Waters Commission, or CNA, for fresh water extraction, or Fresh Water Claims, at our Coatzacoalcos, Mexico facility dating back to the period 1998-2002, but subsequently the 1998 claim was determined to be beyond the applicable statute of limitations. As now assessed, the claims through 2002 total approximately $23.6 million at current exchange rates as of February 18, 2010, including basic charges of $7.1 million and $16.5 million for interest, inflation and penalties. If the legal proceedings in Mexico under which the CNA taxes are being contested are not successful and Rhodia cannot perform under the judgment, we may have to pay CNA taxes from our own resources.

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

Our overall success as a multinational business depends, in part, upon our ability to succeed in differing economic, social and political conditions. Among other things, we are faced with potential difficulties in staffing and managing local operations, and we have to design local solutions to manage credit risks posed by local customers and distributors. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business. These risks are not limited to just those countries in which we operate facilities. For example, our Mexican operations and indirectly our Geismar operations, (where we recently exercised an option extending to July 2021 our long-term purchase agreement for MGA converted from phosphate rock), are supplied with phosphate rock from Morocco, including territories under disputed Moroccan sovereignty claims, and both could be subject to the risk of adverse affects that may arise from local political unrest.

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

Production Facility Operating Hazards

Our production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including failure of pipeline integrity, explosions, fires, inclement weather and natural disasters, terrorist attacks, mechanical failures, unscheduled downtime, transportation interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances, storage tank leaks and other environmental risks. We have implemented and installed various management systems and engineering controls and procedures at all our production facilities to minimize these risks. We also insure our facilities to protect against a range of risks. However, these potential hazards do exist and could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental and natural resource damage, and may result in a suspension of operations (or extended shutdowns) and the imposition of civil or criminal penalties, whose nature, timing, severity and non-insured exposures are unknown.

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

Contingency Planning

We operate a number of manufacturing facilities in the US, Canada and Mexico, and we coordinate company activities, including our sales, customer service, information technology systems and administrative services and the like, through headquarters operated in those countries. In 2009, the Company launched an enterprise resource planning, or ERP, system and business process redesign project to upgrade its information technology systems including updated contingency plans. We cannot be sure that our plans, intentions or expectations of the business process redesign and information technology systems upgrade will be achieved and we may experience business disruptions as a result of our business process and information technology systems conversions.

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

Risks Relating to Our Indebtedness

Leverage Issues

Our assets were acquired in 2004 in a transaction with a high proportion of debt. After our initial public offering of equity in 2006, we remained what could be characterized as a highly leveraged company through 2007. However, by December 31, 2009, our total indebtedness had been reduced to $246.0 million and our stockholders’ equity had grown to $295.4 million, respectively, reflecting a significant de-leveraging in accordance with our business policy. Nevertheless, to the extent we are not prohibited by our debt instruments in effect from time to time from incurring additional debt or obligations that do not constitute “indebtedness,” doing so could intensify the risks to our financial condition resulting from a renewed condition of higher leverage. Those risks may include, for example, difficulty satisfying our ongoing obligations directly related to our debt (including complying with restrictive financial covenants), increasing our vulnerability to general adverse economic and industry conditions, requiring us to dedicate a substantial portion of cash flow from operations to payments on our indebtedness (thereby reducing the availability of our cash flow to fund working capital), limiting our flexibility in planning for, or reacting to, changes in our business (thereby placing us at a competitive disadvantage compared to our competitors with less debt), and limiting our ability to borrow additional funds, refinance existing debt or make discretionary use of funds such as the payment of dividends on our stock.

Risks Related to Our Equity Ownership Structure

Contingencies Affecting Dividends

Following our 2006 public offering, our Board of Directors initiated a policy of paying regular quarterly cash dividends on our Common Stock, subject to the availability of funds, legal and contractual restrictions and prudent needs of our business. However, we are a holding company that does not conduct any business operations of our own. As a result, we are normally dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock. The amounts available to us to pay cash dividends are restricted by covenants in debt agreements governing our subsidiaries and by provisions of Delaware law. As allowed by existing debt instruments, we may incur additional indebtedness that may restrict to an even greater degree, or prohibit, the payment of dividends on stock. We cannot be sure that agreements governing our current or future indebtedness will permit us to adhere to our current dividend policy, or pay any dividends at all, or that continued payment of dividends will remain prudent for our business in the future judgment of our Board of Directors.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Market Data

Our Common Stock has been listed and traded since November 2006 on the NASDAQ Stock Market under the symbol “IPHS.”

Stock price comparisons:

	2009			2008
Quarter	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First	$19.81	$7.80	$0.17	$16.09	$10.85	$0.17
Second	19.44	11.23	0.17	35.23	16.01	0.17
Third	21.10	16.10	0.17	40.98	22.65	0.17
Fourth	25.78	18.60	0.17	26.75	12.19	0.17

The Company paid a dividend of $0.17 per share in the first quarter of 2010.

The number of holders of record of our Common Stock at February 5, 2010 was 12,417.

Dividends

Consistent with the determination of our Board of Directors made in December 2006, we continued to declare and pay quarterly dividends of $0.17 per share of Common Stock in 2009. Subject to action by the Board of Directors on a quarterly basis, management’s present policy is to recommend such dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, costs associated with being a public company, taxes and other costs. If our financial needs change, management’s recommendations concerning dividends may also change.

We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our Board of Directors may decide, in its discretion at any time, to decrease the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends.

In addition to prudent business considerations, our ability to pay dividends is restricted by the laws of Delaware, our state of incorporation, and may be restricted by agreements governing debt.

Since we are a holding company, substantially all assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends on our Common Stock is limited by restrictions in indebtedness of our subsidiaries affecting the ability to pay dividends. See Note 9 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

Equity Compensation Plans

The following information is provided for our most recently completed fiscal year for certain plans providing compensation in the form of equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) **	(c)
Equity compensation plans approved by security holders	1,398,700	$12.86	2,244,470	*
Equity compensation plans not approved by security holders	—	$—	—

Total	1,398,700	$12.86	2,244,470

*	Includes in the total 79,603 shares of Common Stock available for future grant and issuance under, our 2006 Long Term Equity Incentive Plan. The remaining shares shown in column (c) are attributable to our 2009 Long Term Incentive Plan.

**	In column (b), the weighted average exercise price is only applicable to stock options and restricted stock.

Issuer Purchases of Equity Securities

The Company has not repurchased Common Stock since its initial public offering in November 2006.

ITEM 6.	SELECTED FINANCIAL DATA

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

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of operations data:
Net sales	$666,759	$934,758	$578,982	$541,797	$535,499
Cost of goods sold	470,780	570,176	474,785	449,516	443,254

Gross profit	195,979	364,582	104,197	92,281	92,245

Operating expenses:
Selling, general and administrative	67,151	63,417	54,441	59,598	48,685
Research and development	1,938	2,310	2,047	1,734	2,240

Total operating expenses	69,089	65,727	56,488	61,332	50,925

Operating income	126,890	298,855	47,709	30,949	41,320
Interest expense, net	23,313	34,193	41,559	58,242	46,628
Foreign exchange (gains) losses, net	(769)	2,663	40	(162)	177
Other income, net	—	(386)	(299)	(228)	(516)

Income (loss) before income taxes	104,346	262,385	6,409	(26,903)	(4,969)
Provision for income taxes	41,202	55,202	11,896	5,914	6,724

Net income (loss)	$63,144	$207,183	$(5,487)	$(32,817)	$(11,693)

Allocation of net income (loss) to common shareholders:
Class A	*	*	*	$(26,546)	$(14,867)
Class L	*	*	*	$1,605	$3,174
Common	$63,141	$207,150	$(5,487)	$(7,876)	*
Per share data:
Income (loss) per share:
Basic
Class A	*	*	*	$(2.77)	$(1.55)
Class L	*	*	*	$0.60	$1.19
Common	$2.97	$9.89	$(0.27)	$(0.39)	*
Diluted
Class A	*	*	*	$(2.77)	$(1.55)
Class L	*	*	*	$0.60	$1.19
Common	$2.87	$9.54	$(0.27)	$(0.39)	*
Weighted average shares outstanding:
Basic
Class A	*	*	*	9,595,061	9,597,696
Class L	*	*	*	2,677,648	2,678,383
Common	21,258,536	20,956,566	20,676,859	20,270,463	*
Diluted
Class A	*	*	*	9,595,061	9,597,696
Class L	*	*	*	2,677,648	2,678,383
Common	21,968,904	21,718,537	20,676,859	20,270,463	*

*	Not applicable

	(Dollars in thousands)
	Year Ended December 31,
	2009	2008	2007	2006	2005
Other data:
Cash flows provided from (used in):
Operating activities	$174,100	$142,794	$43,441	$40,937	$46,058
Investing activities	(19,609)	(18,536)	(30,476)	(15,577)	(10,862)
Financing activities	(147,368)	(14,591)	(29,064)	(55,003)	13,445
Capital expenditures	19,609	18,536	28,356	15,577	10,862
Ratio of earnings to fixed charges (1)	4.6x	8.0x	1.1x	*	*

*	Due to the losses for 2006 and 2005 the coverage ratio was less than 1:1. Innophos would have had to generate additional earnings of $26,903 for 2006 and $4,969 for 2005, respectively, to achieve a ratio of 1:1.

	(Dollars in thousands)
	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance sheet data:
Cash and cash equivalents	$132,451	$125,328	$15,661	$31,760	$61,403
Accounts receivable	56,345	79,541	60,079	56,316	55,842
Inventories	113,636	145,310	78,728	70,569	76,281
Property, plant & equipment, net	204,527	230,422	260,563	277,222	305,016
Total assets	662,468	728,204	542,699	565,320	646,189
Total debt	246,000	382,500	384,500	399,800	528,795
Total stockholders’ equity	$295,378	$242,760	$44,704	$60,712	$10,786

(1)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Below is a summary chart of the corporate structure of our subsidiaries.

2009 Overview

Our financial performance in 2009 was highlighted by:

•	Net sales of $666.8 million compared to a record $934.8 million for 2008, with lower volume and mix accounting for most of the $268.0 million decline;

•

Operating income of $126.9 million compared to the peak of $298.9 million for 2008, with U.S. & Canada achieving a profit improvement and Mexico down sharply, due to lower selling prices and volumes, with the business significantly disadvantaged versus market price raw material costs in the period;

•	Net Interest expense improvement of $10.9 million as a result of $136.5 million of debt retirements in 2009;

•	Net income of $63.1 million or $2.87 per share (diluted);

•	Net cash from operations of $174.1 million with a net increase in cash of $7.1 million;

•	A 28% decrease in net working capital (current assets excluding cash minus current liabilities excluding current portion of long-term debt) to $140.5 million at December 31, 2009;

•	Capital expenditures of $19.6 million;

•	Dividends of $.68 per share paid on the Common Stock.

Refer to the Company’s results of operations and liquidity for the year ended December 31, 2009 for further details.

Recent Trends and Outlook

Sales volume and mix accounted for 97% of the $268.0 million revenue decline for 2009 compared to 2008. Each segment recorded a volume and mix decline in excess of 24% for 2009 compared to 2008, but those rates of decline were considerably reduced in the fourth quarter 2009, with the U.S. recording a fourth quarter volume increase against the comparable 2008 period. Selling prices for U.S. and Canada were both up more than 20% for the year while Mexico was down almost 29% for 2009 compared to 2008, but each segment experienced lower prices in the fourth quarter 2009 compared to fourth quarter

2008. Pricing reached a peak during first quarter 2009, began declining on a sequential basis in the second quarter, and continued to decline, though at a slowing sequential rate, through the fourth quarter 2009. 2009 raw material costs were $24 million higher than 2008, as high market prices for some of our raw materials in 2008 fed through into 2009 from lagged price adjustment conditions included in certain contracts. Mexico made good progress in 2009 on delivering lower, restructured fixed costs, although legal fees relating to the rock supply contract arbitration affected results.

Management currently expects first quarter 2010 volumes (excluding commodity fertilizer co-products, primarily GTSP) to increase on a sequential basis by approximately 7%, driven by Mexico, and overall expects the business to deliver the first quarter of year over year volume growth since 2007.

Selling prices (excluding GTSP) in the first quarter 2010 are expected to decline sequentially at no more than 6%. Beyond the first quarter 2010, management believes the correction related to the fall in commodity prices in early 2009 will have run its course, and that Innophos will have achieved an improvement in the margins of its U.S. and Canadian businesses over this cycle.

The Company expects a portion of its U.S. and Canada raw material cost structure to adjust down in the first quarter 2010 reflecting market conditions at the beginning of the year. However other raw materials, in particular sulfur and ammonia are expected to increase in the quarter. Market prices for phosphate fertilizers and Chinese exports have also increased and while it is difficult to predict the sustainability of these trends, Innophos is also expecting to increase prices during the 1 st quarter. Specifically for GTSP, higher prices should allow the business to make a small profit on co-product sales of this co-product versus a loss in 2009.

Under the terms of the addendum recently agreed to for the existing rock supply contract with OCP, Innophos Mexicana will purchase rock from OCP during the first nine months of 2010, with an option to take delivery of a portion of the committed volume through December 2010, at prices broadly in line with current market conditions and favorable to the significant disadvantage vs. market raw material costs experienced in 2009. Management expects the Mexican business in 2010 to build on the significant progress made in the fourth quarter 2009 in restoring its market position, and with the benefits of returning to a competitive sourcing position, anticipates an operating income in the mid single digit millions for the first quarter 2010, and for the subsequent quarters of 2010, is targeting significant progress in restoring pre 2008 levels of profitability.

Capital expenditures for 2010 are expected to be in the $30 to $35 million range. Major items of expenditure are anticipated to include: completion of the Mexican food grade acid expansion; incremental improvements to existing Mexican food grade salts capability; completion of our enterprise resource planning (ERP) system and business redesign project; additional debottlenecking and expansion of food grade salts capability in Canada and various U.S. locations; and finally, investment to enhance Mexico’s capability to store, handle and process multiple grades of rock consistent with the Company’s supply chain diversification strategy. Management continues to make progress in executing its phosphate sourcing strategy, which will take effect with the end of the current rock contract, and is actively negotiating with several suppliers for rock sourcing agreements beginning in September 2010.

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Net sales	$666.8	100.0	$934.8	100.0	$579.0	100.0
Cost of goods sold	470.8	70.6	570.2	61.0	474.8	82.0

Gross profit	196.0	29.4	364.6	39.0	104.2	18.0
Operating expenses:
Selling, general and administrative	67.2	10.1	63.4	6.8	54.5	9.4
Research & development	1.9	0.3	2.3	0.2	2.0	0.3

Income from operations	126.9	19.0	298.9	32.0	47.7	8.2
Interest expense, net	23.3	3.5	34.2	3.7	41.6	7.2
Foreign exchange (gains) losses, net	(0.8)	(0.1)	2.7	0.3	—	—
Other income	—	—	(0.4)	(0.0)	(0.3)	(0.1)
Provision for income taxes	41.3	6.2	55.2	5.9	11.9	2.1

Net income (loss)	$63.1	9.5	$207.2	22.2	$(5.5)	(0.9)

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2009 were $666.8 million, a decrease of $268.0 million, or 28.7%, as compared to $934.8 million for the same period in 2008. Selling price decreases had a negative impact on revenue of 0.9% or $8.4 million. Lower prices for GTSP fertilizer co-product sales, and to a lesser extent technical grade STPP and Purified Phosphoric Acid, were mostly offset by increased prices in Specialty Salts & Specialty Acids. Volume and mix effects upon revenue had a negative effect of 27.8% or $259.6 million which occurred across all product lines and reporting segments, but most significantly in Purified Phosphoric Acid in Mexico, where Innophos’ largest customer reduced volumes due to a permanent shutdown of their largest STPP plant in the first quarter of 2009.

The following table illustrates for the year ended December 31, 2009 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
United States	20.6%	(25.3)%	(4.7)%
Mexico	(28.7)%	(31.0)%	(59.7)%
Canada	22.5%	(24.1)%	(1.6)%

The following table illustrates for the year ended December 31, 2009 the percentage changes for net sales by major product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Purified Phosphoric Acid	(2.5)%	(49.3)%	(51.8)%
Specialty Salts and Specialty Acids	19.4%	(20.9)%	(1.5)%
STPP & Other Products	(38.2)%	(17.9)%	(56.1)%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2009 was $196.0 million, a decrease of $168.6 million, or 46.2%, as compared to $364.6 million for the same period in 2008. Gross margin decreased to 29.4% for the year ended December 31, 2009 versus 39.0% for the same period in 2008. The change in gross profit was due to lower selling prices, which had a negative impact of $8.4 million, unfavorable sales volume and mix impact upon revenue and higher raw material costs which had a combined unfavorable impact of $158.1 million. As a result of reduced operating rates and higher raw material costs for 2009, the company incurred $12.2 million of reduced fixed cost absorptions and unfavorable inventory related variances. In addition, the company took a charge of approximately $7.0 million as a result of the settlement of the OCP arbitration matter and also took a charge of $1.6 million for Mexican workforce reduction costs. These unfavorable effects were partially offset by $8.9 million lower cash fixed costs and $7.2 million favorable exchange rate impacts, both primarily in Mexico. Included in 2008 results were $1.3 million expense for a scheduled Geismar, LA plant maintenance outage, and $1.3 million asset impairment charge for two obsolete production units.

Operating Expenses and Research and Development

Operating expenses in 2009 consisted primarily of selling, general and administrative and research and development expenses. Operating expenses for the year ended December 31, 2009 were $69.1 million, an increase of $3.4 million, or 5.2%, as compared to $65.7 million for 2008. The change in operating expenses was due to an increase of $6.4 million for our ERP project, and $5.0 million increased legal expenses related to our OCP arbitration, partially offset by $2.1 million lower legal and other fees which were incurred in 2008 to comply with the DOJ STPP document request subpoena, $2.5 million lower professional fees used to support growth and other corporate initiatives, net $1.7 million lower post-restructured expenses in Mexico, $1.6 million favorable exchange rate impact from our Mexican peso based costs, and $0.1 million decrease in all other costs.

Operating Income

Operating income for the year ended December 31, 2009 was $126.9 million, a decrease of $172.0 million, or 57.5%, as compared to $298.9 million for the same period in 2008. Operating income percentages decreased to 19.0% for 2009 from 32.0% for 2008.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2009 was $23.3 million, a decrease of $10.9 million, or 31.9% as compared to $34.2 million for the same period in 2008. This decrease is primarily due to a gain of $3.5 million on the retirement of $10.0 million of the 9.5% Senior Unsecured Notes due April 2012, lower average interest rates and the lower average balance of our Term Loan resulting from the $126.5 million principal payments made in the first half of 2009 to pay off the balance of the Term Loan.

Foreign Exchange

Foreign exchange gain for the year ended December 31, 2009 was $0.8 million as compared to a $2.7 million loss for 2008. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

Provision for income tax expense for the year ended December 31, 2009 was $41.3 million, a decrease of $13.9 million or 25.2% as compared to $55.2 million for 2008. The increase in the effective tax rate from 21.0% in 2008 to 39.5% in 2009 is primarily a result of a $24.9 million benefit in 2008 from the reversal of valuation allowances against U.S. federal net deferred tax assets mainly as the result of the usage of our net operating loss carry-forwards. In addition, there were unfavorable 2009 impacts on deferred taxes of a strengthening Mexican peso versus the U.S. dollar, a recently enacted increase in Mexican corporate tax rates for 2010 and approximately $1.0 million additional tax liability under the Mexican alternative minimum tax (IETU) rules which exceeded a favorable enacted tax rate change in Canada.

Net Income

Net income for the year ended December 31, 2009 was $63.1 million, a decrease of $144.1 million as compared to $207.2 million for the same period in 2008, due to the factors described above.

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

Operating Expenses and Research and Development

Operating expenses in 2008 consisted primarily of selling, general and administrative and research and development expenses. Operating expenses for the year ended December 31, 2008 were $65.7 million, an increase of $9.2 million, or 16.3%, as compared to $56.5 million for 2007. Operating expenses increased $3.3 million for professional fees to support growth and other corporate initiatives such as assessing our IT systems, $3.5 million for higher short-term incentive program accruals, $2.7 million for increased commercial efforts, $2.4 million for non-cash share based compensation, and $3.6 million for all other costs. The overall increases over prior year were partially offset by $6.3 million for unusual expenses incurred in 2007 primarily in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc. and the transfer of related assets to Innophos.

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

Segment Reporting

We report our operations in three business segments—United States, Mexico and Canada, each of which sells the entire portfolio of products. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. The following table sets forth the historical results of these indicators by segment:

	2009	2008	2007
Segment Net Sales
United States	$463,286	$486,186	$326,882
Mexico	165,269	409,745	222,699
Canada	38,204	38,827	29,401

Total	$666,759	$934,758	$578,982

Net Sales % Growth
United States	(4.7)%	48.7%	2.8%
Mexico	(59.7)%	84.0%	14.4%
Canada	(1.6)%	32.1%	1.2%

Total	(28.7)%	61.4%	6.9%

Segment Operating Income
United States	$111,647	$108,743	$3,299
Mexico	614	183,587	39,819
Canada	14,629	6,525	4,591

Total	$126,890	$298,855	$47,709

Segment Operating Income % of net sales
United States	24.1%	22.4%	1.0%
Mexico	0.4%	44.8%	17.9%
Canada	38.3%	16.8%	15.6%

Segment Net Sales:

In the United States net sales decreased 4.7% for the year ended December 31, 2009 when compared with the same period in 2008. Selling prices increased sales 20.6% with increases across all product lines, most notably in Specialty Salts and Specialty Acids. Volume and mix impact upon revenue was a decrease of 25.3%, with decreases across all product lines. In 2008 net sales increased 48.7% when compared with 2007. Selling prices increased sales 52.0% with increases across all product lines, most notably in Specialty Salts and Specialty Acids. Volume and mix impact upon revenue was a decrease of 3.3%, with decreases in Purified Phosphoric Acids and STPP & Other Products being partially offset by an increase in Specialty Salts and Specialty Acids where demand for these products was strong in 2008.

In Mexico net sales decreased 59.7% for the year ended December 31, 2009 when compared with the same period in 2008. Selling prices decreased sales 28.7% with decreases across all product lines, most notably in STPP and Other Products, due to lower prices for granular triple super-phosphate (GTSP) fertilizer co-product sales. Volume and mix impact upon revenue was a decrease of 31.0% which occurred across all product lines, most notably in Purified Phosphoric Acids, where Innophos’ largest customer reduced volumes due to a permanent shutdown of their largest plant in the first quarter of 2009. In 2008 net sales increased 84.0% when compared with 2007. Selling prices increased sales 132.2% with significant increases across all product lines. Volume and mix impact upon revenue was a decrease of 48.2%, mainly in STPP & Other Products due to reduced demand for GTSP fertilizer co-product and limited reformulation in detergents using STPP.

In Canada net sales decreased 1.6% for the year ended December 31, 2009 when compared with the same period in 2008. Selling price increased sales 22.5% with increases across all product lines. Volume and mix impact upon revenue was a decrease of 24.1% with decreases across all product lines. In 2008 net sales increased 32.1% when compared with 2007. Selling prices increased sales 53.8% with increases across all product lines. Volume and mix impact upon revenue was a decrease of 21.7% across all product lines.

Segment Operating Income % of Net Sales:

The 1.7% increase in the United States for the year ended December 31, 2009 compared with the same period in 2008 was mainly due to favorable selling prices which were offset by unfavorable volume and mix impact on revenue, higher raw material costs and higher manufacturing costs. Included in 2008 results were expenses for a scheduled Geismar, LA plant maintenance outage and asset impairment charges for two obsolete production units. Operating expenses were flat, with increases from our enterprise resource planning (ERP) system and business redesign project partially offset by lower legal and other fees which were incurred in 2008 to comply with the DOJ STPP document request subpoena, and lower professional fees used to support growth and other corporate initiative. The 21.4% increase in the United States from 2007 to 2008 was mainly due to favorable selling prices which were partially offset by an unfavorable volume and mix impact on revenue, higher raw material and energy costs, increased manufacturing cost including cost for a scheduled maintenance outage at our Geismar, LA plant, the asset impairment expense for two obsolete production units, and increased operating expenses. Operating expenses increased mainly due to professional fees to support growth and other corporate initiatives such as assessing our IT systems, higher short-term incentive program accruals, higher non-cash share based compensation, and increased commercial efforts, partially offset by expense incurred in 2007 in connection with the early cancellation of the company’s “pharma” sales agency arrangement with Rhodia, Inc.

The 44.4% decrease in Mexico for the year ended December 31, 2009 compared with the same period in 2008 was due to unfavorable selling prices, unfavorable volume and mix impacts upon revenue, increased cost of goods sold as a result of disadvantaged raw material costs to market and charges for the settlement of the OCP arbitration matter and increased operating expenses mainly for legal expenses related to the OCP arbitration matter. As a result of reduced operating rates and higher raw material costs for 2009, Mexico incurred $9.2 million of reduced fixed cost absorptions and unfavorable inventory related variances, and took a charge of $2.0 million for Mexican workforce reorganization costs. These unfavorable effects were more than offset by $11.1 million lower cash fixed costs and $8.2 million favorable exchange rate impacts from our Mexican peso based costs. The 26.9% increase in Mexico from 2007 to 2008 was due to favorable selling prices, which were partially offset by decreased volume and mix impacts upon revenue, increased raw material and energy costs and increased operating expenses. The operating income percent increase is also due to expenses incurred in 2007 for the planned and un-planned maintenance outages and the related raw material replacement costs, the Mexican workforce reorganization, and the regularization of Mexican port facilities taxes covering the periods 1996 to 2006.

The 21.5% increase in Canada for the year ended December 31, 2009 compared with the same period in 2008 was due to increased selling prices partially offset by unfavorable volume and mix impact on revenue. The 1.2% increase in Canada from 2007 to 2008 was due to favorable selling prices partially offset by unfavorable volume and mix impact on revenue, higher raw material and energy costs, and increased manufacturing costs.

The United States had depreciation and amortization of $28.5 million, $30.3 million, and $28.4 million in 2009, 2008, and 2007, respectively. Canada had depreciation and amortization of $2.0 million, $2.2 million, and $1.5 million in 2009, 2008 and 2007, respectively. Mexico had depreciation and amortization of $20.7 million, $20.0 million, and $17.5 million in 2009, 2008, and 2007, respectively.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2009	2008	2007
Operating Activities	$174.1	$142.8	$43.4
Investing Activities	(19.6)	(18.5)	(30.5)
Financing Activities	(147.4)	(14.6)	(29.1)

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Net cash provided by operating activities was $174.1 million for the year ended December 31, 2009 as compared to $142.8 million for 2008, an increase of $31.3 million. The increase in operating activities cash resulted from favorable changes of $165.1 million in working capital and $11.9 million in non-cash items affecting net income, partially offset by unfavorable changes of $144.1million in net income and $1.6 million in non-current accounts.

The change in working capital is a source of cash of $56.9 million in 2009 compared to a use in 2008 of $108.2 million, an increase in the source of cash of $165.1 million. The increase in working capital is due to decreases in accounts receivable and inventory, and increased other current liabilities, partially offset by decreased accounts payable and increased other current assets. The change in working capital for our Mexican operations is a source of cash of $23.3 million in 2009 compared to a use in 2008 of $56.9 million, an increase in working capital of $80.2 million mainly due to decreases in inventory.

Total inventories decreased $31.7 million from December 2008 levels. Days of inventory on hand decreased 4 days as a result. The following chart shows its historical performance:

	2009	2008	2007
Inventory Days on Hand	89	93	61

Net cash used for investing activities was $19.6 million for the year ended December 31, 2009, compared to $18.5 million for 2008, an increase in the use of cash of $1.1 million which was mainly due to higher capital spending. Net cash used for investing activities for our Mexican operations, mainly capital expenditures, was $5.5 million in 2009, compared to $4.8 million for the same period in 2008, an increase in the use of cash of $0.7 million.

In the second quarter of 2009 the Company launched an enterprise resource planning, or ERP, system and business process redesign project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. To date the Company has spent approximately $11.4 million on this project, of which approximately $5.0 million was capitalized as of December 31, 2009, and future expenditures on the ERP project are expected to total approximately $12 to $14 million by the end of 2010, with the majority of this spending anticipated as capital expenditures.

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

Innophos currently estimates that full exploration costs to a proven reserves standard for the Santo Domingo deposit could require expenditures of $10 to $15 million over a three year period, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. It is estimated that 2010 expenditures will be approximately $1 to $2 million, with efforts primarily focused on the Santo Domingo deposit. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.

Net cash used for financing activities for the year ended December 31, 2009, was a use of $147.4 million, compared to a use of $14.6 million in 2008, an increase in the use of cash of $132.8 million. This was mainly due to $124.5 million higher Term Loan principal payments to satisfy the excess cash flow requirement for 2008 and subsequently to pay off the remaining balance of the Term loan as described below, a $6.5 million payment to retire a portion of the Senior Unsecured Notes due 2012, $1.0 million deferred financing charges on the new loan and security agreement and $0.6 million lower excess tax benefit from exercise of stock options. Net cash from financing activities for our Mexican operations in 2009 was a use of $51.5 million compared to a use of $31.0 million in for the same period in 2008, an increase in cash payments of $20.5 million for intercompany debt obligations which are eliminated in consolidation.

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Net cash provided by operating activities was $142.8 million for the year ended December 31, 2008 as compared to $43.4 million for 2007, an increase of $99.4 million. The increase in operating activities cash resulted from a favorable change of $212.7 million in net income partially offset by unfavorable changes of $103.0 million in working capital, $8.9 million in non-cash items affecting net income, and $1.4 million in non-current accounts.

The change in working capital is a use of cash of $108.2 million in 2008 compared to a use in 2007 of $5.2 million, an increase in the use of cash of $103.0 million. The increased use of cash is due to higher selling prices which increased accounts receivable balances, higher quantities and raw material costs increasing inventory values without any compensating increase in accounts payable due primarily to advance payments with raw material suppliers to ensure timely deliveries. Decreased current liabilities and accounts payable, and increased other current assets also added to the increased use of cash in 2008. During the fourth quarter of 2008, the company made a significant estimated tax payment in Mexico due to the high Mexican income for 2008.

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

Indebtedness

Total debt was $246.0 million as of December 31, 2009. Short term and long term debt net of cash was $113.5 million as of December 31, 2009, a decrease of $143.7 million, or 56% from December 31, 2008. Total debt comprised borrowings of $190.0 million Senior Subordinated Notes due 2014, and $56.0 million Senior Unsecured Notes due 2012.

The Company was party to a Credit Agreement dated as of August 13, 2004, as subsequently amended (the “2004 Credit Facility”). On May 22, 2009, the Company entered into a Termination pursuant to which, among other things, the 2004 Credit Facility was terminated, the Company paid the $72.7 million of outstanding term loan balance (principal and accrued interest) from cash on hand, and security held by the lenders on substantially all the Company’s property was released.

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

As of December 31, 2009, the Company had $41.9 million excess availability above the minimum excess availability requirements, as calculated in accordance with the Loan Agreement, and there was no amount outstanding on the revolving credit line. A total of $2.2 million in face amount of letters of credit were issued under the sub-facility to support instruments outstanding under the terminated 2004 Credit Facility.

As indicated elsewhere, the current recommendation of management and the policy of our Board of Directors is to pay a quarterly dividend on our Common Stock at an annual rate of $0.68 per share. That policy may change and is subject to numerous conditions and variables. See the section entitled “Dividends” in Item 5 of this Form 10-K.

We believe that on-hand cash combined with cash generated from operations, including our Mexican operations, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from the Company’s current operating plan.

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

Capital Expenditures

We spent $19.6 million in 2009 on projects that were capitalized. Additionally, we spent $23.3 million in 2009 on maintenance projects that were expensed during the year. There were no planned major non-annual maintenance expenses in 2009. These amounts compare to $18.5 million of 2008 capitalized projects and $32.8 million of maintenance projects that were expensed during 2008 of which $1.3 million was related to planned major non-annual maintenance. We expect our capital expenditures to continue to run below depreciation levels. However, as 2004 purchase accounting effects on step-up depreciation and useful lives mature, the per annum depreciation expense will trend down towards sustaining capital expenditure levels. Based on assets currently in service, we expect annual depreciation to decline by approximately $14 million over the next 3 years compared to 2009 levels, with approximately half of that decline expected in 2011 and the remainder equally split between 2010 and 2012. This depreciation decline will be partially offset by the depreciation of future capital expenditures including our enterprise resource planning upgrades.

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term contractual cash obligations as of December 31, 2009 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Senior Subordinated Notes Due 2014 (1)	274,313	16,862	16,863	16,862	16,863	206,863	—
Future Service Pension Benefits	9,632	537	642	735	825	902	5,991
Other (2)	459,249	89,845	48,764	48,764	48,764	48,764	174,348
Operating Leases	18,540	4,113	3,688	2,824	2,690	2,246	2,979
Senior Unsecured Notes due April 2012 (3)	69,300	5,320	5,320	58,660	—	—	—

Total contractual cash obligations	$831,034	$116,677	$75,277	$127,845	$69,142	$258,775	$183,318

(1)	Amounts include fixed rate interest payments at 8.875% for years 2010 and thereafter.

(2)	Represents minimum annual purchase commitments to buy raw materials.

(3)	Represents the $56.0 million 9.5% Senior Unsecured Notes due 2012 which were issued on April 16, 2007. Amounts include fixed rate interest payments at 9.5% for years 2010 and thereafter.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for bad debts, the recoverability of long-term assets such as goodwill and intangible assets, depreciation and amortization periods, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Claims and Legal Proceedings

The categories of asserted or unasserted claims for which the Company has estimated a probable liability and for which amounts are estimable are critical accounting estimates. Please refer to Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information about such estimates.

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

Deferred tax assets are assessed for recoverability and a valuation allowance is considered necessary if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We continue to analyze our current and future profitability and probability of the realization of our net deferred tax assets in future periods. Please refer to Note 15 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding deferred taxes.

Goodwill

Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. ASC 350, “Intangibles—Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year.

Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach include the cash flow forecasts for each of our reporting units (Mexico, U.S. and Canada), the discount rate and the terminal value. The five year cash flow forecasts of the company’s reporting units is based upon management’s estimate at the date of the assessment, which incorporates managements long-term view of selling prices, sales volumes for Innophos’ products, key raw materials and energy costs, and our operating cost structure. The aggregated fair value of our reporting units was reconciled to our market capitalization at the date of the assessment, plus a suitable control premium. Our market capitalization during fourth quarter of 2009 exceeded the book value of our equity. The terminal value was determined by applying business growth factors for each reporting unit which are in-line with longer term historical growth rates, to the latest year for which a forecast exists.

Solely for the purpose of goodwill valuation for our Mexico reporting unit, the 2009 goodwill impairment analysis included estimates addressing changes in phosphate rock pricing, weakness in the markets served by those operations, loss of traditional business which in part is a result of the softness in the fertilizer markets, and operating the Coatzacoalcos, Mexico complex at substantially reduced levels. Our 2009 goodwill impairment analysis included: (i) for the first three quarters of 2010, assumed phosphate rock prices estimated to be below the 2009 price paid, trending towards an estimated market price; and (ii) for late 2010 and thereafter, assumptions that Mexico operations would return to an estimated market price for phosphate rock. The reporting unit’s cash flow model is estimated to be higher than 2009 levels, with improvement occurring as our phosphate rock price returns to market pricing in 2011. Revenue levels are estimated to have a slight recovery in 2011 and estimated to return to a historical growth rate of 3% per annum in 2012. We applied operating margin percentages slightly below our historical trends and used a 3% growth rate to calculate the terminal value for our Mexican reporting unit. We used a 12% discount rate, which is above our weighted average cost of capital and consistent with our prior year goodwill impairment test. Based on this valuation, we determined that the fair values of our reporting units exceeded their carrying values and no goodwill impairment charge was required.

As of December 31, 2009, the Mexican reporting unit had a carrying value, including goodwill, of approximately $187 million. The fair value of the reporting unit exceeded its carrying value by approximately 15%. In addition, if we were to decrease the long-term growth rate or increase the discount rate used in the calculation by 1%, there would still be no goodwill impairment for the Mexican reporting unit.

Given the current economic environment and uncertainties surrounding the impact on our Mexican business of factors such as market conditions affecting our selling prices, sales volumes, and raw material costs and other factors not limited to those enumerated, we cannot be sure that the estimates and assumptions used in the goodwill impairment analysis will prove to be accurate predictions of the future. Significant changes in assumptions will influence the goodwill impairment analysis and may result in goodwill impairment charges in future periods.

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

The determination of whether or not assets are impaired and the corresponding useful lives of these long-lived assets requires significant judgment. The development of future cash flow projections requires management estimates related to forecasted sales and expected costs trends. To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections or alternative use of the assets, impairment losses or accelerated depreciation may occur in future periods.

In our Mexican operations, we continue to monitor changes in circumstances where the undiscounted cash flows would indicate that the carrying amount of an asset or asset group may not be recoverable. The uncertainty in phosphate rock prices, volume decreases, sales price erosion, and the reduced operating rates for the Coatzacoalcos plant were included in management’s estimates and are consistent with management’s expectations. The carrying value of the Coatzacoalcos plant was approximately $84.2 million at December 31, 2009. The undiscounted cash flows of the STPP (Sodium Tripolyphosphate) asset group exceeded their carrying value by 31%, while the other asset groups exceeded their carrying values by significantly greater margins. The Company did not conduct an asset impairment test during the fourth quarter as there were no triggering events that warranted an impairment test.

Stock-Based Compensation Expense

Our compensation programs can include share-based payments. The primary share-based awards and their general terms and conditions currently in effect are as follows:

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

•	Annual stock retainer grants, which entitle independent members of the Board of Directors to receive a number of shares of the Company’s common stock equal to a fixed retainer value.

The fair value of the options granted during 2009, 2008 and 2007 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected volatility	61.4%	36.8%	36.8%
Dividend yield	5.0%	4.6%	4.5%
Risk-free interest rate	2.7%	3.4%	4.2%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of stock options	$6.19	$4.52	$3.97

Prior to 2009, since Innophos Holdings, Inc. was a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based on peer group historical volatility data equaling the expected term. In 2009, the Company had chosen a blended volatility which consists of 50% average historical volatility of the peer group and 50% historical volatility of Innophos. The increase in the expected volatility in 2009 versus prior periods is a result of broader market conditions. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

Pension and Post-Retirement Costs / Post-Employment Plan

The Company maintains both noncontributory defined benefit pension plans and defined contribution plans that together cover all U.S. and Canadian employees.

In the United States, salaried and hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Union-represented hourly employees, at our Nashville site, are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay whose benefit accruals were frozen as of August 1, 2007, after which the Nashville union employees now participate in the Company’s existing non contributory defined contribution benefit plan. All plans were established by Innophos in 2004.

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

As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $60. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $135.

Recently Issued Accounting Standards

New accounting standards effective in 2009 are described in the Recent Accounting Pronouncements section in Note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our Loan Agreement will bear interest at floating rates based on LIBOR plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally affect our earnings and cash flows, assuming other factors are held constant.

At December 31, 2009, we had $246.0 million principal amount of fixed-rate debt and a $65.0 million revolving credit facility, of which we had $41.9 million available above the minimum excess availability requirements, which has not been drawn upon.

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

We do not currently, but may from time to time, hedge our commodity, interest rate or currency rate risks.

We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. Our largest customer in 2008 represented 11.1% of that year’s sales, otherwise, no other customer accounted for more than 10% of our sales in the last 3 years.

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

Inflation and changing prices

Our costs and expenses will be subject to inflation and price fluctuations. Significant price fluctuations in raw materials, freight, and energy costs, if not compensated for by cost savings from production efficiencies or price increases passed on to customers could have a material effect on our financial condition and results of operations. Refer to “Item 1A. Risk Factors” contained in this Annual Report on Form 10-K for further information on raw materials availability and pricing.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Innophos Holdings, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innophos Holdings, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 8, 2010

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$132,451	$125,328
Restricted cash	1,749	—
Accounts receivable, net	56,345	79,541
Inventories	113,636	145,310
Other current assets	49,865	40,184

Total current assets	354,046	390,363
Property, plant and equipment, net	204,527	230,422
Goodwill	51,706	51,706
Intangibles and other assets, net	52,189	55,713

Total assets	$662,468	$728,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$72,613
Accounts payable, trade and other	21,379	26,359
Other current liabilities	59,696	44,482

Total current liabilities	81,075	143,454
Long-term debt	246,000	309,887
Other long-term liabilities	40,015	32,103

Total liabilities	$367,090	$485,444

Commitments and contingencies (note 16)
Common stock, par value $.001 per share; authorized 100,000,000 shares; issued and outstanding 21,333,940 and 21,091,399 shares	21	21
Paid-in capital	100,066	95,571
Retained earnings	197,541	149,192
Accumulated other comprehensive loss	(2,250)	(2,024)

Total stockholders’ equity	295,378	242,760

Total liabilities and stockholders’ equity	$662,468	$728,204

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Year Ended December 31,
	2009	2008	2007
Net sales	$666,759	$934,758	$578,982
Cost of goods sold	470,780	570,176	474,785

Gross profit	195,979	364,582	104,197

Operating expenses:
Selling, general and administrative	67,151	63,417	54,441
Research & Development Expenses	1,938	2,310	2,047

Total operating expenses	69,089	65,727	56,488

Operating income	126,890	298,855	47,709
Interest expense, net	23,313	34,193	41,559
Foreign exchange (gains)/losses	(769)	2,663	40
Other income, net	—	(386)	(299)

Income before income taxes	104,346	262,385	6,409
Provision for income taxes	41,202	55,202	11,896

Net income (loss)	$63,144	207,183	(5,487)

Net income (loss) attributable to common shareholders	$63,141	$207,150	$(5,487)

Per share data (see Note 12):
Income (loss) per share:
Basic	$2.97	$9.89	$(0.27)
Diluted	$2.87	$9.54	$(0.27)
Weighted average shares outstanding:
Basic	21,258,536	20,956,566	20,676,859
Diluted	21,968,904	21,718,537	20,676,859

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance, December 31, 2006	20,270	$20	$(45,288)	$109,796	$(3,816)	$60,712
Net loss			(5,487)			(5,487)
Change in pension and post-retirement plans, (net of tax $243)					1,545	1,545

Other comprehensive (loss), net of tax						(3,942)
Adjustment to initial public offering expenses				125		125
Proceeds from exercise of stock options and restricted stock	597	1		950		951
Share-based compensation				1,077		1,077
Dividends declared ($0.68 per share)				(14,219)		(14,219)

Balance, December 31, 2007	20,867	$21	$(50,775)	$97,729	$(2,271)	$44,704

Net income			207,183			207,183
Change in pension and post-retirement plans, (net of tax $144)					247	247

Other comprehensive income, net of tax						207,430
Proceeds from exercise of stock options and restricted stock	207			542		542
Issuance of annual retainer stock to external Board of Directors	17					—
Share-based compensation				3,467		3,467
Excess tax benefits from exercise of stock options				1,108		1,108
Dividends declared ($0.68 per share)			(7,216)	(7,275)		(14,491)

Balance, December 31, 2008	21,091	$21	$149,192	$95,571	$(2,024)	$242,760

Net income			63,144			63,144
Change in pension and post-retirement plans, (net of tax $109)					(226)	(226)

Other comprehensive income, net of tax						62,918
Proceeds from exercise of stock options and restricted stock	224			633		633
Issuance of annual retainer stock to external Board of Directors	19					—
Share-based compensation				3,367		3,367
Excess tax benefits from exercise of stock options				495		495
Dividends declared ($0.68 per share)			(14,795)			(14,795)

Balance, December 31, 2009	21,334	$21	$197,541	$100,066	$(2,250)	$295,378

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$63,144	$207,183	$(5,487)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	51,186	52,507	47,486
Amortization of deferred financing charges	3,130	2,726	4,643
Deferred income tax provision (benefit)	1,867	(12,105)	(1,807)
Deferred profit sharing	(756)	(3,258)	800
Stock based compensation	3,367	3,467	1,077
Gain on retirement of bonds	(3,500)	—	—
Changes in assets and liabilities:
Increase in restricted cash	(1,749)	—	—
Decrease/(increase) in accounts receivable	23,196	(19,462)	(3,763)
Decrease/(increase) in inventories	31,674	(66,582)	(8,159)
Increase in other current assets	(6,433)	(11,116)	(2,645)
(Decrease)/increase in accounts payable	(4,980)	(10,085)	5,565
Increase/(decrease) in other current liabilities	15,172	(934)	3,861
Changes in other long-term assets and liabilities	(1,218)	453	1,870

Net cash provided from operating activities	174,100	142,794	43,441

Cash flows used for investing activities:
Capital expenditures	(19,609)	(18,536)	(28,356)
Purchase of assets	—	—	(2,120)

Net cash used for investing activities	(19,609)	(18,536)	(30,476)

Cash flows from financing activities:
Proceeds from exercise of stock options	633	542	950
Proceeds from issuance of senior unsecured notes	—	—	66,000
Principal payments of floating rate senior note	—	—	(60,800)
Principal payments of term-loan	(126,500)	(2,000)	(20,500)
Principal repayment of senior unsecured notes	(6,500)	—	—
Deferred financing costs	(1,050)	—	(1,815)
Excess tax benefits from exercise of stock options	495	1,108	—
Dividends paid	(14,446)	(14,241)	(12,899)

Net cash used for financing activities	(147,368)	(14,591)	(29,064)

Net change in cash	7,123	109,667	(16,099)
Cash and cash equivalents at beginning of period	125,328	15,661	31,760

Cash and cash equivalents at end of period	$132,451	$125,328	$15,661

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

Innophos Holdings, Inc. is the parent of Innophos Investments Holdings, Inc., which owns 100% of Innophos, Inc; all are incorporated under the laws of the State of Delaware. All intercompany transactions are eliminated in consolidation.

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

Accounts Receivable and Allowances for Doubtful Accounts

Trade accounts receivable is recorded at the invoiced amount and does not bear interest. The collectability of accounts receivable is evaluated based on a combination of factors. Allowances for doubtful accounts are recorded based on the length of time the receivables are past due and historical experience. In circumstances when it is probable that a specific customer is unable to meet its financial obligations, an allowance is recorded against amounts due to reduce the receivable to the amount that is reasonably expected to be collected.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is reflected in net income. Interest is capitalized in connection with the construction of major renewals and improvements. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

estimated useful life. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets, ranging from ten to forty years for buildings and improvements, three to twenty years for machinery and equipment, and three to seven years for capitalized software. Leasehold improvements are amortized over the lease term or the estimated useful life of the improvement, whichever is less.

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

The determination of whether or not assets are impaired and the corresponding useful lives of these long-lived assets requires significant judgment. The development of future cash flow projections requires management estimates related to forecasted sales and expected costs trends. To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections or alternative use of the assets, impairment losses or accelerated depreciation may occur in future periods.

Goodwill

Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. ASC 350, “Intangibles—Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year.

Other Intangible Assets

Other intangible assets, which consist of developed technology, customer relationships, tradenames, a non-compete agreement, patents, licenses and software, are amortized on a straight-line basis over their estimated useful lives. For capitalized software the amortization period is three to seven years; all other identifiable intangibles amortization period is up to twenty years.

External direct costs in developing or obtaining internal use computer software and payroll, and payroll-related costs for employees dedicated solely to the project, to the extent of the time spent directly on the project and which they meet the requirements of ASC 350-40, are capitalized.

Revenue Recognition

Revenues from sales of products are recognized when delivery has occurred and title and risk of loss passes to the customer. In the United States and Canada, the Company records estimated reductions to revenue for distributor incentives and customer incentives such as rebates, at the time of the initial sale. Distributor and customer incentives in Mexico are immaterial to the consolidated financial statements. The estimated reductions are based on the sales terms, historical experience and trend analysis. Accruals for distributor incentives are reflected as a direct reduction to accounts receivable and accruals for rebates are recorded as accrued expenses. This analysis requires a significant amount of judgment from management. Changes in the assumptions used to calculate these estimates or changes resulting from actual results are recorded against revenue in the period in which the change occurs.

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

Employee Termination Benefits

The Company does not have a written severance plan for its Mexican operations, nor does it offer similar termination benefits to affected employees in all Mexican restructuring initiatives however, Mexican law requires payment of certain minimum termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these activities in accordance with Accounting Standards Codification (ASC) 712 (formerly SFAS No. 112), Compensation – Nonretirement Postemployment Benefits. The Company does have a written severance plan which is in accordance with ASC 712 for its U.S. and Canadian operations. The Company has no accrued obligation for post-employment benefits for U.S. and Canadian operations because the amount is not probable and reasonably estimated. Charges associated with these activities are recorded when the payment of benefits is probable and can be reasonably estimated. In all other situations where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with ASC 420 (formerly SFAS No. 146), Exit or Disposal Cost Obligations.

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

Income Taxes

The Company’s United States subsidiaries file a consolidated U.S. tax return. The Mexican subsidiaries file separate tax returns and current income taxes receivable or payable are reflected on the accompanying balance sheets. The Company accounts for income taxes in accordance with ASC 740 (formerly SFAS No. 109), Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.

Deferred tax assets are assessed for recoverability and a valuation allowance is provided if it is more likely than not that the associated tax benefit will not be recognized.

The Company does not have any material uncertain income tax positions in accordance with ASC 740-10-25 (formerly FIN 48). If any material uncertain tax positions did arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. All of the tax years since the Company’s inception in 2004 are subject to examination by the Canadian, Mexican and United States revenue authorities. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. As of December 31, 2009, no significant adjustments have been proposed to the Company’s tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2010.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net income (loss), adjusted for changes in other comprehensive income items such as changes in defined benefit pension plan funded status. In accordance with ASC 220 (formerly SFAS No. 130), Comprehensive Income, the Company has identified and reported other comprehensive income in stockholders’ equity.

Stock Options

In connection with the Company’s initial public offering, the historical stock option strips originally granted on April 1, 2005 under the Innophos Holdings, Inc. 2005 Stock Option Plan, or 2005 Plan, were converted, as required under the terms of the 2005 Plan, to 1,116,944 single class common stock options currently outstanding with the same vesting schedule. The exercise price is $2.55 per option. The determination of the fair value of the underlying common stock used to determine the exercise prices for the stock options granted on April 1, 2005 was performed contemporaneously with the issuance of these common stock option grants.

Under the prospective transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of ASC 718 (formerly SFAS No. 123(R)), Compensation – Stock Compensation. The Company will continue to account for the outstanding 2005 Plan awards under APB 25, which falls under grandfathered material excluded from the first release of the FASB Codification, until they are settled or modified. See Note 11 for further description of our stock-based compensation programs.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification™ (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For Innophos, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The Company adopted ASC 805 (formerly SFAS No. 141(R), Business Combinations and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements), for business combinations on or after January 1, 2009. This requires recognition of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In a business combination achieved in stages, this pronouncement requires recognition of identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This pronouncement also requires the fair value of acquired in-process research and development (IPRD) to be recorded as indefinite lived intangibles, contingent consideration to be recorded on the acquisition date, and restructuring and acquisition-related deal costs to be expensed as incurred. In addition, any excess of the fair value of net assets acquired over purchase price and any subsequent changes in estimated contingencies are to be recorded in earnings. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In June 2009, the FASB issued an amendment to ASC topic 860 (the amendment was formerly SFAS No. 166, Accounting for Transfers of Financial Asset). Among other items the provision removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement is effective January 1, 2010. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued an amendment to ASC topic 810 (the amendment was formerly SFAS No. 167, Disclosure Requirements for Variable Interest Entities). The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

In October 2009, the FASB approved for issuance (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25) Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

2. Restricted Cash:

Restricted cash consisted of escrow funds agreed to be deposited in connection with a dispute between the Company and a third party. The dispute was settled on February 24, 2010 and the funds will be disbursed to the third party in accordance with the settlement terms.

3. Inventories:

Inventories consist of the following:

	2009	2008
Raw materials	$31,770	$26,183
Finished products	73,924	111,031
Spare parts	7,942	8,096

	$113,636	$145,310

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2009 and December 31, 2008 were $13,189 and $8,863, respectively.

4. Other Current Assets:

Other current assets consist of the following:

	2009	2008
Creditable taxes (value added taxes)	$4,028	$5,444
Prepaid income taxes	10,435	1,492
Deferred income taxes	16,019	12,771
Other prepaids	13,110	16,220
Other	6,273	4,257

	$49,865	$40,184

5. Property, Plant and Equipment, net:

Property, plant and equipment, at cost, consist of the following:

	2009	2008
Land and buildings	$90,384	$87,635
Machinery and equipment	322,523	315,865
Construction-in-progress	10,799	5,813

	423,706	409,313
Less accumulated depreciation	219,179	178,891

	$204,527	$230,422

Under ASC 360, “Property, Plant, and Equipment,” long-lived assets including property, plant and equipment and amortized intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The determination of whether or not assets are impaired and the corresponding useful lives of these long-lived assets requires significant judgment. The development of future cash flow projections requires management estimates related to forecasted sales and expected costs trends. To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections or alternative use of the assets, impairment losses or accelerated depreciation may occur in future periods.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

In our Mexican operations, we continue to monitor changes in circumstances where the undiscounted cash flows would indicate that the carrying amount of an asset or asset group may not be recoverable. The uncertainty in phosphate rock prices, volume decreases, sales price erosion, and the reduced operating rates for the Coatzacoalcos plant were included in management’s estimates and are consistent with management’s expectations. The carrying value of the Coatzacoalcos plant was approximately $84.2 million at December 31, 2009. The undiscounted cash flows of the STPP (Sodium Tripolyphosphate) asset group exceeded their carrying value by 31%, while the other asset groups exceeded their carrying values by significantly greater margins. The Company completed an impairment analysis for certain of its long lived assets during the third quarter of 2009 and, based on the undiscounted cash flows, no asset impairment charges were recorded for the Mexican assets. The Company did not conduct an asset impairment test during the fourth quarter as there were no triggering events that warranted an impairment test.

Depreciation expense, excluding depreciation expense in changes of inventory, was $45,837, $45,904 and $42,469 in 2009, 2008 and 2007, respectively.

6. Goodwill:

	United States	Mexico	Canada	Total
Balance, December 31, 2007	$7,237	$37,501	$2,530	$47,268
Adjustments, net of tax	—	4,438	—	4,438

Balance, December 31, 2008 and 2009	$7,237	$41,939	$2,530	$51,706

In 2008, the Company had an immaterial adjustment to its August 13, 2004 opening balance sheet of $4.4 million related to its deferred Mexican employee statutory profit sharing. A benefit of approximately $2.0 million was recorded for deferred income taxes and deferred profit sharing liabilities for 2008 related to prior years, which was immaterial individually and in the aggregate to all periods.

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

Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach include the cash flow forecasts for each of our reporting units (Mexico, U.S. and Canada), the discount rate and the terminal value. The five year cash flow forecasts of the company’s reporting units is based upon management’s estimate at the date of the assessment, which incorporates managements long-term view of selling prices, sales volumes for Innophos’ products, key raw materials and energy costs, operating cost structure and other industry data. The aggregated fair value of our reporting units was reconciled to our market capitalization at the date of the assessment, plus a suitable control premium. Our market capitalization during fourth quarter of 2009 exceeded the book value of our equity. The terminal value was determined by applying business growth factors for each reporting unit which are in-line with longer term historical growth rates, to the latest year for which a forecast exists.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	2009	2008
Developed technology and application patents, net of accumulated amortization of $10,168 for 2009 and $8,279 for 2008	10-20	26,432	28,321
Customer relationships, net of accumulated amortization of $3,961 for 2009 and $3,012 for 2008	5-15	7,369	8,318
Tradenames and license agreements, net of accumulated amortization of $3,401 for 2009 and $2,839 for 2008	5-20	5,959	6,521
Capitalized software, net of accumulated amortization of $2,279 for 2008 and $2,496 for 2008	3-5	700	1,293
Non-compete agreement, net of accumulated amortization of $315 for 2009 and $189 for 2008	5	315	441

Total Intangibles		$40,775	$44,894

Deferred financing costs, net of accumulated amortization of $7,473 for 2009 and $14,262 for 2008		$6,921	$9,001
Deferred income taxes		1,409	512
Other Assets		3,084	1,306

Total other assets		$11,414	$10,819

		$52,189	$55,713

Amortization expense for intangibles was $4,312, $4,312 and $4,034 in 2009, 2008 and 2007, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2010	2011	2012	2013	2014
Intangible amortization expense	$3,853	$3,554	$3,266	$3,061	$2,980

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Other Current Liabilities:

Other current liabilities consist of the following:

	2009	2008
Payroll related	$13,480	$9,318
Taxes	8,984	9,642
Interest	7,505	7,813
Freight and rebates	3,794	4,942
Benefits and pensions	5,104	5,688
Dividends payable	3,627	3,585
Legal	2,820	828
Other	14,382	2,666

	$59,696	$44,482

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:

Short-term borrowings and long-term debt consist of the following:

	2009	2008
Senior credit facility	$—	$126,500
Senior subordinated notes	190,000	190,000
Senior unsecured notes	56,000	66,000

	$246,000	$382,500
Less current portion	—	72,613

	$246,000	$309,887

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

In addition, the Loan Agreement requires the Borrowers to maintain a fixed charge coverage ratio (on a consolidated basis) of at least 1.00 to 1.00 as of the last day of each calendar month for the preceding twelve consecutive fiscal months during any “Compliance Period.” Compliance Period is defined as any period beginning on a day on which (i) an event of default under the Loan Agreement has occurred and is continuing or (ii) the excess availability under the revolving credit facility is less than $16.0 million through and including the first day when excess availability has exceeded $16.0 million for

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

60 consecutive days during each of which no event of default has occurred. The Loan Agreement also requires the Borrowers to maintain at all times excess availability under the revolving credit facility of at least $6.5 million. The Loan Agreement allows the Borrowers to declare and pay dividends or make other distributions to stockholders in an aggregate amount not to exceed $5.0 million in any calendar quarter.

As of December 31, 2009, the Borrowers had $41.9 million excess availability above the minimum excess availability requirements, as calculated in accordance with the Loan Agreement, and there was no amount outstanding on the revolving credit line. A total of $2.2 million in face amount of letters of credit were issued under the sub-facility to support instruments outstanding under a prior credit facility terminated on that date.

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

Interest. Interest on the Senior Unsecured Notes accrues at the rate of 9.5% per annum and is payable semi-annually on April 15 and October 15, commencing on October 15, 2007. Interest on overdue principal and interest accrues at a maximum rate that is 1% higher than the then applicable interest rate on the Senior Unsecured Notes. We make each interest payment to the holders of record on the immediately preceding April 1 and October 1.

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

Floating Rate Senior Notes

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

Total interest paid by the Company for all indebtedness for 2009, 2008 and 2007 was $24,761, $33,136 and $38,786.

As of December 31, 2009, the Company was in full compliance with all debt covenant requirements.

Interest expense, net consists of the following:

	Year Ended December 31,
	2009	2008	2007
Interest expense	$24,455	33,170	$38,891
Deferred financing cost	3,130	2,726	4,643
Interest income	(541)	(1,372)	(1,307)
Gain on retirement of bonds	(3,500)	—	—
Less: amount capitalized for capital projects	(231)	(331)	(668)

Total interest expense, net	$23,313	$34,193	$41,559

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

10. Other Long-Term Liabilities:

Other long-term liabilities consist of the following:

	2009	2008
Environmental liabilities	$1,100	1,100
Profit sharing liabilities	2,350	3,106
Deferred income taxes	23,617	17,714
Pension and post retirement liabilities (U.S. and Canada only)	5,240	4,647
Other Liabilities	7,708	5,536

	$40,015	$32,103

11. Stockholders’ Equity / Stock-Based Compensation:

Our compensation programs include share-based payments. The primary share-based awards and their general terms and conditions currently in effect are as follows:

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

•

Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of the Company’s common stock, within a range of shares from zero to a specified maximum (generally 200%), calculated using a three year future average return on invested capital (i.e. the three year period 2009-2011 for a 2009 award) as defined solely by reference to the Company’s own activities. Dividends will accrue over the vesting period and are paid on performance share awards when fully vested.

•	Annual stock retainer grants, which entitle independent members of the Board of Directors to receive a number of shares of the Company’s common stock equal to a fixed retainer value.

In 2005 the Company’s Board of Directors approved the Innophos Holdings, Inc. 2005 Stock Option Plan, or 2005 Plan. The 2005 Plan provided for grants of qualified and non-qualified stock options with a ten year term. All options vest ratably over an approximate five year term. The 2005 Plan, for all practical purposes, was discontinued with the adoption of the Innophos Holdings, Inc. 2006 Stock Option Plan, or 2006 Plan. The 2006 Plan was adopted as a successor to the Company’s 2005 Plan prior to the IPO in November 2006. The 2006 Plan allows for the issuance of up to 1,000,000 shares of Common Stock under its stock provisions. Subsequently, in June 2009 the stockholders approved the Company’s 2009 Long Term Incentive Plan (the 2009 Plan), which effectively replaced the 2006 Plan.

Restricted Stock

In October 2006, the Company’s Board of Directors awarded 173,568 shares of restricted Common Stock with a fair value of $2.1 million to certain executive officers. These awards are classified as equity awards and vest over nine quarters in equal installments of 11.11% per quarter beginning January 1, 2007. Declared dividends will accrue on the restricted stock and will vest over the same period. The restricted stock is fully vested as of January 1, 2009 and has converted into an equivalent number of shares of common stock. The related compensation expense is based on the public offering price of $12. The compensation expense is amortized on a straight-line basis over the requisite service period. The Company recognized approximately $0.9 million of compensation expense in 2008 and 2007, respectively. As of December 31, 2009 all shares have vested. There were 96,428 unvested and 77,140 vested shares granted as of December 31, 2007. As of December 31, 2008, there were 19,288 unvested and 154,280 vested shares granted.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Stock Options

In connection with the Company’s initial public offering, the historical stock option strips originally granted on April 1, 2005 under the Innophos Holdings, Inc. 2005 Stock Option Plan, or 2005 Plan, were converted, as required under the terms of the 2005 Plan, to 1,116,944 single class common stock options currently outstanding with the same vesting schedule. The exercise price is $2.55 per option. The determination of the fair value of the underlying common stock used to determine the exercise prices for the stock options granted on April 1, 2005 was performed contemporaneously with the issuance of these common stock option grants.

On May 24, 2007 the two independent directors of the Company were granted a total of 4,424 stock options which were fully vested with an exercise price of $15.37 per share. These grants were reissued options under the 2005 Plan of previously forfeited options. These options are accounted for under the provisions of ASC 718 (formerly SFAS No. 123(R)). The compensation expense to these immediate vesting options was approximately $22.

On October 22, 2007 the Company granted 287,200 non-qualified stock options at an exercise price of $15.20 per share to certain employees with a fair value of $1.0 million. The non-qualified stock options vest annually over three years with a ten-year term from date of grant.

On December 19, 2007 the Company granted 2,000 non-qualified stock options to a certain employee at an exercise price of $14.47 per share with a fair value of $7. The non-qualified stock options vest annually over three years with a ten-year term from date of grant.

On April 25, 2008 the Company granted 248,550 non-qualified stock options at an exercise price of $18.38 per share to certain employees with a fair value of $0.9 million. The non-qualified stock options vest annually over three years with a ten-year term from date of grant.

On May 7, 2009 and June 2, 2009 the Company granted 84,651 and 136,849 non-qualified stock options with a fair value of $0.5 million and $0.9 million, respectively. The non-qualified stock options vest annually over three years with a ten-year term from date of grant.

Performance Share Awards

On October 22, 2007 the Company granted 74,650 performance share awards to certain employees with a fair value of $0.9 million. The performance share awards vest at the end of the three year service period with a ten-year term from date of grant. Declared dividends will accrue on the performance shares and will vest over the same period.

On December 19, 2007 the Company granted 600 performance share awards to a certain employee with a fair value of $8. The performance share awards vest at the end of the three year service period with a ten-year term from date of grant. Declared dividends will accrue on the performance shares and will vest over the same period.

On April 25, 2008 the Company granted 82,340 performance share awards to certain employees with a fair value of $1.4 million. The performance share awards vest at the end of the three year service period with a ten-year term from date of grant. Declared dividends will accrue on the performance shares and will vest over the same period. During 2008 the Company revised its estimate of the number of performance shares expected to be earned at the end of the performance periods, as a result of revising its estimate of projected performance, and increased the number of performance shares by 157,590 with an associated fair value of $2.3 million.

On May 7, 2009 the Company granted 94,150 performance share awards to certain employees with a fair value of $0.9 million. The performance share awards vest at the end of the three year service period with a ten-year term from date of grant. Declared dividends will accrue on the performance shares and will vest over the same period. In the third quarter of 2009 the Company revised its estimate of the number of performance shares expected to be earned at the end of the performance period, as a result of revising its estimate of projected performance, and increased the number of performance shares by 94,150 with an associated fair value of $1.4 million.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

On October 30, 2009 the Company granted 2,067 performance share awards to certain employees with a fair value of less than $0.1 million. The performance share awards vest at the end of the three year service period with a ten-year term from date of grant. Declared dividends will accrue on the performance shares and will vest over the same period. In the fourth quarter of 2009 the Company revised its estimate of the number of performance shares expected to be earned at the end of the performance period, as a result of revising its estimate of projected performance, and increased the number of performance shares by 2,067 with an associated fair value of less than $0.1 million.

Stock Grants

In December 2008 the five external members of the Board of Directors were each granted 3,349 shares of the Company’s common stock with an aggregated fair value of $250,000 which immediately vested as part of their director fees.

In July 2009 the six external members of the Board of Directors were each granted 3,106 shares of the Company’s common stock with an aggregated fair value of $0.3 million which immediately vested as part of their director fees.

At December 31, 2009, assuming all performance share grants are at maximum, there were 2.2 million shares available for future grants under the 2009 Plan.

The Company will continue to account for the outstanding 2005 Plan awards under APB 25, which falls under grandfathered material excluded from the first release of the FASB Codification, until they are settled or modified. All of the awards granted under the 2009 Plan and the 2006 Plan are accounted for under the provisions of ASC 718 (formerly SFAS No. 123(R)). The compensation expense is amortized on a straight-line basis over the requisite service period, adjusted for forfeiture assumptions.

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2009	2008	2007
Stock options	$937	$644	$91
Restricted stock	20	926	926
Performance shares	2,110	1,647	60
Stock grants	300	250	—

Total stock-based compensation expense	$3,367	$3,467	$1,077

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of stock option activity during the three years ended December 31, 2009, is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,116,943	$2.55
Granted	293,624	15.20
Forfeited	(65,649)	2.55
Exercised	(422,860)	2.55

Outstanding at December 31, 2007	922,058	$6.58

Exercisable at December 31, 2007	389,526	$2.70

Outstanding at January 1, 2008	922,058	$6.58
Granted	248,550	18.38
Forfeited	(351)	15.20
Exercised	(207,763)	2.62

Outstanding at December 31, 2008	962,494	$10.48

Exercisable at December 31, 2008	484,323	$5.53

Outstanding at January 1, 2009	962,494	$10.48
Granted	221,500	14.57
Forfeited	(46,503)	16.77
Exercised	(218,405)	3.12

Outstanding at December 31, 2009	919,086	$12.89

Exercisable at December 31, 2009	473,716	$10.10

The fair value of the options granted during 2009, 2008 and 2007 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected volatility	61.4%	36.8%	36.8%
Dividend yield	5.0%	4.6%	4.5%
Risk-free interest rate	2.7%	3.4%	4.2%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of stock options	$6.19	$4.52	$3.97

Prior to 2009, since Innophos Holdings, Inc. was a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based on peer group historical volatility data equaling the expected term. In 2009, the Company had chosen a blended volatility which consists of 50% historical volatility average of the peer group and 50% historical volatility of Innophos. The increase in the expected volatility in 2009 versus prior periods is a result of broader market conditions. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	—	$—
Granted	75,250	13.28
Forfeited	—	—
Vested	—	—

Outstanding at December 31, 2007	75,250	$13.28

Outstanding at January 1, 2008	75,250	$13.28
Granted (at targeted return on invested capital)	82,340	18.38
Forfeited	—	—
Vested	—	—
Adjustment to estimate of shares to be earned	157,590	15.95

Outstanding at December 31, 2008	315,180	$15.95

Outstanding at January 1, 2009	315,180	$15.95
Granted (at targeted return on invested capital)	96,217	14.67
Forfeited	(28,000)	16.02
Vested	—	—
Adjustment to estimate of shares to be earned	96,217	14.67

Outstanding at December 31, 2009	479,614	$15.43

The total intrinsic value of options exercised and stock grants during 2009, 2008 and 2007 was $2.7 million, $5.1 million and $5.2 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2009 was $12.9 million and $6.1 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Restricted Stock	Stock Options	Performance Based
Amount	$26	$1,987	$3,602
Weighted-average years to be recognized	2.2 years	1.6 years	1.6 years

12. Earnings per share (EPS)

The Company accounts for earnings per share in accordance with ASC 260 (formerly SFAS No. 128, Earnings Per Share) and related guidance, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS. Under ASC Subtopic 260-10-45, as of January 1, 2009 unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock, are considered participating securities for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below. Retrospective application is required for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. This resulted in a $0.02 reduction in previously reported basic EPS for the year ended December 31, 2008.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	63,144	207,183	(5,487)
Less: earnings attributable to unvested shares	(3)	(33)	—
Net income (loss) available to common shareholders	$63,141	$207,150	$(5,487)

Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,258,536	20,956,566	20,676,859
Dilutive effect of stock equivalents	710,368	761,971	—

Diluted number of weighted average common shares outstanding	21,968,904	21,718,537	20,676,859

Earnings (loss) per common share:
Earnings (loss) per common share - Basic	$2.97	$9.89	$(0.27)
Earnings (loss) per common share - Diluted	$2.87	$9.54	$(0.27)

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 688,332, 486,877 and 1,093,736 for the years ended 2009, 2008 and 2007, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Dividends

The following is the dividend activity for 2009, 2008 and 2007:

	2009
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared - per share	$0.17	$0.17	$0.17	$0.17	$0.68
Dividends declared - aggregate	3,611	3,622	3,623	3,627	14,483
Dividends paid - per share	0.17	0.17	0.17	0.17	0.68
Dividends paid - aggregate	3,590	3,611	3,622	3,623	14,446

	2008
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared - per share	$0.17	$0.17	$—	$0.34	$0.68
Dividends declared - aggregate	3,551	3,563	—	7,166	14,280
Dividends paid - per share	0.17	0.17	0.17	0.17	0.68
Dividends paid - aggregate	3,549	3,551	3,563	3,578	14,241

	2007
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared - per share	$0.17	$0.17	$0.17	$0.17	$0.68
Dividends declared - aggregate	3,533	3,544	3,547	3,549	14,173
Dividends paid - per share	0.17	0.17	0.17	0.17	0.68
Dividends paid - aggregate	2,275	3,533	3,544	3,547	12,899

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

In Canada, salaried employees are covered by defined contribution plans which provide for company contributions as a percent of pay, employee contributions, and company matching contributions. Union-represented hourly employees are covered by a defined benefit plan providing benefits based on a negotiated benefit level and years of service. The defined contribution plans were established by the Company in 2004; the defined benefit plan for union-represented hourly employees is a continuation of the Rhodia Canada Inc.’s pension plan for its Port Maitland union employees, which was included in the acquisition of the Phosphates Business from Rhodia on August 13, 2004.

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

As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $60. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $135.

The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2010 are as follows:

	Pension	Other Benefits	Total
Prior Service Cost	$93	$261	$354
Net Actuarial Loss/(Gain)	87	(58)	29
Transition Obligation	—	27	27

The changes in benefit obligations recognized in other comprehensive loss during 2009 and 2008 are as follows:

	Pension Benefits		Other Benefits		Total
	2009	2008	2009	2008	2009	2008
Change in accumulated other comprehensive income
Amortization of net gain	$(75)	$(28)	$90	$109	$15	$81
Amortization of prior service cost	(93)	—	(289)	(289)	(382)	(289)
Prior service cost arising during period from amendments	—	259	—	(30)	—	229
Net loss arising during period	504	(5)	198	(120)	702	(125)

Total change in accumulated other comprehensive income	336	226	(1)	(330)	335	(104)

Deferred taxes	(114)	1	6	(144)	(108)	(143)

Net amount recognized	$222	$227	$5	$(474)	$227	$(247)

U.S. Plans

On April 26, 2007, the Company and the Union for the hourly employees at our Nashville facility agreed that it would freeze its defined benefit pension plan (the “Plan”) as of August 1, 2007. The accrual of additional benefits or increase in the current level of benefits under the Plan will cease as of August 1, 2007, after which the Nashville union employees will participate in the Company’s existing non contributory defined contribution benefit plan. As of January 1, 2007, Plan assets were less than the projected benefit obligation. Freezing of the Plan was accounted for as a curtailment under ASC 715 (formerly SFAS No. 88), Compensation – Retirement Benefits. The Company remeasured the pension obligation during the three months ended June 30, 2007 and as a result, reduced the projected benefit obligation by $1.2 million and recognized $1.4 million largely attributable to the recognition of prior service cost, resulting in a net curtailment loss of $0.2 million to earnings.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Obligations and Funded Status—U.S. Plans

At December 31

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Accumulated benefit obligation	$1,928	$1,898	$3,402	$2,992

Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$1,898	$1,915	$2,992	$2,589
Service cost	—	—	342	323
Interest cost	104	100	161	142
Actuarial (Gain)/Loss	(64)	(112)	(36)	(14)
Actual Benefits Paid	(10)	(5)	(57)	(48)
Plan Amendments	—	—	—	—

Projected Benefit Obligation at End of Year	$1,928	$1,898	$3,402	$2,992

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$982	$1,184	$—	$—
Actual Return on Plan Assets	130	(295)	—	—
Employer Contributions	83	98	57	48
Actual Benefits Paid	(10)	(5)	(57)	(48)

Fair Value of Trust Assets at End of Year	$1,185	$982	$—	$—

Funded Status of the Plan	$(743)	$(916)	$(3,402)	$(2,992)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$—	$—	$—	$—
Current Liabilities	—	—	(119)	(87)
Noncurrent Liabilities	(743)	(916)	(3,283)	(2,905)

Net Amounts Recognized	$(743)	$(916)	$(3,402)	$(2,992)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Transition (Asset)/Obligation	$—	$—	$—	$—
Prior Service Cost/(Credit)	—	—	1,311	1,573
Net Actuarial (Gain)/Loss	8	86	(981)	(1,039)

Total Amount Recognized	$8	$86	$330	$534

Deferred Taxes	(3)	(33)	(127)	(205)

Net Amount Recognized	5	53	203	329

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$201	$342	$323	$311
Interest cost	104	100	134	161	142	126
Expected Return on Assets	(109)	(100)	(61)	—	—	—
Amortization of
Prior Service Cost	—	—	43	262	261	262
Actuarial (Gain)/Loss	(7)	(41)	2	(95)	(115)	(115)
Curtailment Expense	—	—	203	—	—	—

Net Periodic Cost	$(12)	$(41)	$522	$670	$611	$584

Weighted Average Assumptions for Balance Sheet Liability at End of Year
Discount Rate	5.50%	5.50%	6.00%	5.50%	5.50%	5.75%
Expected Long-Term Rate of Return	8.00%	8.00%	8.00%	NA	NA	NA
Rate of Compensation Increase	NA	NA	NA	3.00%	3.00%	3.00%
Weighted Average Assumptions for Net Periodic Benefit Cost at End of Year
Discount Rate	5.50%	6.00%	5.75%	5.50%	5.75%	5.75%
Expected Long-Term Rate of Return	8.00%	8.00%	8.00%	NA	NA	NA
Rate of Compensation Increase	NA	NA	3.00%	3.00%	3.00%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2010	$38	$119
Fiscal 2011	50	159
Fiscal 2012	65	206
Fiscal 2013	79	250
Fiscal 2014	91	288
Fiscal Years 2015-2019	632	2,054

Innophos expects to contribute approximately $0.1 million to its U.S. defined benefit pension plan in 2010.

There are no estimated net actuarial gain, prior service cost, or transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2010 fiscal year.

The estimated actuarial gain, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2010 fiscal year are ($78), $261 and $0, respectively.

Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets

As of December 31, 2009 the Innophos, Inc. Pension Investment Committee was in the process of formalizing an investment policy designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Innophos, Inc.’s pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2009 and 2008 by asset category are as follows:

	Plan Assets at December 31
	2009	2008
Asset Category
Equity securities	35.8%	59.9%
Fixed income securities	61.5	40.1
Other	2.7	0.0

Total	100.0%	100.0%

The fair values of Innophos, Inc.’s pension plan assets at December 31, 2009 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$424	$424	$—	$—
Fixed income securities	729	729	—	—
Other	32	32	—	—

	$1,185	$1,185	$—	$—

Defined Contribution Plan—U.S.

Innophos Inc.’s expense for the defined contribution plan was $2.7 million, $2.9 million and $2.2 million for 2009, 2008 and 2007, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans

Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Accumulated benefit obligation	$8,175	$5,852	$1,254	$853

Projected Change in Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$5,852	$8,543	$853	$998
Service cost	157	218	40	55
Interest cost	473	446	71	54
Plan Amendments	—	299	—	(35)
Actuarial (Gain)/Loss	915	(1,971)	158	(3)
Actual Benefits Paid	(301)	(292)	(29)	(28)
Exchange Rate Changes	1,079	(1,391)	161	(188)

Projected Benefit Obligation at End of Year	$8,175	$5,852	$1,254	$853

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$6,837	$9,017	$—	$—
Actual Return on Plan Assets	1,353	(1,452)	—	—
Employer Contributions	1,637	1,132	29	28
Actual Benefits Paid	(301)	(292)	(29)	(28)
Exchange Rate Changes	1,415	(1,568)	—	—

Fair Value of Trust Assets at End of Year	$10,941	$6,837	$—	$—

Funded Status of the Plan	$2,766	$984	$(1,254)	$(853)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$2,766	$984	$—	$—
Current Liabilities	—	—	(40)	(27)
Noncurrent Liabilities	—	—	(1,214)	(826)

Net Amounts Recognized	$2,766	$984	$(1,254)	$(853)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Transition (Asset)/Obligation	$—	$—	$277	$263
Prior Service Cost/(Credit)	201	258	—	—
Net Actuarial (Gain)/Loss	2,344	1,873	319	131

Total Amount Recognized	$2,545	$2,131	$596	$394
Deferred Taxes	(890)	(746)	(209)	(138)

Net Amount Recognized	1,655	1,385	387	256

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$157	$218	$230	$40	$55	$55
Interest cost	473	446	420	71	54	49
Expected Return on Assets	(667)	(660)	(565)	—	—	—
Amortization of
Actuarial (Gain)/Loss	82	80	49	5	7	13
Prior Service Cost	93	—	—	—	—	—
Net Transition Obligation	—	—	—	27	33	32

Net Periodic Cost	$138	$84	$134	$143	$149	$149

Weighted Average Assumptions for Balance Sheet Liability at End of Year
Discount Rate	6.50%	7.50%	5.50%	6.50%	7.50%	5.50%
Rate of Compensation Increase	NA	NA	NA	NA	NA	NA
Weighted Average Assumptions for Net Periodic Benefit Cost at End of Year
Discount Rate	7.50%	5.50%	5.25%	7.50%	5.50%	5.25%
Expected Long-Term Rate of Return	7.00%	7.00%	7.00%	0.00%	0.00%	0.00%
Rate of Compensation Increase	NA	NA	NA	NA	NA	NA
Accrued Health Care Cost Trend Rates at End of Year
Health Care Cost Trend Rate Assumed for Next Year (Initial Rate)				10%	9%	10%
Rate to which the Cost Trend Rate is Assumed to Decline (Ultimate Rate)				5%	5%	5%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2009	2008
Effect of a Change in the Assumed Rate of Increase in Health Benefit Costs
Effect of a 1% Increase On
Total of Service Cost and Interest Cost	$22	$15
Postretirement Benefit Obligation	$194	$131
Effect of a 1% Decrease On
Total of Service Cost and Interest Cost	$(18)	$(12)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2010 fiscal year are $91, $93 and $0, respectively.

The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2010 fiscal year are $20, $0 and $27, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets

Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2009 and 2008 by asset category are as follows:

	2009	2008
Asset Category
Equity securities	57.6%	55.7%
Fixed income securities	41.7	40.1
Other	0.7	4.2

Total	100%	100%

The fair values of Innophos Canada, Inc.’s pension plan assets at December 31, 2009 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$6,298	$6,298	$—	$—
Fixed income securities	4,566	4,566	—	—
Other	77	77	—	—

	$10,941	$10,941	$—	$—

The Pension Committee has promulgated a Statement of Investment Policies and Procedures based on the “prudent person portfolio approach” to ensure investment and administration of the assets of the Plan within the parameters set out in the Ontario Pension Benefits Act and the Regulations hereunder. Investment managers appointed by the Plan are directed to achieve a satisfactory return through a diversified portfolio consistent with acceptable risks and prudent management. In accordance with the investment and risk philosophy of the Committee, a target asset mix of 60% equities and 40% fixed income instruments has been established. Investment weightings and results are tested regularly against appropriate benchmark portfolios.

Cash Flows

Contributions

Innophos Canada, Inc. contributed $1.7 million to its pension plan in 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2010	$340	$40
Fiscal 2011	396	37
Fiscal 2012	427	37
Fiscal 2013	453	43
Fiscal 2014	466	57

Innophos plans to contribute approximately $1.0 million to its Canadian pension plan in 2010.

Defined Contribution Plans—Canada

Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2009, 2008 and 2007, respectively.

Mexico

In accordance with Mexican labor law, a Mexican employee is entitled to certain post employment payments after reaching fifteen years of service. In addition, Mexican employees also participate in a statutory profit sharing program based on 10% of adjusted taxable income. For 2009, 2008 and 2007, Innophos Fosfatados de Mexico, S.A. de C.V., recorded provisions of zero, $4,546 and $2,135, respectively, for these liabilities.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Income Taxes:

A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2009		2008		2007
	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$89,827	$33,390	$80,184	$3,922	$(29,003)	$293
Canada/Mexico	14,519	7,812	182,201	51,280	35,412	11,603

Total	$104,346	$41,202	$262,385	$55,202	$6,409	$11,896

Current income taxes		$39,335		$67,307		$13,703
Deferred income taxes		1,867		(12,105)		(1,807)

Total		$41,202		$55,202		$11,896

	Year Ended December 31,
	2009	2008	2007
Income tax expense at the U.S. statutory rate	$36,520	$91,835	$2,244
State income taxes (net of federal tax effect and State valuation allowance	3,182	851	90
Foreign tax rate differential	3,041	(12,314)	(504)
Change in Federal U.S. valuation allowance	—	(24,858)	10,040
Non-deductible permanent items	(1,541)	(312)	26

Provision for income taxes	$41,202	$55,202	$11,896

Net deferred tax assets were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2009	2008
Net current deferred tax assets	$16,019	$12,771
Net noncurrent deferred tax assets	1,409	512
Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	(23,617)	(17,714)

Net deferred tax liabilities	$(6,189)	$(4,431)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2009	2008
Deferred tax assets:
Inventories	$4,536	$2,345
Accrued liabilities	12,229	8,429
Intangibles	—	1
Tax losses	10,079	16,094

Total deferred tax assets	26,844	26,869

Deferred tax liabilities:
Gain on bond retirement	(1,345)	—
Intangibles	(514)	—
Fixed assets	(25,511)	(26,487)

Total deferred tax liabilities	(27,370)	(26,487)

Total valuation allowances	(5,663)	(4,813)

Net deferred tax liabilities	$(6,189)	$(4,431)

The U.S. operations have Federal tax loss carry forwards of $12.4 million, which will expire in approximately 18 years, as of December 31, 2009. The loss carryforwards include $1.0 million related to windfall tax benefits which will be recorded in paid-in capital when realized. The Company realized tax benefits of $495 from stock options exercised during 2009.

As of December 31, 2008, the U.S. operations no longer had cumulative losses and, after consideration of the positive and negative evidence including the sustainability of the positive earnings trend, the Company concluded that it was more likely than not that the net deferred tax assets will be utilized and as a result a $24.9 million benefit from the reversal of valuation allowances mainly as the result of the usage of our net operating loss carryforwards had been recorded. The Company still maintains a $5.7 million valuation allowance primarily related to certain State net operating loss carryforwards as it is more likely than not that these tax benefits will not be utilized. Pursuant to Section 382 of the Internal Revenue Code, as amended, the annual utilization of the Company’s U.S. net operating loss carryforwards may be limited, if the Company experiences a change in ownership of more than 50% within a three year period. As a result of the Company’s IPO, the Company’s net operating loss carryforwards available to offset future taxable income arising before the ownership change may be limited. The Company believes it experienced an ownership change on April 2, 2007 that limits the utilization of net operating losses to offset future taxable income. However, based on the Company’s current analysis, all remaining U.S. Federal net operating loss carryforwards will be able to be utilized by 2010.

For the years ended December 31, 2009, 2008 and 2007, income taxes were not provided on unremitted earnings of $6,707, $130,921 and $23,809, respectively, as these earnings are expected to be permanently reinvested internationally.

In the fourth quarter of 2009, both Mexico and Canada enacted new tax legislation which, among other provisions, modified the future tax rates in those jurisdictions. As a result, the Company recognized, in the income tax provision, the impact of this change in tax rates for its deferred tax assets and liabilities as of December 31, 2009.

The Company does not have any material uncertain income tax positions in accordance with ASC 740-10-25 (formerly FIN 48). If any material uncertain tax positions did arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. All of the tax years since the Company’s inception in 2004 are subject to examination by the Canadian, Mexican and United States revenue authorities. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. As of December 31, 2009, no significant adjustments have been proposed to the Company’s tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2010.

Income taxes paid were $49,705, $64,822 and $7,786 for 2009, 2008 and 2007, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Commitments and Contingencies:

Leases

Under agreements expiring through 2017, the Company leases railcars and other equipment under various operating leases. Rental expense for 2009, 2008 and 2007 was $5,140, $5,213 and $4,438, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2010	$4,113
2011	3,688
2012	2,824
2013	2,690
2014	2,246
Thereafter	2,979

Purchase Commitments and Supplier Concentration

The Company has two raw material supply contracts, one with an initial term through 2018 with an automatic five-year renewal term at prices established annually based on a formula and the other through 2010. The minimum annual purchase obligations, at current prices, approximates $89.8 million for 2010.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of December 31, 2009.

The U.S. Environmental Protection Agency, or EPA, has indicated that compliance at facilities in the phosphate industry is a high enforcement priority. After several years of expressing various concerns (without issuing any notice of violation) about aspects of our Geismar, LA operations, in March 2008, we received a letter from the Department of Justice, or DOJ, indicating that EPA had referred the case for civil enforcement, contending, among other things, that we do not qualify for certain exemptions we have claimed, and alleging that we violate the Resource Conservation and Recovery Act (RCRA) at Geismar by failing to manage two materials appropriately. Although the letter stated that EPA/DOJ intended to seek unspecified penalties and corrective action, it proposed discussions to explore possible resolution, which we undertook and are pursuing. During the fourth quarter of 2008, the DOJ/EPA demanded that Innophos and its neighboring interconnected supplier, PCS, undertake certain “interim measures” to address DOJ/EPA’s chief environmental concerns. We and PCS have initiated joint technical efforts to explore solutions to the government concerns. Based on our contact with the agencies to date in 2009, we have determined it is probable that one of the process modifications will need to be undertaken in the next several months, and likewise probable that the capital expenditure and future operating expense of that modification will not be material, unless the DOJ adds terms and conditions that could result in the parties not reaching agreement. However, the second measure sought by DOJ/EPA has not yet been fully evaluated from a technological or cost standpoint. The companies have proposed to DOJ/EPA a schedule for such evaluation, and although the government has not formally approved the schedule, the companies are proceeding as proposed. Based upon work so far, there appears to be at least one technically viable approach, but costs of a full scale operation as compared to other approaches are not known at this time. Even though the companies have begun substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA’s concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions or, depending on those factors and the agencies’ position, whether this matter will be settled with DOJ/EPA or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations, no assurance can be given as to its outcome. We have determined that a contingent liability is neither probable nor estimable at this time, but liability is reasonably possible.

Litigation

OCP Arbitration

In December 2008, Innophos’ Mexican affiliate, Innophos Mexico, initiated binding arbitration with OCP, S.A., or OCP, its sole supplier of phosphate rock for Mexico, concerning pricing terms for 2008 and 2009 under Innophos Mexico’s agreement with that supplier. A panel of three arbitrators sitting in Paris, France under auspices of the International Chamber of Commerce was selected to hear the case, and hearings on the 2008 and 2009 pricing issues were held in November 2009. On February 24, 2010, Innophos Mexico and OCP entered into agreements fully settling the arbitration, resolving disputes concerning 2008 and 2009 prices and quantities of phosphate rock, and agreed upon 2010 prices and quantities for phosphate rock purchases and sales until the existing agreement expires. The terms of the settlement were confidential, and neither OCP nor Innophos Mexico admitted liability, and entered into the settlement solely in order to avoid the costs and burdens of continued arbitration.

The financial impact of the settlement was a $7.1 million pre-tax expense ($5.0 million net of tax) largely recorded in cost of goods sold.

In addition, in connection with the settlement, on February 24, 2010, the parties executed an amendment to their existing 1992 supply agreement.

The major features in the amendment, identified as Addendum No. 13 to the 1992 agreement, are the following terms and conditions:

•	2008 and 2009 final prices for phosphate rock are agreed to be the interim prices already paid by Innophos Mexico;

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

•

2010 final prices and estimated volumes of phosphate rock (until the end of the 1992 agreement scheduled for September 10, 2010) are set for Innophos Mexico’s Coatzacoalcos, Veracruz, Mexico plant, together with mutual minimum volume commitments for each of the two types of phosphate rock to be supplied;

•

Innophos Mexico is afforded an option to extend the 1992 agreement to December 31, 2010, if the option is exercised by July 31, 2010, without additional volume commitments; exclusivity of OCP as a supplier would terminate as of September 10, 2010;

•	Innophos Mexico receives an option before September 10, 2010 to purchase limited quantities of third party phosphate rock for testing purposes; and

•	The 1992 agreement is revised in a number of other respects, including as to its force majeure provisions, limitations of damages and liquidated damages.

Mexican CNA Water Tax Claims

Nature and Extent. In November 2004, our Mexican subsidiary, Innophos Fosfatados, or Fosfatados, received notice from the CNA of the Fresh Water Claims relating to water usage at our Coatzacoalcos, Veracruz, Mexico plant. As initially assessed, the claims extended from 1998-2002, but subsequently the 1998 claim was determined to be beyond the applicable statute of limitations. As now assessed, the claims through 2002 total approximately $23.6 million (at current exchange rates as of February 18, 2010), including basic charges of $7.1 million and $16.5 million for interest, inflation and penalties. Management believes that Fosfatados has valid bases for challenging the Fresh Water Claims, and that matter is being defended vigorously.

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

Further Proceedings. The Fresh Water Claims are currently pending reconsideration from appeals in the Mexican fiscal court system. On October 29, 2009, the Tax Court on remand ruled unfavorably as to all of Fosfatado’s remaining defenses. On January 10, 2010, Fosfatados appealed the decision of the Tax Court on remand. On January 27, 2010, CNA also filed an appeal challenging the prior decision that the CNA claim as to 1998 is beyond the applicable statute of limitations. The timing of a decision on this round of appeals is not known.

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

Possible Post-2002 Claims. If the CNA Fresh Water Claims were sustained for the period now at issue, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2005 on into the future (2003 and 2004 are believed to be beyond the statute of limitations), or the Post-2002 Fresh Water Claims. Management estimates that amounts involved would be approximately $5.8 million of additional basic charges to date at current exchange rates, $5.9 million relating to interest, inflation, and penalties, and, under current operating conditions, approximately $0.5 million of additional basic charges per year at current exchange rates. Although not included in our court judgments in the New York Litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in the agreement, which could represent the remainder of the Post-2002 Fresh Water Claims exposure. Rhodia has contested indemnification responsibility for those breaches, but its motion for partial summary judgment to dismiss our claims was denied by the New York trial court in January 2009. It is possible that the New York Litigation will proceed to trial or involve further motions to resolve remaining issues.

Based upon advice of counsel and our review of the CNA Fresh Water Claims and the Post-2002 Fresh Water Claims, the facts and applicable law, management has determined that liability is reasonably possible, but is neither probable nor reasonably estimable. Accordingly, we did not establish a liability on the balance sheet as of December 31, 2009. As additional information is gained, management will reassess the potential liability and establish any loss reserve as appropriate. The ultimate liability amount could be material to our results of operations and financial condition. Furthermore, given Rhodia’s financial condition, we cannot be sure we will ultimately collect amounts due from Rhodia under our indemnification rights, even though they have been confirmed by court judgments.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Mexican Water Discharge Duties

On August 18, 2009, Fosfatados was served with four resolutions from the CNA seeking water discharge duties, fees and other charges relating to the Company’s Coatzacoalcos, Veracruz, Mexico plant for the period 2002-2005 and amounting to a total of $2.5 million at current exchange rates. The resolutions affirmed that the plant has complied with the relevant parameters in its discharge permits, or CPDs, but asserted that Fosfatados did not meet a different set of discharge standards in general duties tables that limit the discharge of various contaminants and set fees payable for exceeding those limits.

On October 21, 2009, Fosfatados filed an annulment proceeding in the Mexican fiscal court system seeking to void the resolutions. On January 21, 2010, the Tax Court issued resolutions annulling the CNA resolutions. As the time for appeal has elapsed and CNA did not file an appeal, management regards this matter as resolved favorably.

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

17. Financial Instruments and Concentration of Credit Risks:

The carrying value of our Senior Subordinated Notes and our Senior Unsecured Notes are $190.0 million and $56.0 million, respectively. The fair values at December 31, 2009 (excluding accrued interest) are approximately $192.9 million and $56.8 million, respectively.

The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 40%, 40% and 39%, respectively, of net sales for 2009, 2008 and 2007. During 2008 a single customer represented 11% of our sales, otherwise, no other customer accounted for more than 10% of our sales in the last 3 years.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

18. Valuation Allowances:

Valuation allowances as of December 31, 2009, 2008 and 2007, and the changes in the valuation allowances for the year ended December 31, 2009, 2008 and 2007 are as follows:

	Balance, January 1, 2009	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2009
Deferred taxes valuation allowances	$4,813	$850	$—	$—	$5,663
Allowance for doubtful accounts	—	—	—	—	—

	Balance, January 1, 2008	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2008
Deferred taxes valuation allowances	$26,929	$(22,116)	$—	$—	$4,813
Allowance for doubtful accounts	—	—	—	—	—

	Balance, January 1, 2007	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2007
Deferred taxes valuation allowances	$16,557	$10,372	$—	$—	$26,929
Allowance for doubtful accounts	1,318	—	(1,318)	—	—

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2009	United States	Mexico	Canada	Eliminations	Total
Sales	$463,286	$165,269	$38,204	$—	$666,759
Intersegment sales	64,427	21,240	75,153	(160,820)	—

Total sales	527,713	186,509	113,357	(160,820)	666,759

Operating income	$111,647	$614	$14,629	—	$126,890

Other data
Capital expenditures	$13,208	$5,513	$888	$—	$19,609
Long-lived assets	99,844	89,585	15,098	—	204,527
Total assets	878,008	260,687	297,423	—	1,436,118

Reconciliation of total assets to reported assets
Total assets	$878,008	$260,687	$297,423	$—	$1,436,118
Eliminations	(524,933)	(6,841)	(241,876)	—	(773,650)

Reported assets	$353,075	$253,846	$55,547	$—	$662,468

For the year ended December 31, 2008	United States	Mexico	Canada	Eliminations	Total
Sales	$486,186	$409,745	$38,827	$—	$934,758
Intersegment sales	28,999	29,965	63,820	(122,784)	—

Total sales	515,185	439,710	102,647	(122,784)	934,758

Operating income	$108,743	$183,587	$6,525	—	$298,855

Other data
Capital expenditures	$11,574	$4,779	$2,183	$—	$18,536
Long-lived assets	111,349	102,912	16,161	—	230,422
Total assets	870,038	312,297	205,398	—	1,387,733

Reconciliation of total assets to reported assets
Total assets	$870,038	$312,297	$205,398	$—	$1,387,733
Eliminations	(492,357)	—	(167,172)	—	(659,529)

Reported assets	$377,681	$312,297	$38,226	$—	$728,204

For the year ended December 31, 2007	United States	Mexico	Canada	Eliminations	Total
Sales	$326,882	$222,699	$29,401	$—	$578,982
Intersegment sales	26,239	24,560	57,002	(107,801)	—

Total sales	353,121	247,259	86,403	(107,801)	578,982

Operating income	$3,299	$39,819	$4,591	—	$47,709

Other data
Capital expenditures	$7,275	$18,999	$2,082	$—	$28,356
Long-lived assets	125,914	118,423	16,226	—	260,563
Total assets	588,025	222,839	137,777	—	948,641

Reconciliation of total assets to reported assets
Total assets	$588,025	$222,839	$137,777	$—	$948,641
Eliminations	(301,711)	(902)	(103,329)	—	(405,942)

Reported assets	$286,314	$221,937	$34,448	$—	$542,699

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Year Ended December 31,
Product Revenues	2009	2008	2007
Purified Phosphoric Acid	$121,328	$251,656	$128,882
Specialty Salts and Acids	443,112	449,878	293,389
STPP & Other Products	102,319	233,224	156,711

Total	$666,759	$934,758	$578,982

	Year Ended December 31,
Geographic Revenues	2009	2008	2007
US	$385,037	$451,082	$303,941
Mexico	144,168	250,034	131,811
Canada	38,258	39,669	31,109
Other foreign countries	99,296	193,973	112,121

Total	$666,759	$934,758	$578,982

Revenues for the geographic information are attributed to geographic areas based on the destination of the sale.

Intersegment sales are recorded based on established transfer price.

Long-lived assets include property, plant and equipment.

The United States had depreciation and amortization of $28.5 million, $30.3 million, and $28.4 million in 2009, 2008, and 2007, respectively. Canada had depreciation and amortization of $2.0 million, $2.2 million, and $1.5 million in 2009, 2008 and 2007, respectively. Mexico had depreciation and amortization of $20.7 million, $20.0 million, and $17.5 million in 2009, 2008, and 2007, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

20. Quarterly information (unaudited):

	2009
	Quarters ended
	March 31	June 30			September 30	December 31,			Total
Net sales	$190,817	$166,766			$161,934	$147,242			$666,759
Gross profit	69,793	49,395			47,730	29,061	(b	)	195,979
Net income	30,244	17,609	(a	)	15,133	158	(b	)	63,144
Per share data:
Income per share:
Basic	$1.43	$0.83	(a	)	$0.71	$0.01	(b	)
Diluted	$1.39	$0.81	(a	)	$0.69	$0.01	(b	)

	2008
	Quarters ended
	March 31	June 30			September 30	December 31,			Total
Net sales	$162,538	$264,000			$291,772	$216,448			$934,758
Gross profit	40,707	107,865			126,583	89,427	(c	)	364,582
Net income	9,256	59,287			79,652	58,988	(d	)	207,183
Per share data:
Income per share:
Basic	$0.44	$2.84			$3.79	$2.80	(d	)
Diluted	$0.43	$2.74			$3.62	$2.71	(d	)

(a)	Includes a $3.5 million, $2.3 million after tax, gain on the retirement of $10.0 million of the 9.5% Senior Unsecured Notes due April 2012.

(b)	Includes an approximate $7.0 million, $5.0 million after tax, charge for the settlement of the OCP arbitration matter.

(c)	Includes a $3.9 million, $2.5 million after tax, out of period benefit for certain adjustments related to deferred Mexican employee statutory profit sharing.

(d)	Includes a $14.4 million benefit from the reversal of valuation allowances against U.S. Federal net deferred tax assets mainly as the result of the usage of our net operating loss carryforwards and a $2.5 million after tax out of period benefit related to deferred Mexican employee statutory profit sharing and deferred income taxes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2009, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to Directors and Corporate Governance is set forth under the captions “The Board of Directors and its Committees—Board Committees”, “The Board of Directors and its Committees—Audit Committee”, “Proposals—Election of Board Members”, “The Board of Directors and its Committees—Other Corporate Governance Matters”, “The Board of Directors and its Committees—Nominating and Corporate Governance Committee”, “Policy on Communications from Security Holders and Interested Parties” and “Section 16(a) Beneficial Ownership Compliance” in the registrant’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

See the attached Exhibit Index.

(b) Financial Statement Schedules.

Schedule I—Condensed Financial Information of the Registrant.

CONDENSED FINANCIAL STATEMENTS OF INNOPHOS HOLDINGS, INC.

INNOPHOS HOLDINGS, INC.

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$213	$674
Accounts receivable due from affiliates	6,916	5,994
Inventories	—	—
Other current assets	1,558	1,558

Total current assets	8,687	8,226
Property, plant and equipment, net	—	—
Goodwill	—	—
Investment in subsidiaries	347,242	304,462
Intangibles and other assets, net	706	1,195

Total assets	$356,635	$313,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	—	17
Other current liabilities	4,735	4,892

Total current liabilites	4,735	4,909
Long-term debt	56,000	66,000
Other long-term liabilities	522	214

Total liabilities	61,257	71,123
Commitments and contingencies
Stockholders’ equity	295,378	242,760

Total stockholders’ equity	295,378	242,760

Total liabilities and stockholder’s equity	$356,635	$313,883

INNOPHOS HOLDINGS, INC.

Condensed Statements of Operations

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Net sales	$—	$—	$—
Cost of goods sold	—	—	—

Gross profit	—	—	—

Operating expenses:
Selling, general and administrative	6	232	284
Research & development expenses	—	—	—

Total operating expenses	6	232	284

Operating loss	(6)	(232)	(284)
Interest expense, net	2,574	6,624	4,471
Foreign exchange (gains)/losses	—	—	—
Other expense (income), net	—	—	—
Equity (income) loss	(63,596)	(210,081)	732

Income (loss) before income taxes	61,016	203,225	(5,487)
Provision for income taxes	(2,128)	(3,958)	—

Net income (loss)	$63,144	$207,183	$(5,487)

INNOPHOS HOLDINGS, INC.

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$63,144	$207,183	$(5,487)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Amortization of deferred financing charges	489	363	257
Gain on retirement of bonds	(3,500)	—	—
Equity (income) loss	(63,596)	(210,081)	732
Changes in assets and liabilities:
Increase in accounts receivable	(922)	(5,994)	—
(Decrease)/increase in accounts payable	(17)	17	(17)
(Decrease)/increase in other current assets and liabilities	(199)	(1,558)	1,306
Changes in other long-term assets and liabilities	308	214	(107)

Net cash used for operating activities	(4,293)	(9,856)	(3,316)

Cash flows provided from (used for) investing activities:
Investment in subsidiaries	24,143	24,169	(51,002)

Net cash provided from (used for) investing activities	24,143	24,169	(51,002)

Cash flows (used for) provided from financing activities:
Capital contribution	635	542	950
Proceeds from issuance of senior unsecured notes	—	—	66,000
Principal repayment of senior unsecured notes	(6,500)	—	—
Deferred financing costs	—	—	(1,815)
Dividends paid	(14,446)	(14,241)	(12,899)

Net cash (used for) provided from financing activities	(20,311)	(13,699)	52,236

Net change in cash	(461)	614	(2,082)
Cash and cash equivalents at beginning of period	674	60	2,142

Cash and cash equivalents at end of period	$213	$674	$60

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

Debt

On April 16, 2007, Innophos Holdings, Inc. issued Senior Unsecured Notes for the purpose of redeeming Innophos Investments Holdings, Inc. Floating Rate Senior Notes. Innophos Holdings, Inc. subsidiaries also have debt. For a discussion of the debt obligations of Innophos Holdings, Inc.’s subsidiaries, see Note 9 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

Income Taxes

The Company is a member of a U.S. consolidated income tax return. The Company generates net operating losses which can be used by Innophos, Inc. in the U.S. consolidated income tax return. Therefore, the benefit recorded for income taxes in 2009 includes the reversal of the valuation allowance attributable to net operating losses which will be realizable by Innophos, Inc. The tax amounts established for the use of these losses are recorded through intercompany accounts which will cash settle.

Commitments and Contingencies

Innophos Holdings, Inc. has no direct commitments and contingencies, but its subsidiaries have direct commitments and contingencies. For a discussion of the commitments and contingencies of Innophos Holdings, Inc.’s subsidiaries, see Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 8th day of March, 2010.

INNOPHOS HOLDINGS, INC.

By:	/S/ RANDOLPH GRESS
Randolph Gress
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ RANDOLPH GRESS Randolph Gress	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2010

/S/ NEIL I. SALMON Neil I. Salmon	Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2010

/S/ CHARLES BRODHEIM Charles Brodheim	Corporate Controller (Principal Accounting Officer)	March 8, 2010

/S/ GARY CAPPELINE Gary Cappeline	Director	March 8, 2010

/S/ AMADO CAVAZOS Amado Cavazos	Director	March 8, 2010

/S/ LINDA MYRICK Linda Myrick	Director	March 8, 2010

/S/ KAREN OSAR Karen Osar	Director	March 8, 2010

/S/ JOHN STEITZ John Steitz	Director	March 8, 2010

/S/ STEPHEN ZIDE Stephen Zide	Director	March 8, 2010

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement dated June 10, 2004 among Rhodia, Inc., Rhodia Canada Inc., Rhodia de Mexico, S.A. de C.V., Rhodia Overseas Limited, Rhodia Consumer Specialties Limited, Rhodia, S.A. and Innophos, Inc. (f/k/a Phosphates Acquisition, Inc.), incorporated by reference to Exhibit 2.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

3.1	Second Amended and Restated Certificate of Incorporation of Innophos Holdings, Inc. incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

3.2	Amended and Restated By-Laws of Innophos Holdings, Inc. as of November 30, 2007 incorporated by reference to Exhibit 99.1/99.2B of Form 8-K of Innophos Holdings, Inc. filed December 6, 2007

4.1	Form of Common Stock certificate incorporated by reference to Exhibit 4.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

4.2	Registration Rights Agreement dated as of August 13, 2004 by and between Innophos Holdings, Inc., the entities set forth on Schedule I attached thereto and the other individuals signatory thereto incorporated by reference to Exhibit 4.2 of Registration Statement No. 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.3	Indenture by and between Innophos Holdings, Inc. and U.S. Bank National Association, as Trustee dated as of April 16, 2007 relating to 9 1/2 % Senior Unsecured Notes Due 2012 incorporated by reference to Exhibit 4.1 of Form 8-K of Innophos Holdings, Inc. filed April 17, 2007

4.4	Purchase Agreement dated April 11, 2007 between Innophos Holdings, Inc. and Credit Suisse Securities (USA) LLC incorporated by reference to Exhibit 4.2 of Form 8-K of Innophos Holdings, Inc. filed April 17, 2007

4.5	Indenture by and between Innophos, Inc., and Wachovia Bank, National Association, dated as of August 13, 2004 incorporated by reference to Exhibit 4.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.6	Guarantee dated as of August 13, 2004 among Innophos, Inc., Innophos Mexico Holdings, LLC and Wachovia Bank, National Association incorporated by reference to Exhibit 10.3 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

4.7	Loan and Security Agreement dated May 22, 2009 by and among Innophos, Inc. and Innophos Canada, Inc., as Borrowers, and Wachovia Bank, National Association, TD Bank, N.A. and Israel Discount Bank, Wachovia Bank, National Association, as Administrative and Collateral Agent for Lenders, and Wachovia Capital Markets LLC, as Syndication Agent, Lead Arranger and Lead Bookrunner, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed May 27, 2009.

10.1	Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. and Innophos, Inc. incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.2	Agreement dated as of September 10, 1992 by and between Office Cherifien Des Phosphates and Troy Industrias S.A. de C.V. incorporated by reference to Exhibit 10.12 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.3	Addendum No. 7 dated June 5, 2002 to Agreement dated as of September 10, 1992 by and between Office Cherifien Des Phosphates and Troy Industrias S.A. de C.V. incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed July 21, 2008

10.4	Purchasing Agreement between Innophos, Inc. and Mississippi Lime Company dated March 11, 2008, with redactions subject to pending confidential treatment request. incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.5	Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.6	Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.7	Base Agreement dated as of September 1, 2003 by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed February 14, 2006

10.8	Purchase and Sale Agreement of Anhydrous Ammonia dated as of February 15, 2008 , by and between Pemex Petroquimica, and Innophos Fosfatados De Mexico, S. de R.L. de C.V. incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. for the year ended December 31, 2008

10.9	Sulfur Supply Contract dated as of August 1, 2007 by and Between Pemex Gas Y Petroquimica Basica and Innophos Fosfatados de Mexico, S. de R.L. de C.V. incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. for the year ended December 31, 2008

10.10	Supply Agreement dated as of June 18, 1998 by and among Colgate Palmolive Company, Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.21 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.11	Operations Agreement made as of the 18th day of June, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.22 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.12	Form of Memorandum of Agreement dated January 30, 2009 by and between Innophos, Inc. and Colgate Palmolive incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. and Innophos, Inc. filed February 5, 2009

10.13	Form of Individual Employment Agreement for executive officers of Innophos Servicios de Mexico, S. de R.L. de C.V., incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.14	Form of Executive Employment Agreement by and between Innophos Holdings, Inc. and certain executive officers incorporated by reference to Exhibit 99.13 of Form 8-K of Innophos Holdings, Inc. filed May 1, 2008

10.15	Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan incorporated by reference to Exhibit 10.28 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.16	Innophos, Inc. Executive, Management and Sales Incentive Plan effective January 1, 2007, incorporated by reference to Exhibit 10.17 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.17	Form of Retention Bonus Agreement dated as of October 18, 2006 by and among Innophos Holdings, Inc., and senior management employees incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-139623 on Form S-8 of Innophos Holdings, Inc. filed December 22, 2006

10.18	Form of Indemnification Agreement, by and among Innophos Holdings, Inc. and certain Directors and Executive Officers incorporated by reference to Exhibit 99.2 of Form 8-K of Innophos Holdings, Inc. filed January 31, 2007

10.19	Form of 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.20	Form of Award Agreement under 2006 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 10.20 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. for the year ended December 31, 2008

10.21	Form of 2009 Long-Term Incentive Plan (2009 LTIP) incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed June 4, 2009

10.22	Form of Award Agreement under the 2009 Long Term Incentive Plan incorporated by reference to Exhibit 4.5 of Form S-8 of Innophos Holdings, Inc. filed June 15, 2009

10.23	Form of Innophos, Inc. Retirement Savings Restoration Plan effective as of January 1, 2006, incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006.

10.24	Addendum No. 13 dated February 4, 2010 to Agreement dated as of September 10, 1992 by and between OCP, S.A. and Innophos Mexicana, S.A. de C.V. incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed February 4, 2010 (Filed in redacted form pending request for confidential treatment submitted to the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.)

12.1	Statement re: Calculation of Ratio of Earnings to Fixed Charges, filed herewith

21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. for the year ended December 31, 2008

23.1	Consent of PricewaterhouseCoopers LLP filed herewith

31.1	Certification of Principal Executive Officer dated March 8, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

31.2	Certification of Principal Financial Officer dated March 8, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32.1	Certification of Principal Executive Officer dated March 8, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

32.2	Certification of Principal Financial Officer dated March 8, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

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