Form 10-Q
period 2010-09-30
Innophos Holdings, Inc.
filed 2010-11-03
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2010, the registrant had 21,439,852 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$54,913	$132,451
Restricted cash	—	1,749
Accounts receivable - trade	72,457	56,345
Inventories	126,132	113,636
Other current assets	75,271	49,865

Total current assets	328,773	354,046
Property, plant and equipment, net	192,673	204,527
Goodwill	51,706	51,706
Intangibles and other assets, net	47,539	52,189

Total assets	$620,691	$662,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$—
Accounts payable, trade and other	28,597	21,379
Other current liabilities	75,144	59,696

Total current liabilities	107,741	81,075
Long-term debt	166,000	246,000
Other long-term liabilities	29,070	40,015

Total liabilities	302,811	367,090

Commitments and contingencies (note 12)

Stockholders’ equity:
Common stock, par value $.001 per share; authorized 100,000,000; issued and outstanding 21,439,852 and 21,333,940 shares	21	21
Paid-in capital	104,728	100,066
Retained earnings	215,876	197,541
Accumulated other comprehensive loss	(2,745)	(2,250)

Total stockholders’ equity	317,880	295,378

Total liabilities and stockholders’ equity	$620,691	$662,468

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended September 30, 2010	Three months ended September 30, 2009
Net sales	$168,976	$161,934
Cost of goods sold	144,024	114,204

Gross profit	24,952	47,730

Operating expenses:
Selling, general and administrative	14,020	18,777
Research & development expenses	623	462

Total operating expenses	14,643	19,239

Operating income	10,309	28,491
Interest expense, net	15,613	6,009
Foreign exchange loss (gain)	120	(243)

(Loss) income before income taxes	(5,424)	22,725
(Benefit) provision for income taxes	(3,344)	7,592

Net (loss) income	$(2,080)	$15,133

Per share data (see Note 2):
(Loss) income per Common share:

Basic	$(0.10)	$0.71

Diluted	$(0.10)	$0.69

Weighted average common shares outstanding:

Basic	21,432,109	21,306,603

Diluted	21,432,109	22,075,416

Dividends paid per share of common stock	$0.17	$0.17
Dividends declared per share of common stock	$—	$0.17

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations (Unaudited)

(In thousands, except per share amounts, share amounts or where otherwise noted)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net sales	$522,015	$519,517
Cost of goods sold	413,296	352,599

Gross profit	108,719	166,918

Operating expenses:
Selling, general and administrative	42,311	50,182
Research & development expenses	1,800	1,524

Total operating expenses	44,111	51,706

Operating income	64,608	115,212
Interest expense, net	26,718	17,342
Foreign exchange loss (gain)	601	(518)

Income before income taxes	37,289	98,388
Provision for income taxes	11,396	35,402

Net income	$25,893	$62,986

Per share data (see Note 2):
Income per Common share:

Basic	$1.21	$2.97

Diluted	$1.16	$2.88

Weighted average common shares outstanding:

Basic	21,409,105	21,239,575

Diluted	22,290,391	21,896,774

Dividends paid per share of common stock	$0.51	$0.51
Dividends declared per share of common stock	$0.34	$0.51

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Cash flows from operating activities
Net income	$25,893	$62,986
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	37,934	38,214
Amortization of deferred financing charges	6,982	2,700
Deferred income tax provision	(8,658)	4,451
Deferred profit sharing	(1,699)	(470)
Share-based compensation	3,924	2,470
Gain on retirement of bonds	—	(3,500)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	1,749	(1,748)
(Increase) decrease in accounts receivable	(16,112)	13,004
(Increase) decrease in inventories	(12,496)	41,040
Increase in other current assets	(27,548)	(1,704)
Increase (decrease) in accounts payable	7,218	(3,498)
Increase in other current liabilities	19,075	2,839
Changes in other long-term assets and liabilities	(2,680)	(805)

Net cash provided from operating activities	33,582	155,979

Cash flows from investing activities:
Capital expenditures	(22,130)	(12,723)

Net cash used for investing activities	(22,130)	(12,723)

Cash flows from financing activities:
Proceeds from exercise of stock options	193	578
Proceeds from term-loan due 2015	100,000	—
Principal repayment of senior unsecured notes	(56,000)	(6,500)
Principal repayment of senior subordinated notes	(190,000)	—
Principal payments of term-loan due 2010	—	(126,500)
Revolver borrowing	70,000	—
Deferred financing costs	(2,814)	(1,050)
Excess tax benefits from exercise of stock options	545	2
Dividends paid	(10,914)	(10,824)

Net cash used for financing activities	(88,990)	(144,294)

Net change in cash	(77,538)	(1,038)
Cash and cash equivalents at beginning of period	132,451	125,328

Cash and cash equivalents at end of period	$54,913	$124,290

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)

(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2009	21,091	21	$149,192	$95,571	$(2,024)	$242,760
Net income			63,144			63,144
Change in pension and post-retirement plans, net of tax					(226)	(226)

Other comprehensive income, net of tax						62,918
Proceeds from exercise of stock options and restricted stock	224			633		633
Issuance of annual retainer stock to external Board of Directors	19					—
Share-based compensation				3,367		3,367
Excess tax benefits from exercise of stock options				495		495
Dividends declared			(14,795)			(14,795)

Balance, December 31, 2009	21,334	21	$197,541	$100,066	$(2,250)	$295,378

Net income			25,893			25,893
Change in interest rate swaps, net of tax					(821)	(821)
Change in pension and post-retirement plans, net of tax					326	326

Other comprehensive income, net of tax						25,398
Proceeds from exercise of stock options				193		193
Share-based compensation				3,924		3,924
Excess tax benefits from exercise of stock options				545		545
Dividends declared			(7,558)			(7,558)

Balance, September 30, 2010	21,334	$21	$215,876	$104,728	$(2,745)	$317,880

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

1. Basis of Statement Presentation:

Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Innophos Holdings, Inc. and Subsidiaries, or Company, have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.) for interim financial reporting and do not include all disclosures required by generally accepted accounting principles in the U.S. for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2009 and for the three years then ended.

The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.

Recently Issued Accounting Standards

In June 2009, the FASB issued an amendment to ASC topic 860 Transfers and Servicing. Among other items, the provision removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement is effective January 1, 2010. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Total outstanding stock options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 1,514,704 and 659,821 for the three months ended September 30, 2010 and September 30, 2009, respectively and 633,418 and 771,435 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net (loss) income	(2,080)	15,133	25,893	62,986
Less: earnings attributable to unvested shares	1	(1)	(7)	(2)

Net (loss) income available to common shareholders	$(2,079)	$15,132	$25,886	$62,984

Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,432,109	21,306,603	21,409,105	21,239,575
Dilutive effect of stock equivalents	—	768,813	881,286	657,199

Diluted number of weighted average common shares outstanding	21,432,109	22,075,416	22,290,391	21,896,774

Earnings per common share:
(Loss) income per common share—Basic	$(0.10)	$0.71	$1.21	$2.97
(Loss) income per common share—Diluted	$(0.10)	$0.69	$1.16	$2.88

3. Dividends:

The following is the dividend activity for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Dividends declared—per share	$—	$0.17	$0.34	$0.51
Dividends declared—aggregate	—	3,622	7,281	10,852

Dividends paid—per share	0.17	0.17	0.51	0.51
Dividends paid—aggregate	3,641	3,622	10,914	10,823

We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock.

On October 11, 2010, the Company declared a dividend of $0.17 per share to be paid on October 29, 2010 to shareholder’s of record on October 18, 2010.

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

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Stock options	$1,218	$586	$1,853	$957
Restricted stock	19	7	43	14
Performance shares	771	658	2,028	1,499

Total share-based compensation expense	$2,008	$1,251	$3,924	$2,470

In the three months and nine months ended September 30, 2010 the Company recorded $452 of additional stock compensation related to a change in the retirement age and years of credited service to become eligible for retirement.

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

In July 2010 the six external members of the Board of Directors were each granted 1,871 shares of the Company’s common stock with an aggregated fair value of $0.3 million which immediately vested as part of their director fees.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

5. Inventories:

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Finished products	$84,407	$73,924
Raw materials	34,889	31,770
Spare parts	6,836	7,942

	$126,132	$113,636

Inventory reserves as of September 30, 2010 and December 31, 2009 were $12,430 and $13,189, respectively.

The Company maintained finished goods, raw material and packaging inventories at an independently owned and operated warehouse in Nashville, Tennessee. As a result of major flooding in the greater Nashville area during the first few days of May 2010, the warehouse suffered extensive water damage and has been shut down indefinitely. The inventory value affected by the flood was approximately $4.2 million. The Company has commenced the insurance claims process and currently anticipates that the full amount of the inventory losses will be recovered. The Company recorded an insurance receivable of an equal amount and has to date received insurance proceeds of $3.5 million.

6. Other Current Assets:

Other current assets consist of the following:

	September 30, 2010	December 31, 2009
Rhodia indemnity receivable (see note 12)	$19,564	$—
Prepaid income taxes	16,180	10,435
Creditable taxes (value added taxes)	15,362	4,028
Deferred taxes	13,877	16,019
Prepaids	9,575	13,110
Other	713	6,273

	$75,271	$49,865

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

7. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2010	December 31, 2009
Developed technology and application patents, net of accumulated amortization of $11,585 for 2010 and $10,168 for 2009	10-20	$25,015	$26,432
Customer relationships, net of accumulated amortization of $4,672 for 2010 and $3,961 for 2009	5-15	6,658	7,369
Tradenames and license agreements, net of accumulated amortization of $3,711 for 2010 and $3,401 for 2009	5-20	5,649	5,959
Capitalized software, net of accumulated amortization of $2,606 for 2010 and $2,279 for 2009	3-5	341	700
Non-compete agreement, net of accumulated amortization of $409 for 2010 and $315 for 2009	5	221	315

Total Intangibles		$37,884	$40,775

Deferred financing costs, net of accumulated amortization of $61 for 2010 and $7,473 for 2009		$2,753	$6,921
Deferred income taxes		3,074	1,409
Other assets		3,828	3,084

Total other assets		$9,655	$11,414

		$47,539	$52,189

8. Other Current Liabilities:

Other current liabilities consist of the following:

	September 30, 2010	December 31, 2009
CNA water tax claims (see Note 12)	$39,575	$—
Payroll related	11,290	13,480
Taxes	7,801	8,984
Benefits and pensions	5,609	5,104
Freight and rebates	4,209	3,794
Legal	402	2,820
Interest	132	7,505
Dividends payable	—	3,627
Other	6,126	14,382

	$75,144	$59,696

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

9. Debt and Interest:

Short-term borrowings and long-term debt consist of the following:

	September 30, 2010	December 31, 2009
Term loan due 2015	$100,000	$—
Revolver borrowings under the credit facility	70,000	—
Senior subordinated notes	—	190,000
Senior unsecured notes	—	56,000

	$170,000	$246,000
Less current portion	4,000	—

	$166,000	$246,000

On August 27, 2010, Innophos Holdings, Inc. and our wholly owned subsidiaries, Innophos Investments Holdings, Inc. and Innophos, Inc. (collectively, the “Companies”) entered into its Credit Agreement (the “Credit Agreement”) with a group of lenders (collectively, the “Lenders”). The Credit Agreement provides the Companies with a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. Prepayments of term loan are required at the rate of 1% of original principal amount per quarter beginning on December 31, 2010. Interest accruing on amounts borrowed under the term loan and revolving line is based on an applicable margin over LIBOR (London Interbank Offered Rate) or bank base rate, ranging from 225 to 300 basis points for LIBOR and 125 to 200 basis points for base rate loans, in each case with loan period and interest alternative as chosen by the Companies, which margin is adjusted quarterly depending on a total leverage ratio (as computed under the Credit Agreement) for the period in question. Commitment fees on the unused revolving line range from 25 to 50 basis points, depending on total leverage ratio (as computed under the Credit Agreement) for the period in question. The initial applicable margin for LIBOR based loans, base rate loans and the commitment fee were 250, 150 and 37.5 basis points, respectively.

The Credit Agreement also provides for possible additional revolving indebtedness under an incremental facility of up to $50.0 million (i.e. an aggregate of revolving capacity up to $175.0 million) upon future request by Innophos Holdings, Inc. to existing Lenders (and depending on their consent) or from other willing financial institutions invited by the Company and reasonably acceptable to the administrative agent to join in the Credit Agreement. This revolving credit facility increase, if implemented, may provide for higher applicable margins to either the increased portion or possibly the entire revolving credit facility, with limitations, for interest rates than those in effect for the original revolving commitments under the Credit Agreement.

The obligations of the Companies under the Credit Agreement are secured by first priority liens on substantially all the United States assets of the Companies, as well as a pledge of 65% of the voting equity of entities holding the Companies’ foreign subsidiaries.

The Credit Agreement contains representations given to the Lenders about the nature and status of the Companies’ business that serve as conditions to future borrowings, and affirmative, as well as negative, covenants typical of senior facilities of this kind that prohibit or limit a variety of actions by the Companies and their subsidiaries generally without the Lenders’ approval. These include covenants that affect the ability of those entities, among other things, to (a) incur or guarantee indebtedness, (b) create liens, (c) enter into mergers, recapitalizations or assets purchases or sales, (d) change names, (e) make certain changes to their business, (f) make restricted payments that include dividends, purchases and redemptions of equity (g) make advances, investments or loans, (h) effect sales and leasebacks or (i) enter into transactions with affiliates, (j) allow negative pledges or limitations on the repayment abilities of subsidiaries or (k) amend subordinated debt. However, subject to continued compliance with the overall leverage restrictions described in more detail below, the Companies retain flexibility under the Credit Agreement to develop their business and achieve strategic goals by, among other things, being permitted to take on additional debt, pay dividends, re-acquire equity and make domestic acquisitions. Foreign acquisitions and investments are also permitted up to a fixed limit which is set initially at $100.0 million and can increase with ongoing cash generation up to as high as $250.0 million.

Among its affirmative covenants, the Credit Agreement requires the Companies to maintain the following consolidated ratios (as defined and calculated according to the Credit Agreement) as of the end of each fiscal quarter:

(a) “Total Leverage Ratio” less than or equal to the following:

Through and including December 31, 2011 of 2.50 to 1.00, January 1, 2012 through and including December 31, 2012 of 2.25 to 1.00 and January 1, 2013 and thereafter of 2.00 to 1.00.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

(b) “Leverage Ratio” less than or equal to the following:

Through and including December 31, 2011 of 2.00 to 1.00, January 1, 2012 through and including December 31, 2012 of 1.75 to 1.00 and January 1, 2013 and thereafter 1.50 to 1.00.

(c) “Fixed Charge Coverage Ratio” greater than or equal to 1.50 to 1.00.

As of September 30, 2010, the Total Leverage Ratio, Senior Leverage Ratio, and Fixed Charge Coverage Ratio calculated in accordance with the agreement were 1.08, 1.08 and 2.96, respectively.

The Credit Agreement provides for “Events of Default” that, unless waived, can or will lead to acceleration of obligations upon the occurrence, continuation and/or notice, as applicable, of specified events typical of senior facilities of this kind. These include (a) failures to pay interest or principal on loans, (b) misrepresentations, (c) failures to observe covenants, (d) cross defaults of other indebtedness in excess of $20.0 million, (e) uninsured and unsatisfied judgments in excess of $20.0 million or certain orders or injunctions, (f) bankruptcy and insolvency events, (f) events leading to aggregate liability under the Employee Retirement Income Security Act of 1974 (ERISA) in excess of $20.0 million, (g) changes of control, (h) invalidity of credit support /security agreements, and (h) certain disadvantageous changes in Credit Agreement debt compared to subordinated debt.

Fees and expenses incurred with the execution of the Credit Agreement were approximately $2.8 million. This amount was recorded as deferred financing costs and will be amortized over the term of the Credit Agreement using the effective interest method.

As of September 30, 2010 $100.0 million was outstanding under the Term Loan and $70.0 million was outstanding under the revolving line with total availability at $53.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility.

In the third quarter of 2010 the Company entered into an interest rate swap with a notional amount of $100 million with a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is a liability of approximately $1.3 million as of September 30, 2010 and is a component of other comprehensive loss.

Simultaneously with the execution of the above Credit Agreement, the Loan and Security Agreement (the “2009 Loan Agreement”) entered into in the second quarter of 2009 by Innophos, Inc. and its wholly owned subsidiary, Innophos Canada, Inc. (the “Borrowers”) was terminated. No borrowings were outstanding under the 2009 Loan Agreement when terminated and letters of credit aggregating $1.3 million were rolled over into the sub-facility provided under the Credit Agreement. In connection with the termination of the 2009 Loan Agreement, the Company charged to earnings accelerated deferred financing charges of approximately $0.7 million.

In connection with the termination of a previous credit facility dated as of August 13, 2004 in the second quarter of 2009, the Company paid the $72.7 million of outstanding term loan balance (principal and accrued interest) from cash on hand. This payment resulted in an approximate $0.4 million charge to earnings for the acceleration of deferred financing charges. Prior to the termination of the loan, the Company made a $53.6 million excess cash flow payment in the first quarter of 2009 which resulted in an approximate $0.4 million charge to earnings for the acceleration of deferred financing charges.

On September 27, 2010, the Company redeemed all of Innophos Inc.’s $190.0 million Senior Subordinated Notes using proceeds from the $100.0 million term loan and an initial drawing of $70.0 million under the revolving line plus on hand cash. The Company paid $197.6 million, including a call premium of approximately $5.6 million and interest of approximately $2.0 million. In connection with the redemption of the Senior Subordinated Notes, the Company charged to earnings accelerated deferred financing charges of approximately $4.5 million.

The Innophos Holdings, Inc. Senior Unsecured Notes accrued interest from the issue date at a rate of 9.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. On April 13, 2009 the Company purchased $10.0 million of the 9.5% Senior Unsecured Notes due April 2012 for $6.5 million. The $3.5 million retirement gain is reflected in interest expense, net in our Consolidated Statement of Operations in the second quarter of 2009. The Company also recorded accelerated deferred financing costs of approximately $0.2 million in the second quarter of 2009.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

As of September 30, 2010, the Company was in compliance with all debt covenant requirements.

Total interest cash payments by the Company for all indebtedness for the nine months ended September 30, 2010 and September 30, 2009 was $27,972 and $21,971, respectively.

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest expense	$9,084	5,697	$19,350	18,791
Deferred financing cost	5,568	431	6,982	2,700
Interest income	(95)	(60)	(239)	(501)
Gain on retirement of bonds	—	—	—	(3,500)
Less: amount capitalized for capital projects	1,056	(59)	625	(148)

Total interest expense, net	$15,613	$6,009	$26,718	$17,342

10. Other Long-term liabilities:

Other long-term liabilities consist of the following:

	September 30, 2010	December 31, 2009
Deferred income taxes	$14,169	$23,617
Pension and post retirement liabilities (U.S. and Canada only)	5,334	5,240
Environmental liabilities	1,100	1,100
Profit sharing liabilities	652	2,350
Other liabilities	7,815	7,708

	$29,070	$40,015

11. Income Taxes:

The effective income tax rate on income before taxes was approximately 31% for the nine months ended September 30, 2010 compared to approximately 36% for the comparable period in 2009. The large variance in the effective tax rate is primarily due to the Mexican CNA water claims (see note 12, Mexican CNA Water Tax Claims), net of the indemnity receivable, being recorded as discrete items for tax provision purposes.

Currently, the Company is under examination by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. As of September 30, 2010, no significant adjustments have been proposed to the Company’s tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position.

Income taxes paid were $28,062 and $46,277 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

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

Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of September 30, 2010.

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

During the fourth quarter of 2008, the DOJ/EPA demanded that Innophos and its neighboring interconnected supplier, PCS, undertake certain “interim measures” to address DOJ/EPA’s chief environmental concerns. We and PCS have initiated joint technical efforts to explore solutions to the government concerns. Based on our contact with the agencies to date, we have determined it is probable that one of the process modifications will need to be undertaken in the near term, and likewise probable that the capital expenditure and future operating expense of that modification will not be material, unless the DOJ adds terms and conditions that could result in the parties not reaching agreement. However, the second measure sought by DOJ/EPA has not yet been fully evaluated from a technological or cost standpoint. The companies have proposed to DOJ/EPA a schedule for such evaluation, and although the government has not formally approved the schedule, the companies are proceeding with it. Based on work so far, there appears to be at least one technically viable approach, but both detailed costing and other approaches need to be evaluated. Even though the companies have undertaken substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA’s concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions or, depending on those factors and the agencies’ position, whether this matter will be settled with DOJ/EPA or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations, no assurance can be given as to its outcome. We have determined that a contingent liability is neither probable nor estimable at this time, but liability is reasonably possible.

Litigation

Mexican CNA Water Tax Claims

Nature and Extent. In November 2004, our Mexican subsidiary, Innophos Fosfatados S.A. de C.V, or Fosfatados, received notice from the CNA of the Fresh Water Claims relating to water usage at our Coatzacoalcos, Veracruz, Mexico plant. As initially assessed, the claims extended from 1998-2002, but subsequently the 1998 claim was determined to be beyond the applicable statute of limitations. As now assessed, the claims through 2002 total approximately $24.7 million (at current exchange rates), including basic charges of $7.3 million and $14.4 million for interest, inflation and penalties. Fosfatados had been litigating the Fresh Water claims in the Mexican court system as described below.

Rhodia Indemnity Confirmed. As a result of favorably concluded litigation in New York state courts against Rhodia, S.A. and affiliates, or the New York Litigation, concerning their indemnification obligation for CNA claims as “taxes” under the agreement by which we purchased our business from those parties, Innophos is fully indemnified against the Fresh Water Claims, as well as any like claims pertaining to periods prior to the closing date of purchase, August 13, 2004, in the event those liabilities are incurred.

Mexican Proceedings. Although initially upheld by a lower Mexican fiscal court tribunal, in May 2010, after a remand and further proceedings, an intermediate appellate court issued a ruling rejecting Fosfatados’ substantive defenses to the Fresh Water Claims. That same court also issued a favorable ruling concerning the applicable statute of limitations. As a result, in June 2010, Fosfatados appealed the unfavorable ruling to the Supreme Court of Mexico, and, on October 6, 2010, Fosfatados learned that Mexico’s highest court upheld the appellate court ruling and confirmed Fostafados’ liability for the Fresh Water Claims.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Fosfatados believes payment of the Fresh Water Claims will become due as soon as revised resolutions relating to it are issued by the CNA and become effective. Representatives of Innophos and the Rhodia companies are coordinating efforts for timely payment of the CNA liabilities and indemnity for the pre-2002 claims. As a result of the latest court determination and indemnification obligation, in the quarter ended September 30, 2010 Innophos recorded in cost of goods sold a charge of $24.7 million (including estimated inflation, interest and penalties) and a corresponding benefit for the Rhodia indemnity receivable of $19.6 million, and an income tax benefit of $5.1 million resulting in no net charge to Innophos for pre-2002 claims.

Probable Post-2002 Claims. Now that the CNA Fresh Water Claims have been sustained, Innophos believes it is likely the CNA will seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2005 on into the future (2003 and 2004 are believed to be beyond the statute of limitations), or the Post-2002 Fresh Water Claims.

In late June 2010, Fosfatados received a CNA notice of audit and request for documents concerning fresh water usage for the period 2005-2009. Although not included in our court judgments in the New York Litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in the agreement, which could cover the remainder of the Post-2002 Fresh Water Claims exposure and additional resulting losses. Rhodia has contested indemnification responsibility for those breaches, but its motion for partial summary judgment to dismiss our claims was denied by the New York trial court in January 2009. It is now likely that the New York Litigation will proceed to trial and involve further motions to resolve remaining issues. Upon receipt of the June 2010 CNA notice, we renewed our claim for indemnification and defense support from Rhodia, which was declined. As a result, Fosfatados is defending the matter with its own choice of counsel.

Based upon review of the Post-2002 Fresh Water Claims, the advice of counsel, and the facts and applicable law in the context of the recent Mexican Supreme Court decision, management concluded that liability for those claims had become probable. Accordingly, Innophos recorded in cost of goods sold a charge of $14.9 million (including estimated inflation, interest and penalties) and an income tax benefit of $3.2 million in the quarter ended September 30, 2010 resulting in an $11.7 million net charge to Innophos for post-2002 claims. The Company will begin accruing at the higher water rates, increasing our annual pre-tax expenses for water at Coatzacoalcos by approximately $1.0 to 2.0 million (at current exchange rates), depending on capacity utilization.

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

In March 2008, Sudamfos S.A., or Sudamfos, an Argentine phosphate producer, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with Mexicana. Sudamfos claimed Mexicana agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and sought an order requiring Mexicana to sell approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. Subsequently, Sudamfos withdrew the request for arbitration. In October 2008, Mexicana filed a lawsuit in Mexico against Sudamfos to collect approximately $1.2 million representing the contract price for prior deliveries of acid that Sudamfos had refused to pay. In October 2009, Sudamfos answered the suit and counterclaimed for $3.0 million based upon the agreement alleged in the arbitration request to sell additional acid, which agreement Mexicana denies. In June 2010, Mexico’s trial court ruled in favor of Mexicana’s claim and denied Sudamfos’ counterclaim. In July 2010, Sudamfos appealed that ruling. In October 2010, the appellate court ruled that Sudamfos should be allowed discovery of documents as to its claims, which ruling Mexicana is contesting. The timing of a decision on the discovery issue is not known. Management has determined that the outstanding receivable is fully collectible, and that the contingent liability from the Sudamfos counterclaim is remote, and therefore no accrual is required.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

13. Pension:

Net periodic benefit expense for the United States plans for the three months ended September 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$—	$91	$91
Interest cost	27	46	73
Expected return on assets	(21)	—	(21)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	(1)	(20)	(21)
Plan amendments	—	(141)	(141)

Net periodic benefit expense	$5	$41	$46

Net periodic benefit expense for the United States plans for the three months ended September 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$—	$88	$88
Interest cost	26	41	67
Expected return on assets	(24)	—	(24)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	—	(20)	(20)

Net periodic benefit expense	$2	$174	$176

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$—	$271	$271
Interest cost	82	138	220
Expected return on assets	(63)	—	(63)
Amortization of prior service cost	—	196	196
Amortization of unrecognized (gains)/losses	(3)	(59)	(62)
Plan amendments	—	(141)	(141)

Net periodic benefit expense	$16	$405	$421

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$—	$264	$264
Interest cost	78	122	200
Expected return on assets	(72)	—	(72)
Amortization of prior service cost	—	196	196
Amortization of unrecognized (gains)/losses	—	(62)	(62)

Net periodic benefit expense	$6	$520	$526

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$52	$14	$66
Interest cost	135	20	155
Expected return on assets	(214)	—	(214)
Amortization of transition obligation	—	22	22
Amortization of prior service cost	31	(10)	21
Amortization of unrecognized (gains)/losses	18	—	18
Exchange rate changes	(96)	19	(77)

Net periodic benefit expense	$(74)	$65	$(9)

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$36	$9	$45
Interest cost	110	16	126
Expected return on assets	(147)	—	(147)
Amortization of transition obligation	—	7	7
Amortization of prior service cost	5	—	5
Amortization of unrecognized (gains)/losses	19	1	20
Exchange rate changes	(255)	62	(193)

Net periodic benefit expense	$(232)	$95	$(137)

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$157	$41	$198
Interest cost	406	63	469
Expected return on assets	(645)	—	(645)
Amortization of transition obligation	—	22	22
Amortization of prior service cost	77	—	77
Amortization of unrecognized (gains)/losses	69	15	84
Exchange rate changes	(101)	18	(83)

Net periodic benefit expense	$(37)	$159	$122

Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2009:

	2009
	Pension benefits	Other benefits	Total
Service cost	$109	$28	$137
Interest cost	330	49	379
Expected return on assets	(441)	—	(441)
Amortization of transition obligation	—	19	19
Amortization of prior service cost	13	—	13
Amortization of unrecognized (gains)/losses	57	3	60
Exchange rate changes	(428)	115	(313)

Net periodic benefit expense	$(360)	$214	$(146)

We made cash contributions to our Canadian defined benefit plan of $0.7 million during the nine months ended September 30, 2010. We expect to make additional cash contributions to our Canadian defined benefit plans of $0.3 million during the remainder of 2010.

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

Beginning with the second quarter, the Company realigned the reportable segments to better reflect the core businesses in which Innophos operates and how it is managed. The Company will report its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products. The previous reported segments of the United States, Mexico and Canada changed to Specialty Phosphates US & Canada, Specialty Phosphates Mexico and GTSP & Other. Specialty Phosphates consists of the products lines Specialty Salts and Specialty Acids, Food & Technical Grade Acid, and STPP & Detergent Grade Acid. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products. The Company has restated all corresponding items of segment information for earlier periods. Total asset changes were immaterial from the amounts disclosed in the last annual report.

For the three months ended September 30, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$126,737	$33,522	$8,717	$—	$168,976
Intersegment sales	658	7,279	43	(7,980)	—

Total sales	127,395	40,801	8,760	(7,980)	168,976

Operating income (a)	$27,621	$2,384	$(19,696)	$—	$10,309

Depreciation and amortization expense	$7,761	$4,021	$1,238	$—	$13,020

For the three months ended September 30, 2009	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$127,308	$26,189	$8,437	$—	$161,934
Intersegment sales	9,149	10,344	123	(19,616)	—

Total sales	136,457	36,533	8,560	(19,616)	161,934

Operating income	$26,451	$2,902	$(862)	$—	$28,491

Depreciation and amortization expense	$8,971	$4,372	$1,023	$—	$14,366

For the nine months ended September 30, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$373,181	$106,019	$42,815	$—	$522,015
Intersegment sales	2,226	29,316	135	(31,677)	—

Total sales	375,407	135,335	42,950	(31,677)	522,015

Operating income (a)	$74,437	$7,818	$(17,647)	$—	$64,608

Depreciation and amortization expense	$22,246	$11,875	$3,813	$—	$37,934

For the nine months ended September 30, 2009	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$386,796	$100,970	$31,751	$—	$519,517
Intersegment sales	20,234	13,878	276	(34,388)	—

Total sales	407,030	114,848	32,027	(34,388)	519,517

Operating income	$107,241	$17,840	$(9,869)	$—	$115,212

Depreciation and amortization expense	$22,830	$12,417	$2,967	$—	$38,214

(a)	For GTSP & Other, the three and nine months ended September 30, 2010, includes a $20.0 million charge to earnings for the CNA Fresh Water Claims.

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

Recent Trends and Outlook

Strong year over year Specialty Phosphate volume growth continued as all key markets performed well. In addition to strong domestic demand, continued success in developing new markets resulted in significantly higher export volumes with year to date export revenue representing 17% of total Specialty Phosphate revenue, up from 12% in 2009. The Company expects this favorable demand environment to continue. In support of the continued success of several growth initiatives, including working with food and beverage customers on opportunities to reduce the sodium content in consumer products, Innophos is investing in several debottlenecking investments designed to strengthen the Company’s capability and increase available capacity for the potassium and calcium phosphate product ranges in 2011. Ongoing volume strength is expected to offset the typical seasonal pattern of a lower fourth quarter resulting in expected fourth quarter net sales growth for Specialty Phosphates of approximately 10% on a year over year basis.

Granular triple super-phosphate, or GTSP volume is expected to show a strong recovery in the fourth quarter and overall sales revenue in the second half 2010 for GTSP & Other is expected to exceed the first half due to higher selling prices.

In earlier 2010 disclosures management indicated that margins from the second quarter 2010 on were advantaged to market based raw material costs resulting from the lagged nature of pricing clauses in the Company’s purchasing contracts. Previously, Innophos had indicated an expected $5 million per quarter increase in cost of goods sold from second quarter 2011 as contract raw material prices caught up to then expected market levels.

Since this estimate was made, strong demand conditions in phosphate fertilizer markets have continued to push up market prices for key raw materials. Sulfur prices are now expected to increase significantly in the 2010 fourth quarter, and phosphate rock prices are also reported to be increasing. If these higher raw material market prices are sustained in 2011, management now anticipates the quarterly increase in raw material purchase costs by the second quarter of 2011 will be $5 to $10 million higher than anticipated previously. In response, the Company has announced to customers two further price increases now scheduled to become effective early in the fourth quarter and at the beginning of 2011. The Company’s target is to offset fully the additional raw material inflation and maintain the gross profit impact at no more than the $5 million per quarter previously indicated with full effect from the second quarter 2011.

The Company expects some impact on fourth quarter 2010 margins from higher raw material prices as well as approximately $1 million of additional logistics cost in Mexico as the Company implements contingency plans to manage weather-related disruption to normal transportation arrangements. Initial benefits from higher prices should partially offset these costs, but marginally lower operating income margins are nevertheless expected for Specialty Phosphates.

The Company continues to make progress in finalizing ongoing phosphate rock sourcing arrangements following its termination of the previous sole-source contract effective September 2010. Rock sourcing in 2010 has included full shipload quantities from five different sources with the majority of 2011 supply expected to be met from three of the five 2010 suppliers. Going forward, further new sources will continue to be developed as well.

Capital expenditure expectations for 2010 remain in the $30 to $35 million range, although now more likely at the lower end of the range. Investment continues to be focused on debottlenecking US / Canada and Mexico specialty salts facilities and also on enhancing Mexico’s capability to process multiple grades of rock consistent with the Company’s supply chain diversification strategy. In addition, limited investment continues in order to evaluate Innophos’ Mexican phosphate rock concessions. The Company is also continuing to invest in its enterprise resource planning system and business redesign (ERP) project, with management anticipating an implementation in the first half of 2011.

        Net debt (total debt less cash and cash equivalents) improved moderately to $115.1 million at the end of the third quarter, despite call premiums and bank fees related to redeeming the Senior Subordinated Notes due 2014 and implementing a new senior credit facility, and higher working capital partly resulting from shipping delays in Mexico. As a result of the lower cost financing structure implemented in September 2010, management anticipates a quarterly interest charge, based on September 2010 debt levels, of approximately $1.8 million beginning with the fourth quarter 2010. The Company’s available financial resources allow management to continue with previously stated objectives of maintaining the dividend and pursuing several “bolt-on” acquisition projects.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Amount	%	Amount	%
Net sales	$169.0	100.0	$161.9	100.0
Cost of goods sold	144.0	85.2	114.2	70.5

Gross profit	25.0	14.8	47.7	29.5
Operating expenses:
Selling, general and administrative	14.1	8.3	18.7	11.6
Research & development expenses	0.6	0.4	0.5	0.3

Operating income	10.3	6.1	28.5	17.6
Interest expense, net	15.6	9.2	6.0	3.7
Foreign exchange loss (gain), net	0.1	0.1	(0.2)	(0.1)
(Benefit) provision for income taxes	(3.3)	(2.0)	7.6	4.7

Net (loss) income	$(2.1)	(1.2)	$15.1	9.3

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Amount	%	Amount	%
Net sales	$522.0	100.0	$519.5	100.0
Cost of goods sold	413.3	79.2	352.6	67.9

Gross profit	108.7	20.8	166.9	32.1
Operating expenses:
Selling, general and administrative	42.3	8.1	50.2	9.7
Research & development expenses	1.8	0.3	1.5	0.3

Operating income	64.6	12.4	115.2	22.2
Interest expense, net	26.7	5.1	17.3	3.3
Foreign exchange loss (gain), net	0.6	0.1	(0.5)	(0.1)
Provision for income taxes	11.4	2.2	35.4	6.8

Net income	$25.9	5.0	$63.0	12.1

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2010 were $169.0 million, an increase of $7.1 million, or 4.4%, as compared to $161.9 million for the same period in 2009. Volume effects upon revenue were positive 13.3% or $21.5 million which occurred in both US/Canada and Mexico Specialty Phosphates. Selling price decreases had a negative effect on revenue of 8.9% or $14.4 million which occurred in both US/Canada and Mexico Specialty Phosphates. GTSP prices improved in line with market prices in comparison to last year. GTSP sales volumes were adversely affected because of logistics and weather related issues in September 2010.

The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. The current quarter dollar variance is derived from the current quarter year to date variance less the previous quarter year to date dollar variance. The selling price dollar variance is then divided by the prior period sales dollars to calculate the percentage change. Volume/mix variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the three months ended September 30, 2010 the percentage changes in net sales by reportable segment compared with the same period in 2009, including the effects of price and volume/mix upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(13.5%)	13.1%	(0.4%)
Specialty Phosphates Mexico	(7.7%)	35.7%	28.0%

Total Specialty Phosphates	(12.5%)	16.9%	4.4%
GTSP & Other	56.8%	(53.5%)	3.3%

The following table illustrates for the three months ended September 30, 2010 the percentage changes for net sales by major product lines compared with the same period in 2009, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Specialty Salts and Specialty Acids	(11.9%)	11.7%	(0.2%)
Food & Technical Grade Acid	(15.6%)	22.6%	7.0%
STPP & Detergent Grade Acid	(12.2%)	55.1%	42.9%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2010 was $25.0 million, a decrease of $22.7 million, or 47.6%, as compared to $47.7 million for the same period in 2009. Gross margin decreased to 14.8% for the three months ended September 30, 2010 versus 29.5% for the same period in 2009. The change in gross profit was primarily due to a $20.0 million charge for the Mexican CNA matter, net of the $19.6 million Rhodia indemnity receivable, and lower selling prices which had an unfavorable effect of $14.4 million. This was mostly offset by favorable sales volume, lower raw material cost, and lower manufacturing cost which resulted in a net favorable effect of $11.7 million.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the three months ended September 30, 2010, these costs were $14.7 million, a decrease of $4.5 million, or 23.4%, as compared to $19.2 million for the same period in 2009. The decrease is due to $3.0 million lower ERP expenses as a result of capitalizing the implementation phase costs, $1.3 million lower legal expenses related to OCP arbitration costs in the prior period and a $0.2 million decrease in all other costs.

Operating Income

Operating income for the three months ended September 30, 2010 was $10.3 million, a decrease of $18.2 million, or 63.9%, as compared to $28.5 million for the same period in 2009, primarily resulting from the $20.0 million net charge for the Mexican CNA matter. Operating income as a percentage of net sales for the Company decreased to 6.1% versus 17.6% for the same period in 2009.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2010 was $15.6 million, an increase of $9.6 million, compared to $6.0 million for the same period in 2009. This increase is primarily due to $5.6 million call premium and recognizing accelerated deferred financing costs of $5.2 million related to the redemption of the $190 million Senior Subordinated Notes. This was partially offset by $1.3 million lower interest expense resulting from the redemption of the remaining balance of the Senior Unsecured Notes in the second quarter of 2010.

Foreign Exchange

Foreign exchange loss for the three months ended September 30, 2010 was $0.1 million compared to a gain of $0.2 million for the same period in 2009 as a result of the remeasurement of the non-U.S. dollar denominated monetary assets and liabilities. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

The effective income tax rate on income before taxes was 62% for the three months ended September 30, 2010 compared to 33% for the same period in 2009. The large variance in the effective tax rate is primarily due to the Mexican CNA water claims, net of the indemnity receivable, being recorded as discrete items for tax provision purposes.

Net Income/Loss

Net loss for the three months ended September 30, 2010 was $2.1 million, a decrease of $17.2, compared to net income of $15.1 million for the same period in 2009. The large variance to the prior period in 2009 was primarily due to a net charge of $11.7 million for the CNA matter and $7.1 million for the redemption of the Senior Subordinated Notes.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2010 were $522.0 million, an increase of $2.5 million, or 0.5%, as compared to $519.5 million for the same period in 2009. Selling price decreases had a negative effect on revenue of 16.9% or $87.9 million which occurred in both US/Canada and Mexico Specialty Phosphates. GTSP prices increased for the comparable period in line with market prices. Volume effects upon revenue were positive 17.4% or $90.4 million which occurred in both US/Canada and Mexico Specialty Phosphates. GTSP volume was slightly lower than the comparable period in 2009 due to logistics and weather related issues in September 2010.

The following table illustrates for the nine months ended September 30, 2010 the percentage changes in net sales by reportable segment compared with the same period in 2009, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(20.1%)	16.6%	(3.5%)
Specialty Phosphates Mexico	(22.0%)	27.0%	5.0%

Total Specialty Phosphates	(20.5%)	18.7%	(1.8%)
GTSP & Other	37.6%	(2.8%)	34.8%

The following table illustrates for the nine months ended September 30, 2010 the percentage changes for net sales by major product lines compared with the same period in 2009, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Specialty Salts and Specialty Acids	(17.0%)	16.5%	(0.5%)
Food & Technical Grade Acid	(30.0%)	26.1%	(3.9%)
STPP & Detergent Grade Acid	(26.5%)	21.1%	(5.4%)

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2010 was $108.7 million, a decrease of $58.2 million, or 34.9%, as compared to $166.9 million for the same period in 2009. Gross margin decreased to 20.8% for the nine months ended September 30, 2010 versus 32.1% for the same period in 2009. The change in gross profit was primarily due to a $20.0 million charge for the Mexican CNA matter, net of the $19.6 million Rhodia indemnity receivable, lower selling prices which had an unfavorable effect of $87.9 million, $1.7 million unfavorable exchange rate impact mostly from our Mexican peso based costs, and $1.1 million expense for the planned maintenance outage at our Geismar La. manufacturing facility. This was partially offset by favorable sales volume combined with lower raw material and manufacturing costs which resulted in a net favorable effect of $47.8 million. Included in the 2009 results were $1.8 million Mexican workforce reduction costs, $1.8 million inventory write-downs of GTSP, and a charge of $1.1 million for anticipated unfulfilled contractual natural gas purchase commitments.

Operating Expenses and Research and Development

Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the nine months ended September 30, 2010, these costs were $44.1 million, a decrease of $7.6 million, or 14.7%, as compared to $51.7 million for the same period in 2009. The decrease is due to $4.8 million lower ERP project expenses as a result of capitalizing the implementation phase costs, $1.6 million lower legal and other professional services, $2.2 million lower legal expenses related to OCP arbitration costs in the prior period, and $0.5 million reduction in all other costs. This was partially offset by $1.5 million increased non-cash stock compensation expense.

Operating Income

Operating income for the nine months ended September 30, 2010 was $64.6 million, a decrease of $50.6 million, or 43.9%, as compared to $115.2 million for the same period in 2009. Operating income as a percentage of net sales for the Company decreased to 12.4% versus 22.2% for the same period in 2009.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2010 was $26.7 million, an increase of $9.4 million, compared to $17.3 million for the same period in 2009. This increase is primarily due to $5.6 million call premium and increased accelerated deferred financing costs of $5.8 million primarily related to the redemption of the $190 million Senior Subordinated Notes. This was partially offset by lower interest expense resulting from the pay off of the remaining balance of the Term Loan in the second quarter of 2009 and the redemption of the remaining balance of the Senior Unsecured Notes in the second quarter of 2010. There was a gain of $3.5 million in the second quarter of 2009 on the retirement of $10.0 million of the 9.5% Senior Unsecured Notes.

Foreign Exchange

Foreign exchange loss for the nine months ended September 30, 2010 was $0.6 million compared to a gain of $0.5 million for the same period in 2009 as a result of the remeasurement of the non-U.S. dollar denominated monetary assets and liabilities. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

The effective income tax rate on income before taxes was 31% for the nine months ended September 30, 2010 compared to 36% for the same period in 2009. The large variance in the effective tax rate is primarily due to the Mexican CNA water claims, net of the indemnity receivable, being recorded as discrete items for tax provision purposes.

Net Income

Net income for the nine months ended September 30, 2010 was $25.9 million, a decrease of $37.1 million, compared to net income of $63.0 million for the same period in 2009, due to the factors described above with the large variance due to a net charge of $11.7 million for the CNA matter and $7.1 million for the redemption of the Senior Subordinated Notes.

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

	Three months ended September 30, 2010	Three months ended September 30, 2009	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$126,737	$127,308	(0.4%)
Specialty Phosphates Mexico	33,522	26,189	28.0%

Total Specialty Phosphates	$160,259	$153,497	4.4%

GTSP & Other	8,717	8,437	3.3%

Total	$168,976	$161,934	4.3%

Segment Operating Income
Specialty Phosphates US & Canada	$27,621	$26,451
Specialty Phosphates Mexico	2,384	2,902

Total Specialty Phosphates	$30,005	$29,353

GTSP & Other (a)	(19,696)	(862)

Total	$10,309	$28,491

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	21.8%	20.8%
Specialty Phosphates Mexico	7.1%	11.1%
Total Specialty Phosphates	18.7%	19.1%
GTSP & Other (a)	(225.9%)	(10.2%)

Depreciation and amortization expense
Specialty Phosphates US & Canada	$7,761	$8,971
Specialty Phosphates Mexico	4,021	4,372
GTSP & Other	1,238	1,023

Total	$13,020	$14,366

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$373,181	$386,796	(3.5%)
Specialty Phosphates Mexico	106,019	100,970	5.0%

Total Specialty Phosphates	$479,200	487,766	(1.8%)

GTSP & Other	42,815	31,751	34.8%

Total	$522,015	$519,517	0.5%

Segment Operating Income
Specialty Phosphates US & Canada	$74,437	$107,241
Specialty Phosphates Mexico	7,818	17,840

Total Specialty Phosphates	$82,255	125,081

GTSP & Other (a)	(17,647)	(9,869)

Total	$64,608	$115,212

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	19.9%	27.7%
Specialty Phosphates Mexico	7.4%	17.7%
Total Specialty Phosphates	17.2%	25.6%
GTSP & Other (a)	(41.2%)	(31.1%)

Depreciation and amortization expense
Specialty Phosphates US & Canada	$22,246	$22,830
Specialty Phosphates Mexico	11,875	12,417

Total Specialty Phosphates	$34,121	35,247

GTSP & Other	3,813	2,967

Total	$37,934	$38,214

(a)	The three and nine months ended September 30, 2010, includes a $20.0 million charge to earnings for the CNA Fresh Water Claims.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

Segment Net Sales:

Specialty Phosphates US & Canada net sales decreased 0.4% for the three months ended September 30, 2010 when compared with the same period in 2009. Selling prices decreased 13.5% with decreases across all product lines. Volume impact upon revenue increased 13.1% with increases across all product lines but most notably in Specialty Salts and Specialty Acids.

Specialty Phosphates Mexico net sales increased 28.0% for the three months ended September 30, 2010 when compared with the same period in 2009. Selling prices decreased 7.7% with decreases across all product lines. Volume impact upon revenue was an increase of 35.7% with increases across all product lines.

GTSP & Other net sales increased 3.3% for the three months ended September 30, 2010 on higher selling prices but lower volumes when compared with the same period in 2009. GTSP prices improved in line with market prices in comparison to last year.

Segment Operating Income % of Net Sales:

The 1.0% increase in Specialty Phosphates US & Canada for the three months ended September 30, 2010 compared with the same period in 2009 is mainly due to lower raw material costs, lower manufacturing costs, and lower operating expenses being mostly offset by decreased selling prices.

The 4.0% decrease in Specialty Phosphates Mexico for the three months ended September 30, 2010 compared with the same period in 2009 is mainly due to decreased selling prices and increased manufacturing expenses partially offset by lower operating expenses.

The 215.7% decrease in GTSP & Other for the three months ended September 30, 2010 compared with the same period in 2009 is primarily due to a $20.0 million charge for the Mexican CNA matter, net of the Rhodia indemnity receivable of $19.6 million, partially offset by higher selling prices.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Segment Net Sales:

Specialty Phosphates US & Canada net sales decreased 3.5% for the nine months ended September 30, 2010 when compared with the same period in 2009. Selling prices decreased 20.1% with decreases across all product lines. Volume effects upon revenue was an increase of 16.6% with increases across all product lines but most notably in Specialty Salts and Specialty Acids.

Specialty Phosphates Mexico net sales increased 5.0% for the nine months ended September 30, 2010 when compared with the same period in 2009. Selling prices decreased 22.0% with decreases across all product lines. Volume effect upon revenue was an increase of 27.0% with increases across all product lines.

GTSP & Other net sales increased 34.8% for the nine months ended September 30, 2010 when compared with the same period in 2009 primarily on higher selling prices. GTSP prices improved in line with market prices in comparison to last year.

Segment Operating Income % of Net Sales:

The 7.8% decrease in Specialty Phosphates US & Canada for the nine months ended September 30, 2010 compared with the same period in 2009 is mainly due to decreased selling prices partially offset by lower raw material costs and decreased manufacturing and operating expenses.

The 10.3% decrease in Specialty Phosphates Mexico for the nine months ended September 30, 2010 compared with the same period in 2009 is mainly due to decreased selling prices partially offset by decreased manufacturing and operating expenses. Included in the 2009 results were $2.2 million Mexican workforce reduction costs.

The 10.1% decrease in GTSP & Other for the nine months ended September 30, 2010 compared with the same period in 2009 is primarily due to a $20.0 million charge for the Mexican CNA matter, net of the Rhodia indemnity receivable of $19.6 million, partially offset by higher selling prices. Included in the 2009 results were $1.8 million inventory write-downs of GTSP, and a charge of $1.1 million for anticipated unfulfilled contractual natural gas purchase commitments.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Operating Activities	$33.6	$156.0
Investing Activities	(22.1)	(12.7)
Financing Activities	(89.0)	(144.3)

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Net cash from operating activities was a source of $33.6 million for the nine months ended September 30, 2010 as compared to source of $156.0 million for the same period in 2009, a decrease in cash of $122.4 million. The decrease in operating activities cash resulted primarily from unfavorable changes of $78.0 million in working capital and $37.1 million in net income as described earlier.

The change in working capital is a use of cash of $28.1 million in 2010 compared to a source of cash of $49.9 million in 2009, a decrease in cash of $78.0 million. The decrease in cash is mainly due to increases in other current assets, accounts receivable, higher inventory due to higher phosphate rock levels to support higher operating rates in Mexico. Other current assets are higher due to the recording of a $19.6 million receivable from Rhodia for indemnity of the pre-2002 CNA claims. This was partially offset by higher accounts payable and other current liabilities due to recording a $39.6 million liability for both the pre-2002 and post-2002 CNA claims.

Net cash used for investing activities was $22.1 million for the nine months ended September 30, 2010, compared to $12.7 million for the same period in 2009, an increase in the use of cash of $9.4 million. This increase was mainly due to the Company’s ERP project.

In the second quarter of 2009 the Company launched an ERP project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. To date the Company has spent approximately $22.2 million on this project, of which approximately $15.0 million was capitalized as of September 30, 2010. Following a review of the status of the Company’s ERP project, management anticipates an implementation in the first half of 2011 with expenditure continuing at a reduced rate versus the first half of 2010.

The Company is investing to grow its food, beverage and pharmaceutical phosphate business, especially geographically, and also to diversify its raw material supply long term. Projects are underway in the U.S. to debottleneck and increase production capabilities of various specialty salts such as the recently announced $4.5 million specialty leavening acid project at its Nashville, TN plant. The Company also has a smaller investment in its Port Maitland, Canada facility to manufacture potassium phosphates which was previously toll manufactured. Additionally, in conjunction with the investment in the Coatzacoalcos facility to more than double its existing food grade purified phosphoric acid capacity which was completed in the first quarter 2010, the site personnel have conducted successful production tests of several additional food grade specialty salts to enable a shift in focus from detergency to the multiple food market segments served by specialty salts and food grade acid.

Innophos currently estimates that full exploration costs to a proven reserves standard for the Baja California Sur deposits could require expenditures of $10 to $15 million over a three year period, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. It is estimated that 2010 expenditures will be approximately $0.7 to $1.0 million. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership if that is required.

Management projects total 2010 capital expenditures to approximate $30 to $35 million with the likely outcome at the low end of the range and currently estimates 2011 capital expenditures to be approximately $40 million.

Net cash used for financing activities for the nine months ended September 30, 2010 was a use of $89.0 million compared to $144.3 million for the same period in 2009, an increase in cash of $55.3 million. This is mainly due to funds received from the new Credit Agreement in the form of a $100 million term loan and a $70 million revolver draw. These funds along with $20 million of on-hand cash were used to redeem the $190 million Senior Subordinated Notes. In the second quarter of 2010 there was a net $49.5 million decrease in cash for the redemption of the remaining balance of the Senior Unsecured Notes. In 2009 there were $126.5 million of term loan principal payments under a previous credit facility dated as of August 13, 2004.

On April 13, 2009 the Company purchased $10.0 million of the 9.5% Senior Unsecured Notes for $6.5 million. The $3.5 million retirement gain is reflected as interest income in our Consolidated Statement of Operations in the second quarter of 2009. The Company also recorded accelerated deferred financing costs of approximately $0.2 million in the second quarter of 2009.

The Company redeemed for cash all remaining $56.0 million of the Senior Unsecured Notes on April 15, 2010. The redemption price for the Notes was 100% of the principal amount plus accrued interest of $2.7 million to April 15, 2010. Accelerated deferred financing charges in connection with the redemption of $0.6 million were recorded in the second quarter of 2010.

On August 27, 2010, Innophos Holdings, Inc. and our wholly owned subsidiaries, Innophos Investments Holdings, Inc. and Innophos, Inc. entered into a Credit Agreement with a group of lenders. The Credit Agreement provides the Companies with a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. Prepayments of term loan are required at the rate of 1% (or $1 million per quarter) of original principal amount per quarter beginning on December 31, 2010. As of September 30, 2010, $100.0 million was outstanding under the Term Loan and $70.0 million was outstanding under the revolving line of credit with total availability at $53.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. As a result of this refinancing, annual consolidated net interest expense is estimated to be reduced by approximately $11.5 million. See the information set forth in Note 9 to our consolidated condensed financial statements, “Debt and Interest,” contained in this Quarterly Report on Form 10-Q.

In the third quarter of 2010 the Company entered into an interest rate swap with a notional amount of $100 million with a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is a liability of approximately $1.3 million as of September 30, 2010.

Innophos and its subsidiaries may from time to time seek to prepay its outstanding debt. The amounts involved may be material.

On September 27, 2010, the Company redeemed for cash all of the $190.0 million Senior Subordinated Notes. The Company paid $197.6 million, including a call premium of approximately $5.6 million and interest of approximately $2.0 million. In connection with the redemption of the Senior Subordinated Notes, the Company charged to earnings accelerated deferred financing charges of approximately $4.5 million.

The Company’s available financial resources allow management to continue with previously stated objectives of maintaining the dividend and pursuing several “bolt-on” acquisition projects. We further believe that on-hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available, such as its revolving loan facility, to the Company are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from the Company’s current operating plan.

We are subject to Rhodia’s ability to perform its obligations under our 2004 acquisition agreements, primarily to indemnify us against CNA Fresh Water Claims currently estimated at $24.7 million for the periods through 2002. Even though our indemnification rights have been confirmed by court judgments, ultimately we are also dependent on Rhodia having sufficient financial capacity to meet its obligations.

Since the CNA Fresh Water Claims were upheld for the periods through 2002, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2005 on into the future (2003 and 2004 are believed to be beyond the statute of limitations). Management currently estimates that amounts involved would be approximately $14.8 million of additional basic charges, interest, inflation, and penalties. Although not included in our court judgments in the New York Litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in the agreement. Rhodia has contested indemnification responsibility for those breaches. Refer to Note 12 of Notes to Consolidated Financial Statements in “Item 1. Financial Statements” for additional information.

	Years ending December 31,
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Term loan and revolver borrowings (1)	170,000	1,000	4,000	4,000	4,000	4,000	153,000
Future service pension benefits	9,632	537	642	735	825	902	5,991
Other (2)	459,249	89,845	48,764	48,764	48,764	48,764	174,348
Operating leases	18,603	4,121	3,710	2,845	2,702	2,246	2,979

Total contractual cash obligations	$657,484	$95,503	$57,116	$56,344	$56,291	$55,912	$336,318

(1)	Amounts exclude interest payments.
(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

Critical Accounting Estimates

There have been no material changes from the critical accounting estimates previously disclosed in our 2009 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At September 30, 2010, we had $100.0 million principal amount of variable-rate debt and a $125.0 million revolving credit facility, of which $70.0 million was outstanding. Total remaining availability was $53.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. In the third quarter of 2010 we entered into an interest rate swap with a notional amount of $100 million with a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in higher other operating expenses, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

We do not currently, but may from time to time, hedge our currency rate risks. In the second quarter of 2010 we purchased forward natural gas price cap contracts which allow us to purchase a portion of our monthly natural gas usage requirements at a fixed price if prevailing market prices are greater than this contractual fixed price amount. These contracts are for periods expiring through April 2011, and apply to our U.S., Canadian and Mexican facilities.

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

As of September 30, 2010, the Company completed an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 12 to our consolidated condensed financial statements, “Commitments and Contingencies,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 3, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated November 3, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer dated November 3, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer dated November 3, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 3, 2010

INNOPHOS HOLDINGS, INC.

/s/ Neil I. Salmon
By:	Neil I. Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 3, 2010

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 3, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer dated November 3, 2010 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer dated November 3, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer dated November 3, 2010 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002