Form 10-K
period 2010-12-31
Innophos Holdings, Inc.
filed 2011-02-28
CIK 1364099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC, 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq Global Select Market

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $549.7 million as of June 30, 2010, the last business day of the Registrant’s most recently completed second quarter (based on the Nasdaq Global Select Market closing price on that date).

As of February 23, 2011, the registrant had 21,492,694 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held May 20, 2011	III (Items 10, 11, 12, 13 and 14)

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

Our Company

Innophos commenced operations as an independent company in August 2004 after purchasing our North American specialty phosphates business from affiliates of Rhodia, S.A., or Rhodia. In November 2006, we completed an initial public offering and listed our Common Stock for trading on the Nasdaq Global Select Market under the symbol “IPHS”.

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

Key Product Lines

We have three principal Specialty Phosphates product lines: (i) Specialty Ingredients (formerly Specialty Salts and Specialty Acids), (ii) Food and Technical Grade purified phosphoric acid, or PPA, and (iii) Technical Sodium Tripolyphosphate (STPP) & Detergent Grade PPA. Our products serve diverse end-use markets which historically have exhibited stable demand growth.

Specialty Ingredients

Specialty Ingredients (including specialty phosphate salts and specialty phosphoric acids) are the most highly engineered products in our portfolio. There are a wide range of application-specific products for specialty phosphate salts, such as flavor enhancers in beverages, electrolytes in sports drinks, texture modifiers in cheeses, leavening agents in baked goods, calcium and phosphorus sources for nutritional supplements, pharmaceutical excipients and abrasives in toothpaste. Specialty phosphoric acids are used in industrial applications such as asphalt modification and petrochemical catalysis.

The table below presents a list of the main Specialty Ingredients sold by us in 2010:

Product	Description/End-Use Application

Sodium Aluminum Phosphate, Acidic and Basic (“SALP”)	Premier leavening agent for baking mixes, cakes, self-rising flours, baking powders, batter & breadings (acidic). Improves melting properties of cheese (basic).

Sodium Acid PyroPhosphate (“SAPP”)	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; provides moisture and color retention in poultry and meat.

Sodium HexaMetaPhosphate (“SHMP”)	Water treatment applications; anti-microbial and sequestrant in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate (“MCP”)	Leavening agent in double-acting baking powder; acidulant; buffering agent.

Calcium Acid Pyrophosphate (“CAPP”)	Calcium based, slow acting, multifunctional leavening acid used in a wide variety of baked goods

Dicalcium Phosphate (“DCP”)	Toothpaste abrasive; leavening agent; calcium fortification.

Tricalcium Phosphate (“TCP”)	Calcium and phosphorus fortifier in food and beverage applications (e.g., orange juice, cereals, and cheese); flow aid; additive in expandable polystyrene.

Pharma Calcium Phosphates (“A-Tab®”, “Di-Tab®”, “Tri-Tab®”)	Excipients in vitamins, minerals, nutritional supplements and pharmaceuticals.

Ammonium Phosphates (“MAP”, “DAP”)	High-end fertilizer products for horticultural use; flame retardant; cigarette additives; culture nutrient.

Product	Description/End-Use Application

Potassium Phosphates (“TKPP”, “DKP”, “MKP”, “KTPP”)	Water treatment; sports drinks; buffering agent; improves tenderness in meat, seafood and poultry applications; horticulture applications.

Specialty Acids (e.g., Polyacid)	Additive improving performance properties of asphalt.

Sodium Blends (e.g., Sodium Tripolyphosphate (STPP (food grade)))	Ingredient improving yield, tenderness, shelf life, moisture and color retention in meat, seafood and poultry applications.

Other (Sodium Bicarbonate, Tetrasodium Pyrophosphate (“TSPP”), Mono, Di, & Trisodium Phosphates (“MSP”, “DSP”, “TSP”))	Baking powders; gelling agent in puddings; cheese emulsifiers.

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

Our major competitor in the downstream Specialty Ingredients is Israel Chemicals Limited, or ICL.

Food and Technical Grade PPA

Food and Technical Grade PPA are high purity forms of PPA, distinct from the agricultural-grade merchant green phosphoric acid, or MGA, used in fertilizer production. PPA is used to manufacture specialty phosphate salts and acids and is also used directly in beverage applications as a flavor enhancer and in water treatment applications. We also sell Technical Grade PPA in the merchant market to third-party phosphate derivative producers.

Our major PPA competitor is Potash Corporation of Saskatchewan Inc., or PCS, a global fertilizer company for which specialty phosphates represents only a small part of its business. We consume the majority of our PPA production in our downstream operations and sell the remainder on the North American merchant market and to other downstream phosphate derivative producers, where we compete with PCS. To the best of our knowledge, PCS does not have any downstream technical or food grade phosphate derivative production capacity, other than a small potassium phosphate salt unit.

Technical Grade Sodium Tripolyphosphate (STPP) & Detergent Grade PPA

STPP is a specialty phosphate derived from reacting phosphoric acid with a sodium alkali. STPP is a key ingredient in cleaning products, including automatic dishwashing detergents, industrial and institutional cleaners and (outside the U.S.) consumer laundry detergents. In addition to its use in cleaning products, STPP is also used in water treatment, clay processing, and copper ore processing. Over 90% of the end use market for STPP is derived from consumer product applications. Detergent Grade PPA is a lower grade form of PPA used primarily in the production of STPP.

Our major North American STPP competitor is Mexichem, S.A.B. de C.V., or Mexichem, in Mexico. Currently, Mexichem produces STPP at two manufacturing locations in Mexico. We also compete with imports from North Africa, Europe and China.

Over the past several decades, there have been efforts to reduce the use of STPP in consumer and institutional cleaners. In the 1980’s STPP use in consumer laundry applications was discontinued in the U.S. and Canada. Over the last several years momentum has gained in eliminating STPP use in consumer automatic dishwashing applications in the U.S. and Canada. Most detergent manufacturers discontinued the use of STPP in automatic dishwashing detergent applications during 2010. The Industrial & Institutional market has also reformulated some of its products to reduce STPP content in an effort to market a lower cost and reduced phosphate content product line. In 2008, a global retailer began an initiative to materially reduce the use of STPP in consumer laundry detergent in Latin America by 2011. Our Mexican operations have historically dedicated a significant portion of their capacity to the production of STPP directly and have sold detergent grade PPA to other producers of STPP. In anticipation of reduced detergent demand for STPP, Innophos Mexico is investing in upgrading the food grade PPA and salts capability of our major Coatzacoalcos facility, and consequently substantially reducing the portion of capacity dedicated to detergent grade products.

GTSP & Other

Granular Triple Super Phosphate, or GTSP, is a fertilizer product line produced at our Coatzacoalcos facility. GTSP is used throughout Latin America for increasing crop yields in a wide range of agricultural sectors. GTSP is made as a co-product of our purified wet acid manufacturing process.

Our Industry

The North American marketplaces for each of our product lines have seen consolidation to two primary producers and several secondary suppliers. We consider the two key producers in each product category to be: (i) our Company and ICL, which acquired Astaris LLC, or Astaris, in 2005, in Specialty Ingredients; (ii) our Company and PCS, in Food and Technical Grade PPA; and (iii) our Company and Mexichem in Technical STPP. The production of specialty phosphates begins with phosphate rock, which can be processed in two alternative ways to produce PPA: (i) the thermal acid method, in which elemental phosphorus is combusted in a furnace and subsequently hydrated to produce purified phosphoric acid; or (ii) the purified wet acid method (PWA), in which mined phosphate rock is reacted with sulfuric acid to produce merchant green acid, (agricultural grade phosphoric acid), which is then purified through solvent-based extraction into purified phosphoric acid. The conversion of merchant green acid into PPA is a technically complex and a capital-intensive process.

The thermal acid method of production is based on the electrolytic production of elemental phosphorus and is therefore electricity intensive, while phosphoric acid made by the purified wet acid process requires the use of significant amounts of sulfuric acid. The relative overall costs of the two methods depend on the availability and cost of their component processes, electricity and coke for the former and sulfur for the latter. PPA is reacted with appropriate mineral salts or inorganic compounds to produce various specialty phosphate salts or STPP as required. We currently use PPA manufactured via the wet acid process for all of our Specialty Ingredients manufacturing needs.

Consolidation of producers has been most significant in the Specialty Ingredients market.

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

In June 2006, PCS started up a fourth PWA based PPA production train at its Aurora, NC facility, a capacity addition less than the estimated combined level of 2006 North American PPA imports and domestic PPA produced via the thermal process. The PCS capacity increase was also comparable in capacity to the Astaris Idaho plant closed in 2003 following a failed start-up.

Penetration from Imports

Over the past several years, we estimate that imports, including domestically located production facilities owned by foreign based organizations, have accounted for approximately 15-20% of the North American specialty phosphate market. This market share has been fairly stable for the last three years.

The following are the primary importers of PPA products and derivatives into North America: (i) Prayon SA, or Prayon, and Rotem Amfert Negev Ltd. (a subsidiary of ICL) for PPA, with Prayon primarily supplying acid to its specialty salts manufacturing facility in Augusta, Georgia; and (ii) various Chinese, European, and Israeli specialty phosphate manufacturers such as Chemische Fabrik Budenheim, Thermphos, Hubei Xingfa, Jiangyin Chengxing, Guangxi Mingli and BK Giulini Chemie GmbH & Co. (a subsidiary of ICL) for specialty salts and STPP.

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

For the years ended December 31, 2010, 2009 and 2008, we generated net sales of $714.2 million, $666.8 million and $934.8 million, respectively. The Company delivered record revenues in 2008 as we responded to rapidly rising market raw material costs by effectively raising our own selling prices. By early 2009, raw material costs had fallen rapidly together with recessionary economic conditions that also negatively affected demand in 2009 compared to 2008. We responded with reductions in our own selling prices during 2009. Prices stabilized in the first quarter 2010 and subsequently improved on a sequential basis as we raised prices in anticipation of increasing raw material costs. Volumes also improved significantly across all products and markets. Through this period our continued focus on demonstrating the value of our products and service to high value end markets has enabled us to significantly enhance our mix with approximately 50% of our sales to food, pharma, beverage and oral care customers in comparison to 33% in 2006.

Raw Materials and Energy

We purchase a range of raw materials and energy sources on the open market, including phosphate rock, sulfur and sulfuric acid, agricultural grade phosphoric acid (also known as MGA), PPA, natural gas and electricity. To help secure supply, we purchase several of our key raw materials under long-term contracts generally providing for fixed or minimum quantities of materials, or purchase of our full requirements, and predetermined pricing formulae based on various market indices and other factors. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw material. We are not integrated vertically back to our sources of supply by ownership interests, joint ventures or affiliated companies, as a result of which raw materials acquisition at economical price levels is a major risk of our business. See Item 1A “Raw Materials Availability and Pricing” of this Report Form 10-K.

Phosphate Rock and Merchant Green Acid (MGA). MGA is the main raw material for the creation of our downstream salts and acids. We purchase MGA for processing at our Geismar, LA facility through a long-term agreement with PCS. At our Coatzacoalcos facility in Mexico, we typically purchase phosphate rock in order to produce MGA internally; however, we can also process externally purchased MGA, available from various suppliers globally. The Company has agreements with three preferred phosphate rock suppliers for 2011 to supply the Coatzacoalcos facility. In addition to these primary sources, the Company has options for other spot suppliers and will continue to qualify and develop additional sources for potential future supply.

Sulfur and Sulfuric Acid. Sulfur is the key raw material used in the production of Sulfuric Acid. Sulfuric acid is a key raw material used in the production of merchant green acid. We produce the vast majority of the sulfuric acid required to operate our Coatzacoalcos facility. The majority of the sulfuric acid required for the production of MGA by PCS Geismar is supplied by Rhodia. Our U.S. needs for sulfuric acid and our Mexican needs for sulfur are handled through long term contracts with Rhodia and Pemex-Gas y Petroquimica Basica, or PEMEX, respectively.

Purified Phosphoric Acid. The key raw material input for all of our downstream specialty phosphate salt and specialty phosphoric acid operations is PPA. We purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from PCS with whom we have a long-term supply contract. In 2010 Innophos produced approximately 75% and purchased approximately 25% of its total PPA supply.

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

Our research expenditures were $2.4 million, $1.9 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Environmental and Regulatory Compliance

Certain of our operations involve manufacturing ingredients for use in food, nutritional supplement and pharmaceutical excipient products, and therefore must comply with stringent U.S. Food and Drug Administration, or FDA, or the U.S. Department of Agriculture, or USDA, good manufacturing practices as well as the quality requirements of our customers. In addition, our operations that involve the use, handling, processing, storage, transportation and disposal of hazardous materials, are subject to extensive and frequently changing environmental regulation by federal, state, and local authorities, as well as regulatory authorities with jurisdiction over our foreign operations. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require operating permits that are subject to renewal or modification. Violations of health and safety and environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of an operating permit, third-party claims for property damage or personal injury, or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Due to changes in health and safety and environmental laws and regulations, the time frames when those laws and regulations might be applied, and developments in environmental control technology, we cannot predict with certainty the amount of capital expenditures to be incurred for environmental purposes.

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

Employees

As of December 31, 2010, we had 1,087 employees, of whom 684 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2014 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 912 through April 15, 2013 at the Nashville facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2011 at the Chicago (Waterway) facility; the United Steelworkers of America, Local No. 6304 through April 30, 2011 at the Port Maitland, Ontario facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Gases, Similares y Conexos de la República Mexicana, at the Mexico facilities. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June 2012.

Executive Officers

The following table and biographical material present information about the persons serving as our executive officers, and key employees:

Name	Age	Position
Randolph Gress	55	Chairman of the Board, Chief Executive Officer, President and Director
Neil Salmon	42	Vice President and Chief Financial Officer
William Farran	61	Vice President, General Counsel and Corporate Secretary
Charles Brodheim	47	Corporate Controller
Louis Calvarin	47	Vice President, Operations
Mark Feuerbach	51	Vice President, Investor Relations, Treasury, Financial Planning & Analysis
Joseph Golowski	49	Vice President, Specialty Phosphates
Wilma Harris	64	Vice President, Human Resources
Russell Kemp	52	Vice President, Research & Development and Chief Risk Officer
Michael Lovrich	57	Vice President, Supply Chain
Abraham Shabot	49	Vice President, Director General, Innophos Latin America
Mark Thurston	51	Vice President, Corporate Strategy and Worldwide Business Development

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

Neil Salmon is Vice President and Chief Financial Officer of Innophos. Mr. Salmon joined Innophos in October 2009. Prior to joining Innophos, Mr. Salmon was the Chief Financial Officer of the Adhesives Business Group of Imperial Chemical Industries PLC. The Adhesives Business Group was the largest specialty chemical division representing around 25% of ICI in 2007 with a major presence in North America, Europe, Asia Pacific and Latin America. From 2004 to 2006, Mr. Salmon was the Chief Financial Officer, Asia Pacific for National Starch and Chemical Company, an ICI subsidiary, and from 2001 to 2003, he was the Commercial Finance Director of ICI’s U.S. Specialty Polymers and Adhesives Group in Bridgewater, New Jersey. From 1991 to 2001, Mr. Salmon held various management positions within the ICI Group. Mr. Salmon holds an M.A. in Politics, Philosophy and Economics from Oxford University (1991).

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

Louis Calvarin is Vice President, Operations of Innophos. Dr. Calvarin joined Rhodia in France in 1986. He has been Director of Manufacturing and Engineering for Specialty Phosphates since January 2004. Prior to that, Dr. Calvarin held the positions of Director of Manufacturing for Specialty Phosphates (U.S.), Mineral Chemicals Industrial Operations Manager for Home, Personal Care and Industrial Ingredients, and Projects Director for Paint, Paper and Construction Materials. Dr. Calvarin earned a Ph.D. degree in Chemical Engineering from the Ecole Nationale Superieure des Mines in France and graduated from Ecole Polytechnique in France.

Mark Feuerbach is Vice President, Investor Relations, Treasury, Financial Planning & Analysis and had previously served as Chief Financial Officer of Innophos from August 2004 through April 2005 and again from June through September 2009. Mr. Feuerbach joined Rhodia in 1989 and was Global Finance Director of Specialty Phosphates from 2000 to 2004, including a two-year assignment in the U.K. immediately following the purchase of the phosphates business of Albright & Wilson. Prior to this assignment, Mr. Feuerbach was the Finance Director of Rhodia’s North American phosphates business from 1997 to 2000 and he previously held various finance positions in a number of Rhodia’s businesses. Prior to joining Rhodia, Mr. Feuerbach held various accounting and finance positions in both manufacturing and service companies. Mr. Feuerbach earned a B.A. in Business Administration/Accounting from Rutgers College and an M.B.A. in Finance/Information Systems from Rutgers Graduate School of Management.

Joseph Golowski is Vice President of the Specialty Phosphates Business of Innophos, appointed to that position in April 2010. Joining Rhodia in 1989 in Market Development, Mr. Golowski has since then held progressive roles in Business Development, Sales, Marketing and Management. From 1997 through 2000, Mr. Golowski served as a Global Market Director for Rhodia Rare Earths based in Paris, France. Returning to the U.S., he became the North American Asset Manager for Phosphoric Acid and subsequently the Director of Sales for the Specialty Phosphate Business. This path brought him to be appointed Vice President of Sales in 2006 and to his current role as Vice President for the Specialty Phosphate Business. Mr. Golowski earned a B.S. in Ceramic Engineering from Rutgers University, College of Engineering.

Wilma Harris is Vice President, Human Resources of Innophos. Ms. Harris joined Rhodia in 1986 as Human Resource Manager for the Agricultural Products business located in Research Triangle Park, NC. Since that time she has held various positions in corporate, shared services and business human resources and information technology. From January 2003 until August 2005, she was the Human Resources Director for the Specialty Phosphates and Performance Phosphates and Derivatives businesses. Prior to joining Rhodia, Ms. Harris worked for Union Carbide Corporation in several labor relations and research and development positions. She holds a B.S. degree from West Virginia State University, a M.P.A. degree from Marshall University and Masters Degrees in Theological Studies and Divinity from New Brunswick Theological Seminary.

Russell Kemp is Vice President, Research & Development and Chief Risk Officer of Innophos. Mr. Kemp joined Rhodia in 1989, first holding several manufacturing management jobs and – from 1998 through 2007 – fulfilling a business management role. Previously, he worked as a process and production engineer at Monsanto. Mr. Kemp earned a B.S. in Chemical Engineering from the Colorado School of Mines and an MBA from Southern Illinois University – Edwardsville.

Michael Lovrich is Vice President, Supply Chain of Innophos. Mr. Lovrich joined Innophos in August, 2007 from Coach, Inc., where he served as Vice President, Supply Chain from 2004 through 2007 for that specialty leather and women’s accessories manufacturer. Prior to his tenure with Coach, Mr. Lovrich was with Engelhard Corporation where he held various positions in Supply Chain Operations and Information Technology, leading several supply chain transformation initiatives at the business unit and corporate level. Prior to Engelhard, Mr. Lovrich held positions with Fisher Scientific, Thompson Medical and Becton-Dickinson. Mr. Lovrich earned his B.A. in History from William Paterson College and his M.B.A. from New York University Stern School of Business. Mr. Lovrich also holds professional certifications in supply chain management and project management.

Abraham Shabot is Vice President and Director General for Innophos Latin America. Mr. Shabot joined Innophos in July 2009. Prior to joining Innophos, he served as Managing Director of Kaltex Fibers, a leading acrylic fiber producer in the Americas, from 2007 to 2009. Before that, he held various positions in Sales and Business Development for Comex, a large Mexican building supplies manufacturer and distributor. In addition, he was Latin American Director for Polyone Corporation, a large publicly held manufacturer and distributor of plastic resin and rubber compounds. He earned a degree in Chemical Engineering from Iberoamericana University in Mexico City.

Mark Thurston is Vice President, Corporate Strategy and Worldwide Business Development of Innophos. Mr. Thurston joined Rhodia in 1985 working in Fine Organics and has been Vice President of Strategy and Worldwide Business Development since 2009. Previously, he was Vice President of Specialty Chemicals from 2004 to 2008 and Vice President and General Manager of Food Ingredients North America from 2002 to 2004. Prior to that, he worked in various sales and marketing capacities for Rhodia. Mr. Thurston previously worked at RTZ Corp. as an assistant planning and marketing manager and an assistant production manager. Mr. Thurston earned a B.S. in Chemical Engineering from the University of Aston in Birmingham, England.

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

Investing in our company involves a significant degree of risk of varying origins, including from our operations and financial matters. If any of the following risks or uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Business Operations

Raw Materials Availability and Pricing

Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, MGA, PPA and energy (principally natural gas and electricity). Our raw materials are purchased under supply contracts that vary from long term multi-year supply arrangements to annual agreements. Pricing within contracts is typically set according to predetermined formulae dependent on price indices or market prices with pricing for some shorter term contracts set by negotiation with reference to market conditions. The prices we pay under these contracts will generally lag the underlying market prices of the raw material. Approximately 25% of our supply for 2011 is bought under fixed annual pricing arrangements with the remaining quantities adjusted to quarterly pricing with approximately a three month lag to market prices.

Various market conditions can affect the price and supply of our raw materials. The primary demand for both phosphate rock and sulfur, globally, is for fertilizer production. The costs of these materials are heavily influenced by demand conditions in the fertilizer market and freight costs, which traditionally have been volatile. Prices for both materials escalated rapidly during 2007 and 2008, declined during 2009 and began to increase again during 2010. Increased raw material pricing may adversely affect our margins if we are not able to offset costs with sales price increases as we explain under “Price Competition” below.

Following completion of a two year initiative to qualify alternative sources of phosphate rock for our Coatzacoalcos, Mexico site, we have now successfully processed industrial scale quantities of phosphate rock from five suppliers and, for 2011, we expect the majority of our requirements to be met from three of these suppliers. Previously the Coatzacoalcos facility was supplied exclusively by OCP, S.A., a state-owned mining company in Morocco under a 1992 supply agreement that expired in September 2010. Although the Coatzacoalcos facility has made significant advances in its ability to handle alternative grades of rock without adversely affecting the operating efficiency; further investment will be required to realize the full benefits of improved process flexibility. Accordingly, it remains possible that process efficiency issues will arise as the plant processes new sources of rock over longer time periods, necessitating further investment or a change in rock suppliers to better suit plant processing capability. We cannot be sure that those kinds of efficiency issues will not arise, or if they do, that our existing or other suppliers would be able to supply sufficient additional quantities or grades to meet our full requirements, factors that could significantly affect our phosphate rock availability and may weaken our ability to maintain our existing levels of operations. Although the diversification of our supply base has reduced our dependence on any one supplier, tight demand conditions overall in the fertilizer market would mean that our purchases could be constrained were any of our major suppliers to experience a significant disruption in their ability to supply, for example as a result of capacity constraints, political unrest, or adverse weather conditions in the areas where that supplier operates. We also cannot be sure the annual or other periodic contracts we have in-place will be renewed on similar terms to those currently enjoyed.

Natural gas prices have experienced significant volatility in the past several years. Wide fluctuations in natural gas prices may result from relatively minor changes in supply and demand, market uncertainty, and other factors, both domestic and foreign, that are beyond our control. In addition, natural gas is often a substitute for petroleum-based energy supplies and natural gas prices are positively correlated with petroleum prices. Future increases in the price of petroleum (resulting from increased demand, political instability or other factors) may result in significant additional increases in the price of natural gas. We typically purchase natural gas at spot market prices for use at our facilities which exposes us to that price volatility, except in those instances where, from time to time, we enter into longer term, fixed-price natural gas contracts.

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

Price Competition

We face significant competition in each of our markets. In some markets, our products are subject to price competition due to factors such as competition from low-cost producers, import competition, excess industry capacity and consolidation among our customers and competitors. In addition, in the specialty chemicals industry, price competition is also based upon a number of other considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. New products or technologies developed by competitors may also have an adverse impact on our price position. Future expansions could also have a negative impact on our price position.

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

Innophos has experienced more intense pricing pressures in markets, and for applications, where competing producers, particularly those located in China and North Africa, have similar product offerings, established supply relationships, and potential cost advantages. Historically, this has occurred most frequently in markets such as South America where Innophos does not have local production capability and for less specialized products such as detergent grade STPP. Chinese phosphate producers generally utilize the “thermal” method, a process more heavily dependent on energy that may be cost advantaged compared to “wet” method producers (such as Innophos) during periods of low energy prices. Both North African and some Chinese producers are integrated back to phosphate rock, which also may provide cost advantages to them depending on the markets in which they choose to compete. If the relative competitiveness of Chinese and North African producers increases significantly, or they are successful in extending their product lines to more specialized product applications, pricing pressure on Innophos could increase significantly.

Environmental, Product Regulations and Sustainability Initiative Concerns

Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and some of our products are ingredients in foods, nutritional supplements or pharmaceutical excipients that are used in finished products consumed or used by humans or animals. As a result, we are subject to extensive and frequently changing environmental and other regulatory requirements and periodic inspection by federal, state, and local authorities, including the U.S. Environmental Protection Agency, or EPA, the FDA, and the USDA, as well as other regulatory authorities and those with jurisdiction over our foreign operations and product markets. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to renewal or modification. Violations of environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of operating permits, third-party claims for property damage or personal injury, or other costs.

Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states within the U.S. and the Canadian provinces have moved or are moving to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents. The trade association that includes major manufacturers of consumer automatic dishwashing detergents has actively supported these efforts in the U.S. and Canada, with non-phosphate legislation becoming effective in July 2010. This trend and related changes in consumer preferences has already reduced our requirements for auto dish markets and we have responded with a shift in our capabilities to serve other food and industrial applications. We cannot predict the impact and the corresponding responses made by our competitors. Furthermore, although already banned in consumer laundry detergents in many U.S. States, phosphates are still permitted for those applications in many Latin American regions and other parts of the world. We cannot be sure that such a ban for use in consumer laundry detergents may not be implemented in some or all of these markets in the future, or that the same effect may not result from manufacturers reformulating to reduce phosphate levels. Additional laws, regulations or distribution policies focused on reduced use of other phosphate-based products could occur in the future. For example, a global retailer, as part of a corporate sustainability initiative, issued a statement indicating its intent to reduce phosphates in laundry and dish detergents by 70% in its Latin American and Canadian stores. Also, some jurisdictions have threatened to further regulate or ban the use of polyphosphoric acid and orthophosphoric acid in asphalt road construction. During 2008, such restrictions were implemented in New York State, but reversed in Nebraska and in 2009 restrictions were reversed in Wyoming and relaxed in Colorado. In 2009, Colorado allowed the use of polyphosphoric acid in asphalt road construction on an exception basis. Such a ban, if instituted in multiple jurisdictions or throughout the U.S. and Canada, could have a significant impact on our business. Changes in composition or permitted-use regulations in domestic or export countries may affect the regulatory status of our finished products and our ability to sell these products into some markets. Such changes may in turn require reformulation or alternative raw material sourcing, potentially incurring additional cost. If these measures are not successful, the available markets for our products may be limited.

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

International Operations

We have significant production operations in Mexico and Canada, and we continually evaluate business opportunities that may expand our operations to other areas beyond the Americas. We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, the most notable being currency fluctuations and devaluations, economic and business conditions that differ from U.S. cycles, divergent social and political conditions that may become unsettled or even disruptive, and communication and translation delays and errors due to cultural and language barriers. Among those additional risks potentially affecting our Mexican operations are changes in local economic conditions, currency devaluations, potential disruption from socio-political violence in that country, and difficulty in contract enforcement due to differences in the Mexican legal and regulatory regimes compared to those of the U.S. Risks to our Canadian operations, though generally less than for Mexico, nevertheless include a differing federal and provincial regulatory environment from that in the U.S. and currency fluctuations and devaluations. In the event we establish operations in new regions, our exposures to risks from the noted causes and from other as yet unknown causes may increase.

Our overall success as a multinational business depends, in part, upon our ability to succeed in differing economic, social and political conditions. Among other things, we are faced with potential difficulties in building and starting up local facilities, staffing and managing local workforces, and designing and effecting solutions to manage commercial risks posed by local customers and distributors. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business. These risks are not limited to only those countries where we actually operate facilities, but may extend to areas and regions that supply and service our facilities or are supplied and serviced by them.

As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act, or FCPA, which generally prohibit U.S. companies, their subsidiaries and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We sell many of our products in developing countries through sales agents and distributors whose personnel are not subject to our disciplinary procedures. While we and our subsidiaries are committed to conducting business in a legal and ethical manner wherever we operate, and we communicate and seek to monitor compliance with our policies by all who do business with us, we cannot be sure that all our third party distributors or agents remain in full compliance with the FCPA or comparable local regulation at all times.

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

Contingency Planning

We operate a number of manufacturing facilities in the US, Canada and Mexico, and we coordinate company activities, including our sales, customer service, information technology systems and administrative services and the like, through headquarters operated in those countries. In 2009, we began an enterprise resource planning, or ERP, system and business process redesign project to upgrade our information technology systems including updated contingency plans with an estimated full scale start-up in mid 2011. We cannot be sure that our plans, intentions or expectations of the business process redesign and information technology systems upgrade will be achieved on the schedules we anticipate or fully in accord with our expectations, as a result of which we may experience business disruptions from implementing our planned upgrade.

Our sites and those of others who provide services to them are subject to varying risks of disaster and follow on consequences, both manmade and natural, that could degrade or render inoperable one or more of our facilities for an extended period of time. Such disaster related risks and effects are not predictable with certainty and, although they can be mitigated, they cannot be avoided. We seek to mitigate our exposures to physical disaster events in a number of ways. For example, where feasible, we design and engineer the configuration of our plants to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties, including extended business interruption, and we continually evaluate our risks and develop contingency plans for dealing with them and policies for avoiding them in the future. For example, after suffering extensive flood damage to our products (substantially all of which was covered by insurance) at a third party Nashville, TN warehouse in May 2010, we have relocated our area warehousing to other facilities on safer ground. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those we have concluded most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.

Certain Financial Risks

Contingencies Affecting Dividends

Following our 2006 public offering, our Board of Directors initiated a policy of paying regular quarterly cash dividends on our Common Stock, subject to the availability of funds, legal and contractual restrictions and prudent needs of our business. We have maintained that policy and paid dividends continuously since that time. However, we are a holding company that does not conduct any business operations of our own. As a result, we are normally dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock. The amounts available to us to pay cash dividends are restricted by covenants in our debt agreements and by provisions of Delaware law. As allowed by existing debt instruments, we may incur additional indebtedness that may restrict to an even greater degree, or prohibit, the payment of dividends on stock. We cannot be sure the level of our operations or agreements governing our current or future indebtedness will permit us to adhere to our current dividend policy, or pay any dividends at all, or that continued payment of dividends will remain prudent for our business in the future judgment of our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Cranbury, New Jersey, with manufacturing facilities strategically located throughout the United States, Canada, and Mexico. We operate seven facilities which manufacture our four main product lines: Specialty Ingredients, Food and Technical Grade PPA, STPP & Detergent Grade PPA, and GTSP & Other Products. Our largest manufacturing facility is located in Coatzacoalcos, Mexico. We operate four medium-size plants in Chicago Heights, Illinois, Nashville, Tennessee, Port Maitland, Canada (Ontario), and Geismar, Louisiana, which collectively produce our major products. We produce additional specialty salts in two plants located in Chicago, Illinois (Waterway), and Mission Hills, Mexico. All the facilities listed above are owned with the exception of Mission Hills, Mexico, where the land is leased long-term. We also lease facilities at Cranbury, New Jersey, Mexico City, Mexico, and Mississauga, Canada (Ontario) which house our executive, commercial, administrative, product engineering and research and development employees, with the Cranbury, New Jersey facility serving as our world headquarters. We also own a distribution facility in Chicago which we use to service our customer base. We do not own and are not responsible for any closed U.S. or Canadian elemental phosphorus or phosphate production sites, as these were not part of the assets or liabilities acquired when we commenced our independent business in 2004.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth in Note 16 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in “Item 8. Financial Statements and Supplementary Data”.

ITEM 4.	(REMOVED AND RESERVED)

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Market Data

Our Common Stock has been listed and traded since November 2006 on the Nasdaq Global Select Market under the symbol “IPHS.”

Stock price comparisons:

	2010			2009
Quarter	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First	$28.04	$17.79	$0.17	$19.81	$7.80	$0.17
Second	31.00	25.20	0.17	19.44	11.23	0.17
Third	33.10	24.22	0.17	21.10	16.10	0.17
Fourth	37.67	32.72	0.17	25.78	18.60	0.17

The Company paid the $0.17 per share dividend declared in the fourth quarter of 2010 in the first quarter of 2011.

The number of holders of record of our Common Stock at February 15, 2011 was 9,061.

Dividends

Consistent with the determination of our Board of Directors made in December 2006, we continued to declare and pay quarterly dividends of $0.17 per share of Common Stock in 2010. Subject to action by the Board of Directors on a quarterly basis, management’s present policy is to recommend dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, costs associated with being a public company, taxes and other costs. If our financial needs change, management’s recommendations concerning dividends may also change.

We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our Board of Directors may decide, in its discretion at any time, to decrease or increase the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends.

In addition to prudent business considerations, our ability to pay dividends is restricted by the laws of Delaware, our state of incorporation, and may be restricted by agreements governing debt.

Since we are a holding company, substantially all assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends on our Common Stock is limited by restrictions in our indebtedness affecting the ability to pay dividends. See Note 9 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

Equity Compensation Plans

The following information is provided for our most recently completed fiscal year for certain plans providing compensation in the form of equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) **	(c)
Equity compensation plans approved by security holders	1,470,980	$15.75	1,972,046	*
Equity compensation plans not approved by security holders	—	$—	—

Total	1,470,980	$15.75	1,972,046

*	Includes in the total 129,367 shares of Common Stock available for future grant and issuance under our 2006 Long Term Equity Incentive Plan. The remaining shares shown in column (c) are attributable to our 2009 Long Term Incentive Plan.

**	In column (b), the weighted average exercise price is only applicable to stock options and restricted stock.

Issuer Purchases of Equity Securities

The Company has not repurchased Common Stock since its initial public offering in November 2006.

ITEM 6.	SELECTED FINANCIAL DATA

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

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of operations data:
Net sales	$714,231	$666,759	$934,758	$578,982	$541,797
Cost of goods sold	556,826	470,780	570,176	474,785	449,516

Gross profit	157,405	195,979	364,582	104,197	92,281

Operating expenses:
Selling, general and administrative	59,564	67,151	63,417	54,441	59,598
Research and development	2,405	1,938	2,310	2,047	1,734

Total operating expenses	61,969	69,089	65,727	56,488	61,332

Operating income	95,436	126,890	298,855	47,709	30,949
Interest expense, net	28,289	23,313	34,193	41,559	58,242
Foreign exchange (gains) losses, net	659	(769)	2,663	40	(162)
Other income, net	—	—	(386)	(299)	(228)

Income (loss) before income taxes	66,488	104,346	262,385	6,409	(26,903)
Provision for income taxes	21,333	41,202	55,202	11,896	5,914

Net income (loss)	$45,155	$63,144	$207,183	$(5,487)	$(32,817)

Allocation of net income (loss) to common shareholders (a):
Class A	*	*	*	*	$(26,546)
Class L	*	*	*	*	$1,605
Common	$45,141	$63,141	$207,150	$(5,487)	$(7,876)
Per share data:
Income (loss) per share:
Basic
Class A	*	*	*	*	$(2.77)
Class L	*	*	*	*	$0.60
Common	$2.11	$2.97	$9.89	$(0.27)	$(0.39)
Diluted
Class A	*	*	*	*	$(2.77)
Class L	*	*	*	*	$0.60
Common	$2.02	$2.87	$9.54	$(0.27)	$(0.39)
Weighted average shares outstanding:
Basic
Class A	*	*	*	*	9,595,061
Class L	*	*	*	*	2,677,648
Common	21,421,226	21,258,536	20,956,566	20,676,859	20,270,463
Diluted
Class A	*	*	*	*	9,595,061
Class L	*	*	*	*	2,677,648
Common	22,359,447	21,968,904	21,718,537	20,676,859	20,270,463

*	Not applicable

(a)	As a result of the Company’s Class A common stock and Class L common stock being converted into a single class of common stock, the 2006 earnings per share is calculated by allocating the net income on a pro-rata basis to the weighted average number of shares of each class outstanding during the reporting period.

	(Dollars in thousands)
	Year Ended December 31,
	2010	2009	2008	2007	2006
Other data:
Cash flows provided from (used in):
Operating activities	$75,958	$174,100	$142,794	$43,441	$40,937
Investing activities	(31,192)	(19,609)	(18,536)	(30,476)	(15,577)
Financing activities	(113,511)	(147,368)	(14,591)	(29,064)	(55,003)
Capital expenditures	31,192	19,609	18,536	28,356	15,577
Ratio of earnings to fixed charges (1)	3.2x	4.6x	8.0x	1.1x	*

*	Due to the loss for 2006 the coverage ratio was less than 1:1. Innophos would have had to generate additional earnings of $26,903 for 2006 to achieve a ratio of 1:1.

	(Dollars in thousands)
	Year Ended December 31,
	2010	2009	2008	2007	2006
Balance sheet data:
Cash and cash equivalents	$63,706	$132,451	$125,328	$15,661	$31,760
Accounts receivable	74,691	56,345	79,541	60,079	56,316
Inventories	123,182	113,636	145,310	78,728	70,569
Property, plant & equipment, net	191,625	204,527	230,422	260,563	277,222
Total assets	626,890	662,468	728,204	542,699	565,320
Total debt	149,000	246,000	382,500	384,500	399,800
Total stockholders’ equity	$330,716	$295,378	$242,760	$44,704	$60,712

(1)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Below is a summary chart of the corporate structure of our subsidiaries at December 31, 2010.

2010 Overview

Our financial performance in 2010 was highlighted by:

•	Net sales of $714.2 million compared to $666.8 million for 2009, a $47.4 million improvement mostly attributable to higher volume;

•

Operating income of $95.4 million compared to $126.9 million for 2009, where 2010 includes a net $21.0 million charge for expected Mexican Comision National del Agua, or CNA, Fresh Water Claims ($41.2 million gross, less a $20.2 million Rhodia indemnity receivable);

•

Net interest expense increased $5.0 million due to call premiums and accelerated deferred financing costs of $11.4 million primarily related to the redemption of $190 million Senior Subordinated Notes which was partially offset by lower interest expense for lower outstanding debt levels and the benefits of lower interest rates in the fourth quarter 2010 from a new credit facility;

•

Net income of $45.2 million or $2.02 per share (diluted) which included charges of $12.5 million for expected future claims regarding Mexican water duties and $7.1 million for call premiums and accelerated deferred financing charges related to a mid-year refinancing;

•	A net decrease in cash of $68.7 million was principally due to repayment of debt;

•

A 7.8% increase in net working capital (current assets excluding cash minus current liabilities excluding current portion of long-term debt) to $151.4 million at December 31, 2010 to support higher sales levels and reflecting delays in receiving prepaid tax refunds due to our Mexican subsidiary;

•

Capital expenditures of $31.2 million compared to $19.6 million in 2009, with higher spending due to the Company’s enterprise resource planning (ERP) system and business redesign project and manufacturing investments consisting of:

•	Port Maitland’s potassium phosphates capability

•	Nashville’s calcium phosphates capacity expansion

•	Coatzacoalcos’ upgrade of purified phosphoric acid, or PPA to food grade capability and enhanced capability to process multiple grades of phosphate rock;

•	Dividends of $.68 per share paid on the Common Stock.

Refer to the Company’s results of operations and liquidity for the year ended December 31, 2010 for further details.

Recent Trends and Outlook

Net sales for 2010 increased 7% over 2009 on 21% volume growth. Starting in the first quarter 2010, selling prices improved moderately for Specialty Phosphates and significantly for GTSP & Other, but in total were still lower on average compared to 2009. Specialty Phosphates sales of $641 million in 2010 increased 1% versus last year with volumes up 18% and prices down 17% against the 2009 average. The price decline was primarily in comparison to high first half 2009 pricing levels with a reducing impact through the year contributing to improving revenue growth. GTSP & Other sales at $74 million for 2010 were more than double those achieved in 2009, with volumes up 69% and prices up 48%. In addition to strong domestic demand, continued success in developing new markets resulted in a significant increase in export volumes with full year export revenue representing 18% of total Specialty Phosphates revenue, up from 12% in 2009.

In the fourth quarter 2010, Specialty Phosphates year over year volume growth continued resulting in 11% revenue growth. Ongoing volume strength is expected to continue, and, combined with price increases, is expected to result in year over year Specialty Phosphates net sales growth rates for 2011 similar to, or better than, those achieved in the fourth quarter 2010. Specialty Phosphates operating income margin for 2011 is expected to be similar to the full year 2010 average, except during the first quarter 2011, when margins are expected to be somewhat above this level for the reasons outlined below.

GTSP volume is expected to be strong for 2011, with pricing early in the first quarter 2011 trending higher than the fourth quarter level. As in prior years, volumes may vary from quarter to quarter in a wide range depending on shipment timing, with the first quarter typically a seasonally weaker quarter. On average, however, at current pricing levels, GTSP & Other is expected to deliver approximately $25 million revenue per quarter in 2011 at an operating income margin of approximately 15%, except during the first quarter 2011, when margins are expected to be somewhat above this level for the reasons outlined below.

With continued strong demand for phosphate fertilizers, the key Innophos raw materials, phosphate rock and sulfur, have risen steadily in 2010 and further increases in market prices are indicated for the first quarter 2011. At current first quarter 2011 market prices, management’s expectation is for year over year raw material cost increases at the upper end of an expected $10 to $15 million range per quarter. Of this, $3 million was realized in the fourth quarter 2010; a similar increase is expected for the first quarter 2011, and the remaining increase is expected to take effect in the second quarter 2011.

With the business expecting to successfully increase selling prices in line with market changes in raw material costs, but the lagged nature of purchase contracts delaying the catch up of costs of goods sold to market levels, operating income margins are expected to be 1 to 2 percentage points higher in first quarter 2011 than normalized levels, in spite of the impact of a scheduled maintenance turnaround at the Coatzacoalcos site during the first quarter.

Trends in raw material prices are difficult to predict into the second half of 2011; however, further increases are possible and we would expect to be able to increase selling prices further, if required, to cover higher purchase costs.

The Company has successfully reached agreement with three preferred phosphate rock suppliers on major terms for 2011 supply to the Coatzacoalcos facility. In addition to these primary sources, Innophos has options for other spot suppliers and will continue to qualify and develop additional new sources for potential future supply.

Capital expenditures for 2010 were $31 million and expectations are for approximately $40 million of spending in 2011. Investment continues on enhancing Mexico’s capability to process multiple grades of rock consistent with the Company’s supply chain diversification strategy. In support of the continued success of several growth initiatives, including working with food and beverage customers on opportunities to reduce the sodium content in consumer products, Innophos is investing in several debottlenecking investments designed to strengthen the Company’s capability and increase available capacity for the potassium and calcium phosphate product ranges in 2011. In addition, limited investment continues in order to evaluate Innophos’ Mexican phosphate rock concessions. The Company is also continuing to invest in its ERP project, with management anticipating an implementation mid 2011. Depreciation and amortization is expected to decline by $5 million for full year 2011 versus 2010, net of increases for the noted capital expenditures.

Net debt (total debt less cash) improved by $30 million during the quarter to $85 million at the end of the 2010 fourth quarter and strong cash flow generation is expected to continue in 2011. The Company’s available financial resources are expected to allow management to continue with its growth objectives including potential “bolt-on” acquisitions.

Results of Operations

The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Year Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Net sales	$714.2	100.0	$666.8	100.0	$934.8	100.0
Cost of goods sold	556.8	78.0	470.8	70.6	570.2	61.0

Gross profit	157.4	22.0	196.0	29.4	364.6	39.0
Operating expenses:
Selling, general and administrative	59.6	8.3	67.2	10.1	63.4	6.8
Research & development	2.4	0.3	1.9	0.3	2.3	0.2

Income from operations	95.4	13.4	126.9	19.0	298.9	32.0
Interest expense, net	28.3	4.0	23.3	3.5	34.2	3.7
Foreign exchange losses (gains), net	0.6	0.1	(0.8)	(0.1)	2.7	0.3
Other income	—	—	—	—	(0.4)	(0.0)
Provision for income taxes	21.3	3.0	41.3	6.2	55.2	5.9

Net income	$45.2	6.3	$63.1	9.5	$207.2	22.2

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2010 were $714.2 million, an increase of $47.4 million, or 7.1%, as compared to $666.8 million for the same period in 2009. Selling price decreases had a negative impact on revenue of 13.6% or $90.4 million. GTSP prices increased for the comparable period in line with market prices but were offset by price declines across all other product lines primarily in comparison to higher pricing levels at the beginning of the prior year. Volume effects upon revenue were positive 20.7% or $137.8 million with all major product lines contributing.

The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the year ended December 31, 2010 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(16.7%)	15.6%	(1.1%)
Specialty Phosphates Mexico	(17.5%)	27.6%	10.1%

Total Specialty Phosphates	(16.8%)	18.0%	1.2%
GTSP & Other	47.5%	69.0%	116.5%

Total	(13.6%)	20.7%	7.1%

The following table illustrates for the year ended December 31, 2010 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(14.3)%	16.0%	1.7%
Food & Technical Grade PPA	(24.1)%	25.9%	1.8%
STPP & Detergent Grade PPA	(21.3)%	19.3%	(2.0)%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2010 was $157.4 million, a decrease of $38.6 million, or 19.7%, as compared to $196.0 million for the same period in 2009. Gross profit percentage decreased to 22.0% for the year ended December 31, 2010 versus 29.4% for the same period in 2009. The change in gross profit was negatively affected by a $21.0 million charge for the Mexican CNA Fresh Water Claims, net of the $20.2 million Rhodia indemnity receivable, lower selling prices which had an unfavorable effect of $90.4 million, $3.0 million unfavorable exchange rate impact mostly from Mexican peso based costs, $7.6 million higher cash fixed costs mainly due to the higher operating rates at our Mexico facilities, and $1.1 million expense for the planned maintenance outage at our Geismar, LA manufacturing facility. Favorable impacts to gross profit were sales volume, lower raw material costs, lower depreciation expense, and favorable inventory related variances which resulted in a net favorable effect of $77.5 million. Included in the 2009 results was a charge of approximately $7.0 million as a result of the settlement of the arbitration arising from a phosphate rock supplier dispute.

Operating Expenses and Research and Development

Operating expenses in 2010 consisted primarily of selling, general and administrative and research and development expenses. Operating expenses for the year ended December 31, 2010 were $62.0 million, a decrease of $7.1 million, or 10.3%, as compared to $69.1 million for 2009. The year over year improvement in operating expenses was due to $5.2 million lower ERP project expenses as a result of completing the design phase and capitalizing the build phase and $5.0 million lower legal expenses related to arbitration of a phosphate supply dispute in the prior year partially offset by $1.7 million increased non-cash stock compensation expense and $1.4 million increase in all other costs.

Operating Income

Operating income for the year ended December 31, 2010 was $95.4 million, a decrease of $31.5 million, or 24.8%, as compared to $126.9 million for the same period in 2009. Operating income percentages decreased to 13.4% for 2010 from 19.0% for 2009.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2010 was $28.3 million, an increase of $5.0 million, or 21.5% as compared to $23.3 million for the same period in 2009. This increase is primarily due to $5.6 million call premiums and increased accelerated deferred financing costs of $5.8 million related to the redemption of our $190 million Senior Subordinated Notes. This increase was partially offset by lower interest expense from paying off the remaining balance of a term loan from a prior credit facility in the second quarter of 2009, the redemption of the remaining balance of the Company’s 9.5% Senior Unsecured Notes in the second quarter of 2010 and lower interest due to the new capital structure in the fourth quarter of 2010. There was a gain of $3.5 million recorded in the second quarter of 2009 on the retirement of $10.0 million of the 9.5% Senior Unsecured Notes.

Foreign Exchange

Foreign exchange loss for the year ended December 31, 2010 was $0.6 million as compared to a gain of $0.8 million for 2009. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes

The decrease in the effective tax rate from 39.5% in 2009 to 32.1% in 2010 is primarily the result of the net tax effect of CNA Fresh Water Claims reducing our tax rate by 4.9%, an increase in the domestic manufacturing deduction reducing the rate by 1.4% and an additional tax liability in 2009 under the Mexican alternative minimum tax (“IETU”) rules increasing the tax rate in 2009 by 0.9% as compared to 2010.

Net Income

Net income for the year ended December 31, 2010 was $45.2 million, a decrease of $17.9 million as compared to $63.1 million for the same period in 2009, due to the factors described above.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Net Sales

Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2009 were $666.8 million, a decrease of $268.0 million, or 28.7%, as compared to $934.8 million for the same period in 2008. Selling price decreases had a negative impact on revenue of 0.9% or $8.4 million. Lower prices for GTSP fertilizer co-product sales, and to a lesser extent STPP & Detergent Grade PPA were mostly offset by increased prices in Specialty Ingredients. Volume and mix effects upon revenue had a negative effect of 27.8% or $259.6 million which occurred across all product lines and reporting segments, but most significantly in STPP & Detergent Grade PPA in Mexico, where Innophos’ then largest customer reduced volumes due to a permanent shutdown of their largest STPP plant in the first quarter of 2009.

The following table illustrates for the year ended December 31, 2009 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	20.8%	(25.4%)	(4.6%)
Specialty Phosphates Mexico	(12.2%)	(42.6%)	(54.8%)

Total Specialty Phosphates	9.0%	(31.5%)	(22.5%)
GTSP & Other	(69.1%)	(2.2%)	(71.3%)

Total	(0.9%)	(27.8%)	(28.7%)

The following table illustrates for the year ended December 31, 2009 the percentage changes for net sales by specialty phosphate product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	19.3%	(20.7)%	(1.4)%
Food & Technical Grade PPA	1.1%	(29.7)%	(28.6)%
STPP & Detergent Grade PPA	(6.9)%	(55.2)%	(62.1)%

Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2009 was $196.0 million, a decrease of $168.6 million, or 46.2%, as compared to $364.6 million for the same period in 2008. Gross profit percentage decreased to 29.4% for the year ended December 31, 2009 versus 39.0% for the same period in 2008. The change in gross profit was due to lower selling prices, which had a negative impact of $8.4 million, unfavorable sales volume and mix impact upon revenue and higher raw material costs which had a combined unfavorable impact of $158.1 million. As a result of reduced operating rates and higher raw material costs for 2009, the company incurred $12.2 million of reduced fixed cost absorptions and unfavorable inventory related variances. In addition, the company took a charge of approximately $7.0 million as a result of the settlement of the arbitration arising from a phosphate rock supplier dispute and also took a charge of $1.6 million for Mexican workforce reduction costs. These unfavorable effects were partially offset by $8.9 million lower cash fixed costs and $7.2 million favorable exchange rate impacts, both primarily in Mexico. Included in 2008 results were $1.3 million expense for a scheduled Geismar, LA plant maintenance outage, and $1.3 million asset impairment charge for two obsolete production units.

Operating Expenses and Research and Development

Operating expenses in 2009 consisted primarily of selling, general and administrative and research and development expenses. Operating expenses for the year ended December 31, 2009 were $69.1 million, an increase of $3.4 million, or 5.2%, as compared to $65.7 million for 2008. The change in operating expenses was due to an increase of $6.4 million for our ERP project, and $5.0 million increased legal expenses related to arbitration of the phosphate rock supplier dispute, partially offset by $2.1 million lower legal and other fees which were incurred in 2008 to comply with the DOJ STPP document request subpoena, $2.5 million lower professional fees used to support growth and other corporate initiatives, net $1.7 million lower post-restructured expenses in Mexico, $1.6 million favorable exchange rate impact from our Mexican peso based costs, and $0.1 million decrease in all other costs.

Operating Income

Operating income for the year ended December 31, 2009 was $126.9 million, a decrease of $172.0 million, or 57.5%, as compared to $298.9 million for the same period in 2008. Operating income percentages decreased to 19.0% for 2009 from 32.0% for 2008.

Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2009 was $23.3 million, a decrease of $10.9 million, or 31.9% as compared to $34.2 million for the same period in 2008. This decrease is primarily due to a gain of $3.5 million on the retirement of $10.0 million of the 9.5% Senior Unsecured Notes due 2012, lower average interest rates and the lower average balance of our Term Loan resulting from the $126.5 million principal payments made in the first half of 2009 to pay off the balance of the Term Loan.

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

Segment Reporting

Beginning with the second quarter of 2010, the Company reported its core Specialty Phosphates business separately from GTSP and other non-Specialty Phosphate products. The previous reported segments of the United States, Mexico and Canada changed to Specialty Phosphates US & Canada, Specialty Phosphates Mexico and GTSP & Other. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment:

	2010	2009	2008
Segment Net Sales
Specialty Phosphates US & Canada	$495,473	$500,995	$525,012
Specialty Phosphates Mexico	145,078	131,731	291,267

Total Specialty Phosphates	640,551	632,726	816,279

GTSP & Other	73,680	34,033	118,479

Total	$714,231	$666,759	$934,758

Net Sales % Growth
Specialty Phosphates US & Canada	(1.1)%	(4.6)%
Specialty Phosphates Mexico	10.1%	(54.8)%

Total Specialty Phosphates	1.2%	(22.5)%

GTSP & Other	116.5%	(71.3)%

Total	7.1%	(28.7)%

Segment Operating Income
Specialty Phosphates US & Canada	$101,286	$126,080	$115,269
Specialty Phosphates Mexico	9,739	12,956	112,270

Total Specialty Phosphates	111,025	139,036	227,539

GTSP & Other (a)	(15,589)	(12,146)	71,316

Total	$95,436	$126,890	$298,855

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	20.4%	25.2%	22.0%
Specialty Phosphates Mexico	6.7%	9.8%	38.5%

Total Specialty Phosphates	17.3%	22.0%	27.9%

GTSP & Other (a)	(21.2)%	(35.7)%	60.2%

Total	13.4%	19.0%	32.0%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$28,367	$30,495	$32,513
Specialty Phosphates Mexico	15,721	16,531	15,752

Total Specialty Phosphates	$44,088	47,026	48,265

GTSP & Other	5,383	4,161	4,242

Total	$49,471	$51,187	$52,507

(a)	The year ended December 31, 2010, includes a net $21.0 million charge to earnings for expected CNA Fresh Water Claims.

Segment Net Sales:

Specialty Phosphates US & Canada net sales decreased 1.1% for the year ended December 31, 2010 when compared with the same period in 2009. Volumes increased 15.6% with success in food and beverage markets driving strong specialty salts sales and recovery of industrial markets benefiting PPA. Selling prices decreased 16.7% primarily in comparison to higher pricing levels at the beginning of the prior year. In 2009 net sales decreased 4.6% when compared with 2008. Selling prices increased sales 20.8% with increases across all product lines, most notably in Specialty Ingredients. Volumes decreased 25.4%, with decreases across all product lines.

Specialty Phosphates Mexico net sales increased 10.1% for the year ended December 31, 2010 when compared with the same period in 2009. Volumes increased 27.6% as Mexico was able to increase operating rates after securing competitive phosphate rock supply. Selling prices decreased 17.5% primarily in comparison to higher pricing levels at the beginning of the prior year. In 2009 net sales decreased 54.8% when compared with 2008. Selling prices decreased sales 12.2% with decreases across all product lines. Volumes decreased 42.6% which occurred across all product lines, most notably in Detergent Grade PPA, where Innophos’ largest customer reduced volumes due to a permanent shutdown of their largest plant in the first quarter of 2009. In addition, the terms of the Company’s former rock supply contract, having been favorable to market in 2008, became significantly unfavorable to market in 2009, rendering Specialty Phosphates Mexico uncompetitive in most market segments and leading to substantially reduced production rates in 2009.

GTSP & Other net sales increased 116.5% for the year ended December 31, 2010 when compared with the same period in 2009 on 69.0% higher volumes and 47.5% higher selling prices which improved in line with market. In 2009 net sales decreased 71.3% when compared with 2008, primarily on selling price declines of 69.1% due to lower prices for GTSP fertilizer co-product sales. Volumes were also unfavorable, partly offset by favorable mix to give a net volume/mix decline of 2.2%.

Segment Operating Income Percentage of Net Sales:

The 4.8% decrease in Specialty Phosphates US & Canada for the year ended December 31, 2010 compared with the same period in 2009 is mainly due to decreased selling prices partially offset by lower raw material costs and decreased manufacturing, depreciation and operating expenses. The 3.2% increase in the Specialty Phosphates US & Canada for the year ended December 31, 2009 compared with the same period in 2008 was mainly due to favorable selling prices which were offset by unfavorable volumes, higher raw material costs and higher manufacturing costs.

The 3.1% decrease in Specialty Phosphates Mexico for the year ended December 31, 2010 compared with the same period in 2009 is mainly due to decreased selling prices, higher manufacturing costs due to higher operating rates and higher logistics costs related to third quarter weather disruption partially offset by lower legal fees and lower raw material costs. Included in the 2009 results were $2.0 million Mexican workforce reorganization costs. The 28.7% decrease in Specialty Phosphates Mexico from 2008 to 2009 was due to unfavorable selling prices, unfavorable volumes, increased cost of goods sold as a result of disadvantaged raw material costs to market and legal fees and settlement charges related to a phosphate rock supplier dispute.

The 14.5% increase in GTSP & Other for the year ended December 31, 2010 compared with the same period in 2009 is primarily due to significantly higher selling prices and lower raw material costs partially offset by a $21.0 million charge for the Mexican CNA Fresh Water Claims, net of the Rhodia indemnity receivable of $20.2 million. The 95.9% decrease in GTSP & Other from 2008 to 2009 was mainly due to unfavorable selling prices.

Liquidity and Capital Resources

The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2010	2009	2008
Operating Activities	$76.0	$174.1	$142.8
Investing Activities	(31.2)	(19.6)	(18.5)
Financing Activities	(113.5)	(147.4)	(14.6)

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

Net cash provided by operating activities was $76.0 million for the year ended December 31, 2010 as compared to $174.1 million for 2009, a decrease of $98.1 million. The decrease in operating activities cash resulted primarily from unfavorable changes of $76.1 million in working capital and $17.9 million in net income as described earlier.

The change in working capital is a use of cash of $19.2 million in 2010 compared to a source in 2009 of $56.9 million, a decrease in cash of $76.1 million. The change in working capital is mainly due to increases in other current assets, accounts receivable and inventory to support higher sales levels and increased operating rates in Mexico. Other current assets include a $20.2 million receivable from Rhodia for indemnity of the pre-2002 CNA Fresh Water Claims and $15.9 million of tax refunds due to our Mexican subsidiary. This was partially offset by higher accounts payable and other current liabilities due to recording a $41.6 million liability for both the pre-2002 and expected post-2002 CNA Fresh Water Claims.

Total inventories increased $9.5 million from December 2009 levels. However, days of inventory on hand decreased five days. The following chart shows its historical performance:

	2010	2009	2008
Inventory Days on Hand	84	89	93

Net cash used for investing activities was $31.2 million for the year ended December 31, 2010, compared to $19.6 million for 2009, an increase in the use of cash of $11.6 million which was mainly due to higher capital spending for the Company’s ERP project and several manufacturing expansion projects.

In the second quarter of 2009 the Company launched an ERP project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. To date the Company has spent approximately $24.7 million on this project, of which approximately $17.0 million was capitalized as of December 31, 2010. Management anticipates implementation in mid 2011.

The Company is investing to grow its food, beverage and pharmaceutical phosphate business, especially geographically, and also to diversify its raw material supply long term. Projects are underway in the U.S. to debottleneck and increase production capabilities of various specialty salts such as the recently announced $4.5 million calcium leavening agents project at its Nashville, TN plant. The Company also has a smaller investment in its Port Maitland, Canada facility to manufacture potassium phosphates. Additionally, in conjunction with the investment in the Coatzacoalcos facility to more than double its existing food grade PPA capacity which was completed in the first quarter 2010, the site personnel have conducted successful production tests of several additional food grade specialty salts to enable a shift in focus from detergency to the multiple food market segments served by specialty salts and food grade PPA.

Innophos currently estimates that full exploration costs to a proven reserves standard for its Santo Domingo mining concession deposit could require expenditures of $10 to $15 million over a period, currently estimated at three to five years, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. 2010 expenditures on the exploration of the Baja California Sur concession deposits were approximately $1.0 million. It is estimated that 2011 overall concession-related expenditures will be approximately $1.0 million to $4.5 million, with efforts primarily focused on the Santo Domingo deposit. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.

Net cash used for financing activities for the year ended December 31, 2010, was a use of $113.5 million, compared to a use of $147.4 million in 2009, a decrease in the use of cash of $33.9 million. This was mainly due to funds received from the new 2010 bank Credit Agreement in the form of a $100 million term loan and a $70 million revolver draw, of which $20 million was subsequently repaid during 2010. These funds along with $20 million of on-hand cash were used to redeem the $190 million Senior Subordinated Notes due 2014. In the second quarter of 2010, there was a net $49.5 million decrease in cash for the redemption of the remaining balance of the 9.5% Senior Unsecured Notes due 2012. In 2009, there were $126.5 million of term loan principal payments under a previous credit facility entered into in 2004.

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

The change in working capital is a source of cash of $56.9 million in 2009 compared to a use in 2008 of $108.2 million, an increase in the source of cash of $165.1 million. The change in working capital is due to decreases in accounts receivable and inventory, and increased other current liabilities, partially offset by decreased accounts payable and increased other current assets. The change in working capital for our Mexican operations is a source of cash of $23.3 million in 2009 compared to a use in 2008 of $56.9 million, a change in working capital of $80.2 million mainly due to decreases in inventory attributable to lower operating rates.

Total inventories decreased $31.7 million from December 2008 levels. Days of inventory on hand decreased four days as a result. The following chart shows its historical performance:

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

In the second quarter of 2009, the Company launched an enterprise resource planning, or ERP, system and business process redesign project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. As of December 31, 2009, the Company had spent approximately $11.4 million on this project, of which approximately $5.0 million was capitalized as of December 31, 2009, and future expenditures on the ERP project were expected to total approximately $12 to $14 million by the end of 2010, with the majority of this spending anticipated as capital expenditures.

Net cash used for financing activities for the year ended December 31, 2009, was a use of $147.4 million, compared to a use of $14.6 million in 2008, an increase in the use of cash of $132.8 million. This was mainly due to $124.5 million higher term loan principal payments to satisfy the excess cash flow requirement for 2008 and subsequently to pay off the remaining balance of the term loan as described below, a $6.5 million payment to retire a portion of the 9.5% Senior Unsecured Notes due 2012, $1.0 million deferred financing charges on the new loan and security agreement and $0.6 million lower excess tax benefit from exercise of stock options. Net cash from financing activities for our Mexican operations in 2009 was a use of $51.5 million compared to a use of $31.0 million in for the same period in 2008, an increase in cash payments of $20.5 million for intercompany debt obligations which are eliminated in consolidation.

Indebtedness

Total debt was $149.0 million as of December 31, 2010. Short term and long term debt net of cash was $85.2 million as of December 31, 2010, a decrease of $28.3 million, or 24.9% from December 31, 2009.

On September 27, 2010, the Company redeemed for cash all of the $190.0 million Senior Subordinated Notes due 2014. The Company paid $197.6 million, including a call premium of approximately $5.6 million and accrued interest of approximately $2.0 million. In connection with the redemption of the Senior Subordinated Notes, the Company charged to earnings accelerated deferred financing charges of approximately $4.5 million.

On August 27, 2010, Innophos Holdings, Inc. and our wholly owned subsidiaries, Innophos Investments Holdings, Inc. and Innophos, Inc. entered into a Credit Agreement with a group of lenders. The Credit Agreement provides the Companies with a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. Prepayments of term loan are required at the rate of 1% of original principal amount (or $1 million) per quarter beginning on December 31, 2010. As of December 31, 2010, $99.0 million was outstanding under the Term Loan and $50.0 million was outstanding under the revolving line of credit with total availability at $73.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. As a result of this refinancing, annual consolidated net interest expense is estimated to be reduced by approximately $11.5 million. Refer to Note 9 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

Prior to the 2010 credit facility, Innophos, Inc. and its subsidiary, Innophos Canada, Inc. entered into a Loan and Security Agreement on May 22, 2009 which replaced a Credit Agreement dated as of August 13, 2004.

In the third quarter of 2010 the Company entered into an interest rate swap with an original notional amount of $100 million adjusting quarterly consistent with the 2010 term loan, with a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is an asset of approximately $0.4 million as of December 31, 2010.

In April 2009, the Company purchased $10.0 million of the 9.5% Senior Unsecured Notes due 2012 for $6.5 million. The $3.5 million retirement gain is reflected as interest income in our Consolidated Statement of Operations in the second quarter of 2009. The Company also recorded accelerated deferred financing costs of approximately $0.2 million in the second quarter of 2009.

The Company redeemed for cash all remaining $56.0 million of the 9.5% Senior Unsecured Notes in April 2010. The redemption price for the Notes was 100% of the principal amount plus accrued interest of $2.7 million to the date of redemption. Accelerated deferred financing charges in connection with the redemption of $0.6 million were recorded in the second quarter of 2010.

Innophos and its subsidiaries and affiliates may from time to time seek to acquire or otherwise retire outstanding debt through privately negotiated transactions, exchanges or otherwise. Debt repurchases or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material.

As indicated elsewhere, the Company pays a quarterly dividend on its Common Stock at an annual rate of $0.68 per share. That policy may change and is subject to numerous conditions and variables. See the section entitled “Dividends” in Item 5 of this Form 10-K.

The Company’s available financial resources allow for the continuation of dividend payments, pursuit of several “bolt-on” acquisition projects and further geographic expansion initiatives. We further believe that on-hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.

We are subject to Rhodia’s ability to perform its obligations under our 2004 acquisition agreement, primarily to indemnify us against CNA Fresh Water Claims currently estimated at $25.5 million for the periods through 2002. Such indemnification rights have been confirmed by court judgments.

Since the CNA Fresh Water Claims were upheld for the periods through 2002, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2005 on into the future (2003 and 2004 are believed to be beyond the statute of limitations). In 2010, the Company recorded in cost of goods sold a charge of $16.1 million (including estimated inflation, interest and penalties) and an income tax benefit of $3.3 million in 2010 resulting in a $12.8 million net charge. Although not included in our court judgments in ongoing litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in our 2004 acquisition agreement. Rhodia has contested indemnification responsibility for those breaches. Refer to Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

Capital Expenditures and Maintenance Expense

We spent $31.2 million in 2010 on projects that were capitalized. Additionally, we spent $30.8 million in 2010 on maintenance projects that were expensed during the year, including $1.1 million for the planned maintenance outage at our Geismar, LA manufacturing facility. These amounts compare to $19.6 million of 2009 capitalized projects and $23.3 million of maintenance projects that were expensed during 2009. There were no planned major non-annual maintenance expenses in 2009. Management projects total 2011 capital expenditures to approximate $40 million.

Contractual Obligations and Commercial Commitments

The following table sets forth our long-term contractual cash obligations as of December 31, 2010 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Term loan and revolver borrowings (1)	149,000	4,000	4,000	4,000	4,000	133,000	—
Future Service Pension Benefits	10,451	620	727	820	900	999	6,385
Other (2)	533,088	106,060	61,004	61,004	61,004	61,004	183,012
Operating Leases	20,689	5,178	4,369	3,662	2,597	2,317	2,566

Total contractual cash obligations	$713,228	$115,858	$70,100	$69,486	$68,501	$197,320	$191,963

(1)	Amounts exclude interest payments.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to allowance for bad debts, the recoverability of long-lived assets, including amortizable intangible assets, goodwill, depreciation and amortization periods, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Claims and Legal Proceedings

The categories of asserted or unasserted claims for which the Company has estimated a probable liability and for which amounts are estimable are critical accounting estimates. Please refer to the section entitled “Commitments and Contingencies” in Note 16 of Item Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information about such estimates.

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

Deferred tax assets are assessed for recoverability and a valuation allowance is considered necessary if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We continue to analyze our current and future profitability and probability of the realization of our net deferred tax assets in future periods. Please refer to the section entitled “Income Taxes” (contained in Note 15) of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information regarding deferred taxes.

Goodwill

Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. Accounting Standards Codification (ASC) 350, “Intangibles—Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year.

Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach include the cash flow forecasts for each of our reporting units, the discount rate and the terminal value. The five year cash flow forecasts of the company’s reporting units is based upon management’s estimate at the date of the assessment, which incorporates managements long-term view of selling prices, sales volumes for Innophos’ products, key raw materials and energy costs, and our operating cost structure. The aggregated fair value of our reporting units was reconciled to our market capitalization at the date of the assessment, plus a suitable control premium. The terminal value was determined by applying business growth factors for each reporting unit which are in-line with longer term historical growth rates, to the latest year for which a forecast exists.

Our market capitalization during fourth quarter of 2010 exceeded the book value of our equity.

Our reporting units for goodwill purposes are Specialty Phosphates United States, Specialty Phosphates Canada, Specialty Phosphates Mexico and GTSP & Other. As of December 31, 2010, the fair values of our reporting units were substantially greater than their carrying values.

Long-lived assets

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

•

Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of Innophos common stock, within a range of shares from zero to a specified maximum, calculated using a multi-year future average return on performance parameters selected in advance as defined solely by reference to the Company’s own activities. Dividends will accrue over the vesting period and are paid on performance share awards when fully vested and distributed.

•	Annual stock retainer grants, which entitle independent members of the Board of Directors to receive a number of shares of the Company’s common stock equal to a fixed retainer value.

The fair value of the options granted during 2010, 2009 and 2008 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Expected volatility	57.5%	61.4%	36.8%
Dividend yield	3.6%	5.0%	4.6%
Risk-free interest rate	2.8%	2.7%	3.4%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of stock options	$10.46	$6.19	$4.52

Since Innophos Holdings, Inc. was a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options prior to 2009 was based on peer group historical volatility data equaling the expected term. In 2009 and 2010, the Company had chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility average of Innophos. The increase in the expected volatility in 2009 and 2010 versus prior periods is a result of broader market conditions. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of its stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

Pension and Post-Retirement Costs / Post-Employment Plan

The Company maintains both noncontributory defined benefit pension plans and defined contribution plans that together cover all U.S. and Canadian employees.

In the United States, salaried and hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Union-represented hourly employees at our Nashville site are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay whose benefit accruals were frozen as of August 1, 2007, after which the Nashville union employees began participating in the Company’s existing non contributory defined contribution benefit plan. All plans were established by Innophos in 2004.

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

As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $61. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $151.

Recently Issued Accounting Standards

New accounting standards effective in 2010 are described in the Recent Accounting Pronouncements section in Note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”.

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

At December 31, 2010, we had $99.0 million principal amount of variable-rate debt and a $125.0 million revolving credit facility, of which $50.0 million was outstanding, both of which approximate fair value. Total remaining availability was $73.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. In the third quarter of 2010 we entered into an interest rate swap with an original notional amount of $100 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 1.994% plus the applicable margin on the debt, expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations.

In the second quarter of 2010, we purchased forward natural gas price cap contracts which allow us to purchase a portion of our monthly natural gas usage requirements at a fixed price if prevailing market prices are greater than the contractual fixed price amount. These contracts are for periods expiring through April 2011, and apply to our U.S., Canadian and Mexican facilities.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Innophos Holdings, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innophos Holdings, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Florham Park, New Jersey

February 25, 2011

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$63,706	$132,451
Restricted cash	—	1,749
Accounts receivable, net	74,691	56,345
Inventories	123,182	113,636
Other current assets	75,898	49,865

Total current assets	337,477	354,046
Property, plant and equipment, net	191,625	204,527
Goodwill	51,706	51,706
Intangibles and other assets, net	46,082	52,189

Total assets	$626,890	$662,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$—
Accounts payable, trade and other	38,095	21,379
Other current liabilities	84,239	59,696

Total current liabilities	126,334	81,075
Long-term debt	145,000	246,000
Other long-term liabilities	24,840	40,015

Total liabilities	$296,174	$367,090

Commitments and contingencies (note 16)
Common stock, par value $.001 per share; authorized 100,000,000 shares; issued and outstanding 21,463,934 and 21,333,940 shares	21	21
Paid-in capital	106,032	100,066
Retained earnings	227,752	197,541
Accumulated other comprehensive loss	(3,089)	(2,250)

Total stockholders' equity	330,716	295,378

Total liabilities and stockholders' equity	$626,890	$662,468

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Year Ended December 31,
	2010	2009	2008
Net sales	$714,231	$666,759	$934,758
Cost of goods sold	556,826	470,780	570,176

Gross profit	157,405	195,979	364,582

Operating expenses:
Selling, general and administrative	59,564	67,151	63,417
Research & Development Expenses	2,405	1,938	2,310

Total operating expenses	61,969	69,089	65,727

Operating income	95,436	126,890	298,855
Interest expense, net	28,289	23,313	34,193
Foreign exchange losses/(gains)	659	(769)	2,663
Other income, net	—	—	(386)

Income before income taxes	66,488	104,346	262,385
Provision for income taxes	21,333	41,202	55,202

Net income	$45,155	63,144	207,183

Net income attributable to common shareholders	$45,141	$63,141	$207,150

Per share data (see Note 12):
Income per share:
Basic	$2.11	$2.97	$9.89
Diluted	$2.02	$2.87	$9.54
Weighted average shares outstanding:
Basic	21,421,226	21,258,536	20,956,566
Diluted	22,359,447	21,968,904	21,718,537

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity and Other Comprehensive Income (Loss)

(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2007	20,867	$21	$(50,775)	$97,729	$(2,271)	$44,704
Net income			207,183			207,183
Change in pension and post-retirement plans, (net of tax $144)					247	247

Other comprehensive income, net of tax						207,430
Proceeds from exercise of stock options and restricted stock	207			542		542
Issuance of annual retainer stock to external Board of Directors	17					—
Share-based compensation				3,467		3,467
Excess tax benefits from exercise of stock options				1,108		1,108
Dividends declared ($0.68 per share)			(7,216)	(7,275)		(14,491)

Balance, December 31, 2008	21,091	$21	$149,192	$95,571	$(2,024)	$242,760

Net income			63,144			63,144
Change in pension and post-retirement plans, (net of tax $109)					(226)	(226)

Other comprehensive income, net of tax						62,918
Proceeds from exercise of stock options and restricted stock	224			633		633
Issuance of annual retainer stock to external Board of Directors	19					—
Share-based compensation				3,367		3,367
Excess tax benefits from exercise of stock options				495		495
Dividends declared ($0.68 per share)			(14,795)			(14,795)

Balance, December 31, 2009	21,334	$21	$197,541	$100,066	$(2,250)	$295,378

Net income			45,155			45,155
Change in interest rate swaps, (net of tax $136)					223	223
Change in pension and post-retirement plans, (net of tax $140)					(1,062)	(1,062)

Other comprehensive income, net of tax						44,316
Proceeds from exercise of stock options and restricted stock	119			236		236
Issuance of annual retainer stock to external Board of Directors	11					—
Share-based compensation				5,090		5,090
Excess tax benefits from exercise of stock options				640		640
Dividends declared ($0.68 per share)			(14,944)			(14,944)

Balance, December 31, 2010	21,464	$21	$227,752	$106,032	$(3,089)	$330,716

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$45,155	$63,144	$207,183
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	49,471	51,186	52,507
Amortization of deferred financing charges	7,150	3,130	2,726
Deferred income tax (benefit) provision	(6,680)	1,867	(12,105)
Deferred profit sharing	(2,064)	(756)	(3,258)
Stock based compensation	5,090	3,367	3,467
Gain on retirement of bonds	—	(3,500)	—
Changes in assets and liabilities:
Decrease (increase) in restricted cash	1,749	(1,749)	—
(Increase) decrease in accounts receivable	(18,346)	23,196	(19,462)
(Increase) decrease in inventories	(9,546)	31,674	(66,582)
Increase in other current assets	(34,270)	(6,433)	(11,116)
Increase (decrease) in accounts payable	16,716	(4,980)	(10,085)
Increase (decrease) in other current liabilities	24,522	15,172	(934)
Changes in other long-term assets and liabilities	(2,989)	(1,218)	453

Net cash provided from operating activities	75,958	174,100	142,794

Cash flows used for investing activities:
Capital expenditures	(31,192)	(19,609)	(18,536)

Net cash used for investing activities	(31,192)	(19,609)	(18,536)

Cash flows from financing activities:
Proceeds from exercise of stock options	236	633	542
Proceeds from term-loan due 2015	100,000	—	—
Revolver proceeds	70,000	—	—
Revolver repayments	(20,000)	—	—
Principal repayment of senior subordinated notes	(190,000)	—	—
Principal repayment of senior unsecured notes	(56,000)	(6,500)	—
Principal repayment of term-loan due 2015	(1,000)	—	—
Principal payments of term-loan due 2010	—	(126,500)	(2,000)
Deferred financing costs	(2,828)	(1,050)	—
Excess tax benefits from exercise of stock options	640	495	1,108
Dividends paid	(14,559)	(14,446)	(14,241)

Net cash used for financing activities	(113,511)	(147,368)	(14,591)

Net change in cash	(68,745)	7,123	109,667
Cash and cash equivalents at beginning of period	132,451	125,328	15,661

Cash and cash equivalents at end of period	$63,706	$132,451	$125,328

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

Certain prior year balances have been restated to conform to current year presentation.

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

Revenue Recognition

Revenues from sales of products are recognized when delivery has occurred and title and risk of loss passes to the customer. In the United States and Canada, the Company records estimated reductions to revenue for distributor incentives and customer incentives such as rebates, at the time of the initial sale. Distributor and customer incentives in Mexico are immaterial to the financial statements. The estimated reductions are based on the sales terms, historical experience and trend analysis. Accruals for distributor incentives are reflected as a direct reduction to accounts receivable and accruals for rebates are recorded as accrued expenses. This analysis requires a significant amount of judgment from management. Changes in the assumptions used to calculate these estimates or changes resulting from actual results are recorded against revenue in the period in which the change occurs.

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

Employee Termination Benefits

The Company does not have a written severance plan for its Mexican operations, nor does it offer similar termination benefits to affected employees in all Mexican restructuring initiatives however, Mexican law requires payment of certain minimum termination benefits. Accordingly, in situations where minimum statutory termination benefits must be paid to the affected employees, the Company records employee severance costs associated with these activities in accordance with ASC 712, Compensation – Nonretirement Post employment Benefits. The Company does have a written severance plan which is in accordance with ASC 712 for its U.S. and Canadian operations. The Company has an accrued obligation for post-employment benefits for U.S. and Canadian operations when the amounts are probable and reasonably estimated. In all other situations where the Company pays out termination benefits, including supplemental benefits paid in excess of statutory minimum amounts and benefits offered to affected employees based on management’s discretion, the Company records these termination costs in accordance with ASC 420, Exit or Disposal Cost Obligations.

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

Income Taxes

The Company’s United States subsidiaries file a consolidated U.S. tax return. For 2010, the Mexican subsidiaries file separate tax returns and current income taxes receivable or payable are reflected on the accompanying balance sheets. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.

Deferred tax assets are assessed for recoverability and a valuation allowance is provided if it is more likely than not that the associated tax benefit will not be recognized.

The Company does not have any material uncertain income tax positions in accordance with ASC 740-10-25. If any material uncertain tax positions did arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. As of December 31, 2010, no significant adjustments have been proposed to the Company’s tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position. The Company currently does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2011.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of net income (loss), adjusted for changes in other comprehensive income items such as changes in defined benefit pension plan funded status. In accordance with ASC 220, Comprehensive Income, the Company has identified and reported other comprehensive income (loss) in stockholders’ equity.

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

Under the prospective transition method, only new awards (or awards modified, repurchased, or cancelled after the effective date) are accounted for under the provisions of ASC 718, Compensation – Stock Compensation. The Company will continue to account for the outstanding 2005 Plan awards under APB 25, which falls under grandfathered material excluded from the first release of the FASB Codification, until they are settled or modified. See Note 11 for further description of our stock-based compensation programs.

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

The Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures, with respect to non-financial assets and liabilities effective January 1, 2009. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

2. Restricted Cash:

Restricted cash consisted of escrow funds agreed to be deposited in connection with a dispute between the Company and a third party. The dispute was settled on February 24, 2010 and the funds were disbursed to the third party in accordance with the settlement terms.

3. Inventories:

Inventories consist of the following:

	2010	2009
Raw materials	$32,844	$31,770
Finished products	82,961	73,924
Spare parts	7,377	7,942

	$123,182	$113,636

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2010 and December 31, 2009 were $8,473 and $13,189, respectively.

4. Other Current Assets:

Other current assets consist of the following:

	2010	2009
Rhodia indemnity receivable for CNA water tax claims (see note 16)	$20,177	$—
Creditable taxes (value added taxes)	15,868	$4,028
Prepaid income taxes	14,002	10,435
Other prepaids	11,392	13,110
Deferred income taxes	7,782	16,019
Other	6,677	6,273

	$75,898	$49,865

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

5. Property, Plant and Equipment, net:

Property, plant and equipment, at cost, consist of the following:

	2010	2009
Land and buildings	$92,173	$90,384
Machinery and equipment	329,901	322,523
Construction-in-progress	29,898	10,799

	451,972	423,706
Less accumulated depreciation	260,347	219,179

	$191,625	$204,527

Depreciation expense, excluding depreciation expense in changes of inventory, was $43,056, $45,837 and $45,904 in 2010, 2009 and 2008, respectively. Construction-in-progress includes $17.0 million and $5.0 million as of December 31, 2010 and 2009, respectively for the Company’s enterprise resource planning (ERP) system and business redesign project.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Goodwill:

Beginning with the second quarter of 2010, the Company realigned the reportable segments to better reflect the core businesses in which Innophos operates and how it is managed (see note 19). The prior-year figures for the goodwill of the reporting segments have been restated accordingly.

	Specialty Phosphates US	Specialty Phosphates Canada	Specialty Phosphates Mexico	GTSP & Other	Total
Balance, December 31, 2010, 2009 and 2008	$7,237	$2,530	$38,584	$3,355	$51,706

7. Intangibles and Other Assets, net:

Intangibles and other assets consist of the following:

	Useful life (years)	2010	2009
Developed technology and application patents, net of accumulated amortization of $12,057 for 2010 and $10,168 for 2009	10-20	24,543	26,432
Customer relationships, net of accumulated amortization of $4,909 for 2010 and $3,961 for 2009	5-15	6,421	7,369
Tradenames and license agreements, net of accumulated amortization of $3,815 for 2010 and $3,401 for 2009	5-20	5,545	5,959
Capitalized software, net of accumulated amortization of $2,642 for 2010and $2,279 for 2009	3-5	323	700
Non-compete agreement, net of accumulated amortization of $441 for 2010 and $315 for 2009	5	189	315

Total Intangibles		$37,021	$40,775

Deferred financing costs, net of accumulated amortization of $229 for 2010 and $7,473 for 2009 (see note 9)		$2,599	$6,921
Deferred income taxes		3,421	1,409
Other Assets		3,041	3,084

Total other assets		$9,061	$11,414

		$46,082	$52,189

Amortization expense for intangibles was $3,752, $4,312 and $4,312 in 2010, 2009 and 2008, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2011	2012	2013	2014	2015
Intangible amortization expense	$3,574	$3,286	$3,081	$3,000	$2,947

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Other Current Liabilities:

Other current liabilities consist of the following:

	2010	2009
CNA water tax claims (see Note 16)	$41,573	$—
Payroll related	15,787	13,480
Taxes	7,761	8,984
Benefits and pensions	6,070	5,104
Freight and rebates	4,107	3,794
Dividends payable	3,648	3,627
Legal	577	2,820
Interest	104	7,505
Other	4,612	14,382

	$84,239	$59,696

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:

Short-term borrowings and long-term debt consist of the following:

	2010	2009
Term loan due 2015	$99,000	$—
Revolver borrowings under the credit facility	50,000	—
Senior subordinated notes	—	190,000
Senior unsecured notes	—	56,000

	$149,000	$246,000
Less current portion	4,000	—

	$145,000	$246,000

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The Credit Agreement contains representations given to the Lenders about the nature and status of the Companies’ business that serve as conditions to future borrowings, and affirmative, as well as negative, covenants typical of senior facilities of this kind that prohibit or limit a variety of actions by the Companies and their subsidiaries generally without the Lenders’ approval. These include covenants that affect the ability of those entities, among other things, to (a) incur or guarantee indebtedness, (b) create liens, (c) enter into mergers, recapitalizations or assets purchases or sales, (d) change names, (e) make certain changes to their business, (f) make restricted payments that include dividends, purchases and redemptions of equity (g) make advances, investments or loans, (h) effect sales and leasebacks or (i) enter into transactions with affiliates, (j) allow negative pledges or limitations on the repayment abilities of subsidiaries or (k) amend subordinated debt. However, subject to continued compliance with the overall leverage restrictions described in more detail below, the Companies retain flexibility under the Credit Agreement to develop their business and achieve strategic goals by, among other things, being permitted to take on additional debt, pay dividends (as long as the Total Leverage Ratio shall be .25 less than the then applicable level described below), re-acquire equity and make domestic acquisitions. Foreign acquisitions and investments are also permitted up to a fixed limit which is set initially at $100.0 million and can increase with ongoing cash generation up to as high as $250.0 million.

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

(b) “Senior Leverage Ratio” less than or equal to the following:

Through and including December 31, 2011 of 2.00 to 1.00, January 1, 2012 through and including December 31, 2012 of 1.75 to 1.00 and January 1, 2013 and thereafter 1.50 to 1.00.

(c) “Fixed Charge Coverage Ratio” greater than or equal to 1.50 to 1.00.

As of December 31, 2010, the Total Leverage Ratio, Senior Leverage Ratio, and Fixed Charge Coverage Ratio calculated in accordance with the agreement were 0.88, 0.88 and 3.03, respectively.

The Credit Agreement provides for “Events of Default” that, unless waived, can or will lead to acceleration of obligations upon the occurrence, continuation and/or notice, as applicable, of specified events typical of senior facilities of this kind. These include (a) failures to pay interest or principal on loans, (b) misrepresentations, (c) failures to observe covenants, (d) cross defaults of other indebtedness in excess of $20.0 million, (e) uninsured and unsatisfied judgments in excess of $20.0 million or certain orders or injunctions, (f) bankruptcy and insolvency events, (g) events leading to aggregate liability under the Employee Retirement Income Security Act of 1974 (ERISA) in excess of $20.0 million, (h) changes of control, (i) invalidity of credit support /security agreements, and (i) certain disadvantageous changes in Credit Agreement debt compared to subordinated debt.

Fees and expenses incurred with the execution of the Credit Agreement were approximately $2.8 million. This amount was recorded as deferred financing costs and will be amortized over the term of the Credit Agreement using the effective interest method.

As of December 31, 2010, $99.0 million was outstanding under the Term Loan and $50.0 million was outstanding under the revolving line of credit with total availability at $73.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility.

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

In the third quarter of 2010 the Company entered into an interest rate swap with an original notional amount of $100 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is an asset of approximately $0.4 million as of December 31, 2010.

We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.

2004 Senior Subordinated Notes

On September 27, 2010, the Company redeemed all of Innophos Inc.’s $190.0 million Senior Subordinated Notes using proceeds from the $100.0 million term loan and an initial drawing of $70.0 million under the revolving line plus on hand cash of $20.0 million. The Company paid $197.6 million, including a call premium of approximately $5.6 million and interest of approximately $2.0 million. In connection with the redemption of the Senior Subordinated Notes, the Company charged to earnings accelerated deferred financing charges of approximately $4.5 million.

Senior Unsecured Notes

The Innophos Holdings, Inc. 9.5% Senior Unsecured Notes due 2012 accrued interest from the issue date at a rate of 9.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. On April 13, 2009 the Company purchased $10.0 million of the 9.5% Senior Unsecured Notes due 2012 for $6.5 million. The $3.5 million retirement gain is reflected in interest expense, net in our Consolidated Statement of Operations in the second quarter of 2009. The Company also recorded accelerated deferred financing costs of approximately $0.2 million in the second quarter of 2009.

The Company redeemed for cash all remaining $56.0 million of the 9.5% Senior Unsecured Notes due 2012 on April 15, 2010, the Redemption Date. The redemption price for the Notes was 100% of the principal amount plus accrued and unpaid interest to the Redemption Date. Accelerated deferred financing charges of $0.6 million were recorded in the second quarter of 2010.

Innophos and its subsidiaries and affiliates may from time to time seek to acquire or otherwise retire outstanding debt through privately negotiated transactions, exchanges or otherwise. Debt repurchases or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material.

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

Total interest paid by the Company for all indebtedness for 2010, 2009 and 2008 was $29,709, $24,761 and $33,136.

As of December 31, 2010, the Company was in full compliance with all debt covenant requirements.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Year Ended December 31,
	2010	2009	2008
Interest expense	$22,309	24,455	33,170
Deferred financing cost	7,150	3,130	2,726
Interest income	(329)	(541)	(1,372)
Gain on retirement of bonds	—	(3,500)	—
Less: amount capitalized for capital projects	(841)	(231)	(331)

Total interest expense, net	$28,289	$23,313	$34,193

10. Other Long-Term Liabilities:

Other long-term liabilities consist of the following:

	2010	2009
Deferred income taxes	$10,989	$23,617
Pension and post retirement liabilities (U.S. and Canada only)	5,823	5,240
Environmental liabilities	1,100	1,100
Profit sharing liabilities	286	2,350
Other Liabilities	6,642	7,708

	$24,840	$40,015

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

•

Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of the Company’s common stock, within a range of shares from zero to a specified maximum (generally 200%), calculated using a multi-year future average return on performance parameters selected in advance as defined solely by reference to the Company’s own activities. Dividends will accrue over the vesting period and are paid on performance share awards when fully vested and distributed.

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

The Company will continue to account for the outstanding 2005 Plan awards under APB 25, which falls under grandfathered material excluded from the first release of the FASB Codification, until they are settled or modified. All of the awards granted under the 2009 Plan and the 2006 Plan are accounted for under the provisions of ASC 718. The compensation expense is amortized on a straight-line basis over the requisite service period, adjusted for forfeiture assumptions.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Restricted Stock

In October 2006, the Company’s Board of Directors awarded 173,568 shares of restricted Common Stock with a fair value of $2.1 million to certain executive officers. These awards are classified as equity awards and vest over nine quarters in equal installments of 11.11% per quarter beginning January 1, 2007. Declared dividends will accrue on the restricted stock and will vest over the same period. The restricted stock is fully vested as of January 1, 2009 and has converted into an equivalent number of shares of common stock. The related compensation expense is based on the public offering price of $12 per share. The compensation expense is amortized on a straight-line basis over the requisite service period. The Company recognized approximately $0.9 million of compensation expense in 2008. As of December 31, 2009 all shares have vested.

There were a total of 6,700 restricted shares granted in the first quarter of 2009 and the first quarter of 2010 with a fair value of $88. These awards are classified as equity awards and vest through no later than January 31, 2011. The related compensation expense is based on the date of grant share price of $8.24 and $27.55 for the 2009 and 2010 grants, respectively. The compensation expense is amortized on a straight-line basis over the requisite vesting period.

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

On May 24, 2007 the two independent directors of the Company were granted a total of 4,424 stock options which were fully vested with an exercise price of $15.37 per share. These grants were reissued options under the 2005 Plan of previously forfeited options. These options are accounted for under the provisions of ASC 718. The compensation expense to these immediate vesting options was approximately $22.

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

On March 11, 2010 the Company granted 169,150 non-qualified stock options at an exercise price of $25.68 per share to certain employees with a fair value of $1.7 million. The non-qualified stock options vest annually over three years with a ten-year term from date of grant.

Performance Share Awards

On October 22, 2007 the Company granted 74,650 performance share awards to certain employees with a fair value of $0.9 million. The performance share awards vest at the end of the three year service period. Declared dividends will accrue on the performance shares and will vest over the same period. On December 31, 2010, all outstanding performance share awards and dividends granted on October 22, 2007 vested.

On December 19, 2007 the Company granted 600 performance share awards to a certain employee with a fair value of $8. The performance share awards vest at the end of the three year service period. Declared dividends will accrue on the

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

performance shares and will vest over the same period. On December 31, 2010, all outstanding performance share awards and dividends granted on December 19, 2007 vested.

On April 25, 2008 the Company granted 82,340 performance share awards to certain employees with a fair value of $1.4 million. The performance share awards vest at the end of the three year service period with a ten-year term from date of grant. Declared dividends will accrue on the performance shares and will vest over the same period. During 2008 the Company revised its estimate of the number of performance shares expected to be earned at the end of the performance periods, as a result of revising its estimate of projected performance, and increased the number of performance shares by 157,590 with an associated fair value of $2.3 million. On December 31, 2010, all outstanding performance share awards and dividends granted on April 25, 2008 vested.

On May 7, 2009 the Company granted 94,150 performance share awards to certain employees with a fair value of $0.9 million. The performance share awards vest at the end of the three year service period. Declared dividends will accrue on the performance shares and will vest over the same period. In the third quarter of 2009 the Company revised its estimate of the number of performance shares expected to be earned at the end of the performance period, as a result of revising its estimate of projected performance, and increased the number of performance shares by 94,150 with an associated fair value of $1.4 million.

On October 30, 2009 the Company granted 2,067 performance share awards to a certain employee with a fair value of less than $0.1 million. The performance share awards vest at the end of the three year service period. Declared dividends will accrue on the performance shares and will vest over the same period. In the fourth quarter of 2009 the Company revised its estimate of the number of performance shares expected to be earned at the end of the performance period, as a result of revising its estimate of projected performance, and increased the number of performance shares by 2,067 with an associated fair value of less than $0.1 million.

On March 11, 2010 the Company granted 79,500 performance share awards to certain employees with a fair value of $1.8 million. The performance share awards vest at the end of the three year service period. Declared dividends will accrue on the performance shares and will vest over the same period.

At December 31, 2010, assuming all performance share grants are at maximum, there were approximately 2.0 million shares available for future grants under the 2009 Plan.

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

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2010	2009	2008
Stock options	$1,969	$937	$644
Restricted stock	62	20	926
Performance shares	2,759	2,110	1,647
Stock grants	300	300	250

Total stock-based compensation expense	$5,090	$3,367	$3,467

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of stock option activity during the three years ended December 31, 2010, is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2008	922,058	$6.58
Granted	248,550	18.38
Forfeited / Surrendered	(351)	15.20
Exercised	(207,763)	2.62

Outstanding at December 31, 2008	962,494	$10.48

Exercisable at December 31, 2008	484,323	$5.53

Outstanding at January 1, 2009	962,494	$10.48
Granted	221,500	14.57
Forfeited / Surrendered	(46,503)	16.77
Exercised	(218,405)	3.12

Outstanding at December 31, 2009	919,086	$12.89

Exercisable at December 31, 2009	473,716	$10.10

Outstanding at January 1, 2010	919,086	$12.89
Granted	169,150	25.68
Forfeited / Surrendered	(49,702)	15.59
Exercised	(117,568)	7.61

Outstanding at December 31, 2010	920,966	$15.77

Exercisable at December 31, 2010	537,317	$12.64

The fair value of the options granted during 2010, 2009 and 2008 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Expected volatility	57.5%	61.4%	36.8%
Dividend yield	3.6%	5.0%	4.6%
Risk-free interest rate	2.8%	2.7%	3.4%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of stock options	$10.46	$6.19	$4.52

Prior to 2009, since Innophos Holdings, Inc. was a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based solely on peer group historical volatility data equaling the expected term. In 2009 and 2010, the Company had chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility of Innophos. The increase in the expected volatility in 2009 and 2010 versus prior periods is a result of broader market conditions. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	75,250	$13.28
Granted (at targeted return on invested capital)	82,340	18.38
Forfeited	—	—
Vested	—	—
Adjustment to estimate of shares to be earned	157,590	15.95

Outstanding at December 31, 2008	315,180	$15.95

Outstanding at January 1, 2009	315,180	$15.95
Granted (at targeted return on invested capital)	96,217	14.67
Forfeited	(28,000)	16.02
Vested	—	—
Adjustment to estimate of shares to be earned	96,217	14.67

Outstanding at December 31, 2009	479,614	$15.43

Outstanding at January 1, 2010	479,614	$15.43
Granted (at targeted return on invested capital)	79,500	25.68
Forfeited	(9,100)	15.65
Vested	(281,180)	15.94
Adjustment to estimate of shares to be earned	—	—

Outstanding at December 31, 2010	268,834	$17.92

The total intrinsic value of options exercised and stock grants during 2010, 2009 and 2008 was $2.2 million, $2.7 million and $5.1 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2010 was $18.7 million and $12.6 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Restricted Stock	Stock Options	Performance Based
Amount	$6	$1,546	$2,553
Weighted-average years to be recognized	0.1 years	1.5 years	1.7 years

12. Earnings per share (EPS)

The Company accounts for earnings per share in accordance with ASC 260 and related guidance, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS. Under ASC Subtopic 260-10-45, as of January 1, 2009 unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock, are considered participating securities for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below. Retrospective application is required for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. This resulted in a $0.02 reduction in previously reported basic EPS for the year ended December 31, 2008.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Year Ended December 31,
	2010	2009	2008
Net income	45,155	63,144	207,183
Less: earnings attributable to unvested shares	(14)	(3)	(33)

Net income available to common shareholders	$45,141	$63,141	$207,150

Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,421,226	21,258,536	20,956,566
Dilutive effect of stock equivalents	938,221	710,368	761,971

Diluted number of weighted average common shares outstanding	22,359,447	21,968,904	21,718,537

Earnings per common share:
Earnings per common share—Basic	$2.11	$2.97	$9.88
Earnings per common share—Diluted	$2.02	$2.87	$9.54

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 532,759, 688,332 and 486,877 for the years ended 2010, 2009 and 2008, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Dividends

The following is the dividend activity for 2010, 2009 and 2008:

	2010
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.17	$0.17	$—	$0.34	$0.68
Dividends declared – aggregate	3,640	3,641	—	7,293	14,574
Dividends paid – per share	0.17	0.17	0.17	0.17	0.68
Dividends paid – aggregate	3,633	3,640	3,641	3,645	14,559

	2009
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.17	$0.17	$0.17	$0.17	$0.68
Dividends declared – aggregate	3,611	3,622	3,623	3,627	14,483
Dividends paid – per share	0.17	0.17	0.17	0.17	0.68
Dividends paid – aggregate	3,590	3,611	3,622	3,623	14,446

	2008
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.17	$0.17	$—	$0.34	$0.68
Dividends declared – aggregate	3,551	3,563	—	7,166	14,280
Dividends paid – per share	0.17	0.17	0.17	0.17	0.68
Dividends paid – aggregate	3,549	3,551	3,563	3,578	14,241

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

As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $61. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $151.

The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2011 are as follows:

	Pension	Other Benefits	Total
Prior service cost	$106	$198	$304
Net actuarial loss/(gain)	163	(30)	133
Transition obligation	—	31	31

The changes in benefit obligations recognized in other comprehensive loss during 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits		Total
	2010	2009	2010	2009	2010	2009
Change in accumulated other comprehensive income
Amortization of net gain	$(87)	$(75)	$77	$90	$(10)	$15
Amortization of prior service cost	(102)	(93)	(269)	(289)	(371)	(382)
Prior service cost arising during period from amendments	—	—	(475)	—	(475)	—
Net loss arising during period	1,511	504	267	198	1,778	702

Total change in accumulated other comprehensive income	1,322	336	(400)	(1)	922	335

Deferred taxes	(100)	(114)	240	6	140	(108)

Net amount recognized	$1,222	$222	$(160)	$5	$1,062	$227

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

U.S. Plans

Obligations and Funded Status—U.S. Plans At December 31

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Accumulated benefit obligation	$2,143	$1,928	$3,348	$3,402

Change in Projected Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$1,928	$1,898	$3,402	$2,992
Service cost	—	—	338	342
Interest cost	109	104	164	161
Actuarial (Gain)/Loss	122	(64)	(62)	(36)
Actual Benefits Paid	(16)	(10)	(57)	(57)
Plan Amendments		—	(437)	—

Projected Benefit Obligation at End of Year	$2,143	$1,928	$3,348	$3,402

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$1,185	$982	$—	$—
Actual Return on Plan Assets	33	130	—	—
Employer Contributions	50	83	57	57
Actual Benefits Paid	(16)	(10)	(57)	(57)

Fair Value of Trust Assets at End of Year	$1,252	$1,185	$—	$—

Funded Status of the Plan	$(891)	$(743)	$(3,348)	$(3,402)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$—	$—	$—	$—
Current Liabilities	—	—	(118)	(119)
Noncurrent Liabilities	(891)	(743)	(3,230)	(3,283)

Net Amounts Recognized	$(891)	$(743)	$(3,348)	$(3,402)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Transition (Asset)/Obligation	$—	$—	$—	$—
Prior Service Cost/(Credit)	—	—	598	1,311
Net Actuarial (Gain)/Loss	190	8	(878)	(981)

Total Amount Recognized	$190	$8	$(280)	$330

Deferred Taxes	(72)	(3)	106	(127)

Net Amount Recognized	118	5	(174)	203

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$338	$342	$323
Interest cost	109	104	100	164	161	142
Expected Return on Assets	(86)	(109)	(100)	—	—	—
Amortization of
Prior Service Cost	—	—	—	239	262	261
Actuarial (Gain)/Loss	(7)	(7)	(41)	(97)	(95)	(115)
Curtailment Expense	—	—	—	—	—	—

Net Periodic Cost	$16	$(12)	$(41)	$644	$670	$611

Weighted Average Assumptions for Balance Sheet Liability at End of Year
Discount Rate	5.25%	5.75%	5.50%	5.00%	5.50%	5.50%
Expected Long-Term Rate of Return	5.00%	6.00%	8.00%	NA	NA	NA
Rate of Compensation Increase	NA	NA	NA	3.00%	3.00%	3.00%
Weighted Average Assumptions for Net Periodic Benefit Cost at Beginning of Year
Discount Rate	5.75%	5.50%	6.00%	5.50%	5.50%	5.75%
Expected Long-Term Rate of Return	6.00%	8.00%	8.00%	NA	NA	NA
Rate of Compensation Increase	NA	NA	NA	3.00%	3.00%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2011	$47	$118
Fiscal 2012	62	178
Fiscal 2013	76	224
Fiscal 2014	89	262
Fiscal 2015	103	296
Fiscal Years 2016-2020	675	1,990

Innophos expects to contribute approximately $0.1 million to its U.S. defined benefit pension plan in 2011.

There are no estimated net actuarial gain, prior service cost, or transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2011 fiscal year.

The estimated actuarial gain, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2011 fiscal year are ($69), $198 and $0, respectively.

Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets

The investment policy for the Company’s defined benefit pension plan is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Innophos, Inc.’s defined benefit pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2010 and 2009 by asset category are as follows:

	Plan Assets at December 31
	2010	2009
Asset Category
Equity securities	14.7%	35.8%
Fixed income securities	85.3	61.5
Other	—	2.7

Total	100.0%	100.0%

The fair values of Innophos, Inc.’s pension plan assets at December 31, 2010 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$184	$184	$—	$—
Fixed income securities	1,068	1,068	—	—
Other	—	—	—	—

	$1,252	$1,252	$—	$—

Defined Contribution Plan—U.S.

Innophos Inc.’s expense for the defined contribution plan was $3.2 million, $2.7 million and $2.9 million for 2010, 2009 and 2008, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans

Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Accumulated benefit obligation	$10,224	$8,175	$1,650	$1,254

Projected Change in Benefit Obligation
Projected Benefit Obligation at Beginning of Year	$8,175	$5,852	$1,254	$853
Service cost	211	157	54	40
Interest cost	543	473	85	71
Plan Amendments	—	—	—	—
Actuarial (Gain)/Loss	1,222	915	226	158
Actual Benefits Paid	(378)	(301)	(40)	(29)
Exchange Rate Changes	451	1,079	71	161

Projected Benefit Obligation at End of Year	$10,224	$8,175	$1,650	$1,254

Change in Plan Assets
Fair Value of Trust Assets at Beginning of Year	$10,941	$6,837	$—	$—
Actual Return on Plan Assets	903	1,353	—	—
Employer Contributions	898	1,637	40	29
Actual Benefits Paid	(378)	(301)	(40)	(29)
Exchange Rate Changes	582	1,415	—	—

Fair Value of Trust Assets at End of Year	$12,946	$10,941	$—	$—

Funded Status of the Plan	$2,723	$2,766	$(1,651)	$(1,254)

Amounts Recognized in the Consolidated Balance Sheets
Noncurrent Assets	$2,723	$2,766	$—	$—
Current Liabilities	—	—	(39)	(40)
Noncurrent Liabilities	—	—	(1,612)	(1,214)

Net Amounts Recognized	$2,723	$2,766	$(1,651)	$(1,254)

Amounts Recognized in Accumulated Other Comprehensive Income
Net Transition (Asset)/Obligation	$—	$—	$260	$277
Prior Service Cost/(Credit)	106	201	—	—
Net Actuarial (Gain)/Loss	3,579	2,344	546	319

Total Amount Recognized	$3,685	$2,545	$806	$596
Deferred Taxes	(921)	(890)	(202)	(209)

Net Amount Recognized	2,764	1,655	604	387

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$211	$157	$218	$54	$40	$55
Interest cost	543	473	446	85	71	54
Expected Return on Assets	(861)	(667)	(660)	—	—	—
Amortization of
Actuarial (Gain)/Loss	93	82	80	21	5	7
Prior Service Cost	102	93	—	—	—	—
Net Transition Obligation	—	—	—	30	27	33

Net Periodic Cost	$88	$138	$84	$190	$143	$149

Weighted Average Assumptions for Balance Sheet Liability at End of Year
Discount Rate	5.50%	6.50%	7.50%	5.50%	6.50%	7.50%
Rate of Compensation Increase	NA	NA	NA	NA	NA	NA
Weighted Average Assumptions for Net Periodic Benefit Cost at End of Year
Discount Rate	6.50%	7.50%	5.50%	6.50%	7.50%	5.50%
Expected Long-Term Rate of Return	7.00%	7.00%	7.00%	0.00%	0.00%	0.00%
Rate of Compensation Increase	NA	NA	NA	NA	NA	NA
Accrued Health Care Cost Trend Rates at End of Year
Health Care Cost Trend Rate Assumed for Next Year (Initial Rate)				10%	10%	9%
Rate to which the Cost Trend Rate is Assumed to Decline (Ultimate Rate)				5%	5%	5%
Year that the Rate Reaches the Ultimate Rate				2019	2019	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2010	2009
Effect of a Change in the Assumed Rate of Increase in Health Benefit Costs
Effect of a 1% Increase On
Total of Service Cost and Interest Cost	$29	$22
Postretirement Benefit Obligation	$283	$194
Effect of a 1% Decrease On
Total of Service Cost and Interest Cost	$(23)	$(18)
Postretirement Benefit Obligation	$(226)	$(157)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2011 fiscal year are $163, $106 and $0, respectively.

The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2011 fiscal year are $39, $0 and $31, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets

Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2010 and 2009 by asset category are as follows:

	2010	2009
Asset Category
Equity securities	60.5%	57.6%
Debt securities	39.5	41.7
Other	—	0.7

Total	100.0%	100.0%

The fair values of Innophos Canada, Inc.’s pension plan assets at December 31, 2010 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$7,831	$7,831	$—	$—
Fixed income securities	5,109	5,109	—	—
Other	6	6	—	—

	$12,946	$12,946	$—	$—

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

Cash Flows

Contributions

Innophos Canada, Inc. contributed $0.8 million to its pension plan in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2011	$416	$39
Fiscal 2012	448	39
Fiscal 2013	475	45
Fiscal 2014	489	60
Fiscal 2015	532	68
Fiscal Years 2016-2020	3,199	521

Innophos plans to contribute approximately $0.9 million to its Canadian pension plan in 2011.

Defined Contribution Plans—Canada

Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2010, 2009 and 2008, respectively.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Income Taxes:

A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2010		2009		2008
	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$85,687	$22,462	$89,827	$33,390	$80,184	$3,922
Canada/Mexico	(19,199)	(1,129)	14,519	7,812	182,201	51,280

Total	$66,488	$21,333	$104,346	$41,202	$262,385	$55,202

Current income taxes		$28,013		$39,335		$67,307
Deferred income taxes		(6,680)		1,867		(12,105)

Total		$21,333		$41,202		$55,202

	Year Ended December 31,
	2010	2009	2008
Income tax expense at the U.S. statutory rate	$23,270	$36,520	$91,835
State income taxes (net of federal tax effect and
State valuation allowance	1,158	3,182	851
Domestic manufacturing deduction	(1,920)	(1,542)	(399)
CNA matter related non-deductible permanent items	(3,253)	—	—
Foreign tax rate differential	1,050	(243)	(12,380)
Change in Federal U.S. valuation allowance	—	—	(24,858)
Permanent book / tax differences	1,028	3,285	153

Provision for income taxes	$21,333	$41,202	$55,202

Net deferred tax assets were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2010	2009
Net current deferred tax assets	$7,782	$16,019
Net noncurrent deferred tax assets	3,421	1,409
Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	(10,989)	(23,617)

Net deferred tax assets (liabilities)	$214	$(6,189)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2010	2009
Deferred tax assets:
Inventories	$3,142	$4,536
Accrued liabilities	19,047	12,229
Tax losses	5,901	10,079

Total deferred tax assets	28,090	26,844

Deferred tax liabilities:
Gain on bond retirement	(1,325)	(1,345)
Intangibles	(1,046)	(514)
Fixed assets	(19,645)	(25,511)

Total deferred tax liabilities	(22,016)	(27,370)

Total valuation allowances	(5,860)	(5,663)

Net deferred tax assets (liabilities)	$214	$(6,189)

The U.S. operations do not have any Federal tax loss carry forwards as of December 31, 2010. The Company realized tax benefits of $640 and $495 from stock options exercised in 2010 and 2009, respectively.

The Company maintained a $5.9 million and $5.7 million valuation allowance at December 31, 2010 and 2009, respectively, primarily related to certain State net operating loss carryforwards as it is more likely than not that these tax benefits will not be realized. The State net operating losses will expire in the years 2012 through 2030.

As of December 31, 2010, taxes have not been provided on approximately $142.1 million of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

The Company does not have any material uncertain income tax positions in accordance with ASC 740-10-25. If any material uncertain tax positions did arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. As of December 31, 2010, no significant adjustments have been proposed to the Company’s tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2011.

Income taxes paid were $33,618, $49,705 and $64,822 for 2010, 2009 and 2008, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Commitments and Contingencies:

Leases

Under agreements expiring through 2020, the Company leases railcars and other equipment under various operating leases. Rental expense for 2010, 2009 and 2008 was $4,919, $5,140 and $5,213, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2011	$5,178
2012	4,369
2013	3,662
2014	2,597
2015	2,317
Thereafter	2,566

Purchase Commitments and Supplier Concentration

The Company has multiple raw material supply contracts one of which with an initial term through 2018 with an automatic five-year renewal term at prices established annually based on a formula. The minimum annual purchase obligation for several of these raw material supply contracts, at current prices, approximates $106.1 million for 2011.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of December 31, 2010.

Litigation

2008 RCRA Civil Enforcement – Geismar, Louisiana plant

Following several inspections by EPA at our Geismar, LA purified phosphoric acid, or PPA, plant and related submissions we made to support claimed exemptions from the federal Resource, Conservation and Recovery Act, or RCRA, in March 2008, EPA referred our case to the Department of Justice, or DOJ, for civil enforcement. Although no citations were ever issued or formal proceedings instituted, the agencies claim we violate RCRA by failing to manage two materials appropriately, which DOJ/EPA allege are hazardous wastes. Those materials are: (i) Filter Material from an enclosed intermediate filtration step to further process green phosphoric acid we receive as raw material via pipeline from the adjacent site operated by an affiliate of Potash Corporation of Saskatchewan, or PCS; and (ii) Raffinate, a co-product we provide to PCS under a long-term contract we have with PCS.

Since referral of the case to DOJ, we and PCS have engaged in periodic discussions with DOJ/EPA and the Louisiana Department of Environmental Quality (LDEQ), collectively the Government Parties, in order to resolve the matter. In addition to asserting that the two materials in question are not hazardous wastes, we have also sought to demonstrate that both the nature and character of the materials as well as their use, handling and disposition were detailed in a solid waste permit amendment application filed in 1989 by PCS’s predecessor, when our plant was first constructed, and approved by the Louisiana Department of Environmental Quality under the state RCRA program.

In the course of discussions with the Government Parties, the DOJ/EPA has required that we undertake as an interim measure the construction of a new filter unit that would replace the existing closed system and allow the removal and separate handling of the Filter Material. We built that unit, which is ready for commissioning and operation once appropriate agreements are reached with the Government Parties.

We and PCS also have initiated joint efforts to explore possible technical solutions to remaining government concerns, including Raffinate treatment. To date, treatment techniques for Raffinate have not yet been fully evaluated from a technological or cost standpoint. The companies have proposed to DOJ/EPA a schedule for such evaluation, and although the government has not formally approved the schedule, the companies are continuing with it. Based upon work so far, there appears to be at least one technically viable approach, but costs of a full scale operation, as well as full evaluation of the ability to return the treated stream to PCS and other technologies, are not known at this time.

Even though the companies have begun substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA’s concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions at what cost allocation or, depending on those factors and the Government Parties’ position, whether this matter will be settled with the Government Parties and/or between the companies, or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations or with PCS as to cost responsibility, no assurance can be given as to its outcome.

Based upon advice of our environmental counsel, we have determined that the risk of an effort by the Government Parties to shut down our Geismar plant or PCS’s Geismar plant from which we obtain the green acid raw material is remote. In addition, we have concluded that the contingent liability arising from compliance costs for this matter as discussed above is neither remote nor probable, but is reasonably possible.

Mexican CNA Water Tax Claims

On October 6, 2010 the Mexican Supreme Court upheld claims by the Mexican Comision National del Agua, or CNA, for higher water duties payable by our Mexican subsidiary, Innophos Fosfatados S.A. de C.V, or Fosfatados, relating to water usage at our Coatzacoalcos, Veracruz, Mexico plant. The claims are for the period 1999 through 2002 and total approximately $25.5 million (at current exchange rates), including basic charges of $7.4 million and $18.1 million for interest, inflation and penalties.

As a result of favorably concluded litigation in New York state courts against Rhodia, S.A. and affiliates, or the New York Litigation, concerning their indemnification obligation for CNA claims as “taxes” under the agreement by which we purchased our business from those parties, Innophos is fully indemnified against the CNA, as well as any like claims pertaining to periods prior to the closing date of purchase, August 13, 2004, in the event those liabilities are incurred.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Fosfatados believes payment of the CNA claims will become due as soon as revised resolutions relating to it are issued by the CNA and become effective. Representatives of Innophos and the Rhodia companies are coordinating efforts for timely payment of the CNA liabilities and indemnity for these claims.

As a result of the latest court determination and indemnification obligation, Innophos recorded in cost of goods sold a charge of $25.5 million (including estimated inflation, interest and penalties) and a corresponding benefit for the Rhodia indemnity receivable of $20.2 million, and an income tax benefit of $5.3 million, resulting in no net charge to Innophos for the 1999-2002 CNA claims, most of which was recorded in the third quarter of 2010.

Probable Post-2002 Claims. Now that the 1999-2002 CNA claims have been sustained, Innophos believes it is likely the CNA will seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2006 on into the future (2003, 2004 and 2005 are believed to be beyond the statute of limitations), or the Post-2002 Fresh Water Claims.

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

Based upon review of the Post-2002 Fresh Water Claims, the advice of counsel, and the facts and applicable law in the context of the recent Mexican Supreme Court decision, management concluded that liability for those claims had become probable. Accordingly, Innophos recorded in cost of goods sold a charge of $16.1 million (including estimated inflation, interest and penalties) and an income tax benefit of $3.3 million in 2010 resulting in a $12.8 million net charge to Innophos for post-2002 claims. The Company is accruing at the higher water rates, increasing our annual pre-tax expenses for water at Coatzacoalcos by approximately $1.0 to 2.0 million (at current exchange rates), depending on capacity utilization.

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

17. Financial Instruments and Concentration of Credit Risks:

The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

for 31%, 40% and 40%, respectively, of net sales for 2010, 2009 and 2008. During 2008 a single customer represented 11% of our sales, otherwise, no other customer accounted for more than 10% of our sales in the last 3 years.

18. Valuation Allowances:

Valuation allowances as of December 31, 2010, 2009 and 2008, and the changes in the valuation allowances for the year ended December 31, 2010, 2009 and 2008 are as follows:

	Balance, January 1, 2010	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2010
Deferred taxes valuation allowances	$5,663	$197	$—	$—	$5,860

	Balance, January 1, 2009	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2009
Deferred taxes valuation allowances	$4,813	$850	$—	$—	$5,663

	Balance, January 1, 2008	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2008
Deferred taxes valuation allowances	$26,929	$(22,116)	$—	$—	$4,813

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

Beginning with the second quarter of 2010, the Company realigned the reportable segments to better reflect the core businesses in which Innophos operates and how it is managed. The Company will report its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products. The previous reported segments of the United States, Mexico and Canada changed to Specialty Phosphates US & Canada, Specialty Phosphates Mexico and GTSP & Other. Specialty Phosphates consists of the products lines Specialty Ingredients (formerly Specialty Salts and Specialty Acids), Food & Technical Grade PPA, and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products. The Company has restated all corresponding items of segment information for earlier periods.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$495,473	$145,078	$73,680	$—	$714,231
Intersegment sales	2,794	36,056	135	(38,985)	—

Total sales	498,267	181,134	73,815	(38,985)	714,231

Operating income (a)	$101,286	$9,739	$(15,589)	—	$95,436

Depreciation and amortization expense	$28,367	$15,721	$5,383	$—	$49,471

Other data
Capital expenditures	$26,174	$5,000	$18	$—	$31,192
Long-lived assets	117,630	72,318	1,677	—	191,625
Total assets	555,550	270,866	1,677	—	828,093

Reconciliation of total assets to reported assets
Total assets	$555,550	$270,866	$1,677	$—	$828,093
Eliminations	(195,823)	(5,380)	—	—	(201,203)

Reported assets (b)	$359,727	$265,486	$1,677	$—	$626,890

For the year ended December 31, 2009	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$500,995	$131,731	$34,033	$—	$666,759
Intersegment sales	27,464	20,912	328	(48,704)	—

Total sales	528,459	152,643	34,361	(48,704)	666,759

Operating income	$126,080	$12,956	$(12,146)	—	$126,890

Depreciation and amortization expense	$30,495	$16,531	$4,161	$—	$51,187

Other data
Capital expenditures	$14,096	$5,368	$145	$—	$19,609
Long-lived assets	114,942	87,193	2,392	—	204,527
Total assets	632,855	258,295	2,392	—	893,542

Reconciliation of total assets to reported assets
Total assets	$632,855	$258,295	$2,392	$—	$893,542
Eliminations	(224,233)	(6,841)	—	—	(231,074)

Reported assets (b)	$408,622	$251,454	$2,392	$—	$662,468

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2008	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$525,012	$291,267	$118,479	$—	$934,758
Intersegment sales	696	29,965	—	(30,661)	—

Total sales	525,708	321,232	118,479	(30,661)	934,758

Operating income	$115,269	$112,270	$71,316	—	$298,855

Depreciation and amortization expense	$32,513	$15,752	$4,242	$—	$52,507

Other data
Capital expenditures	$13,757	$4,579	$200	$—	$18,536
Long-lived assets	127,510	99,943	2,969	—	230,422
Total assets	689,426	309,328	2,969	—	1,001,723

Reconciliation of total assets to reported assets
Total assets	$689,426	$309,328	$2,969	$—	$1,001,723
Eliminations	(273,519)	—	—	—	(273,519)

Reported assets (b)	$415,907	$309,328	$2,969	$—	$728,204

(a)	The year ended December 31, 2010, includes a $21.0 million charge to earnings for the CNA Fresh Water Claims in GTSP & Other.

(b)	GTSP & Other reflects only direct assets. All Mexico indirect assets are included in Specialty Phosphates Mexico.

	Year Ended December 31,
Product Revenues	2010	2009	2008
Specialty Ingredients	$450,923	$443,416	$449,878
Food & Technical Grade PPA	109,334	107,405	150,428
STPP & Detergent Grade PPA	80,294	81,905	215,973
GTSP & Other	73,680	34,033	118,479

Total	$714,231	$666,759	$934,758

	Year Ended December 31,
Geographic Revenues	2010	2009	2008
US	$409,903	$385,037	$451,082
Mexico	108,281	144,168	250,034
Canada	37,467	38,258	39,669
Other foreign countries	158,580	99,296	193,973

Total	$714,231	$666,759	$934,758

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

20. Quarterly information (unaudited):

	2010
	Quarters ended
	March 31	June 30		September 30		December 31,		Total
Net sales	$169,007	$184,032		$168,976		$192,216		$714,231
Gross profit	36,706	47,061		24,952	(a)	48,686		157,405
Net income (loss)	10,350	17,623		(2,080	) (b)	19,262		45,155
Per share data:
Income (loss) per share:
Basic	$0.48	$0.82		$(0.10	) (b)	$0.90
Diluted	$0.47	$0.79		$(0.10	) (b)	$0.86

	2009
	Quarters ended
	March 31	June 30		September 30		December 31,		Total
Net sales	$190,817	$166,766		$161,934		$147,242		$666,759
Gross profit	69,793	49,395		47,730		29,061	(d)	195,979
Net income	30,244	17,609	(c)	15,133		158	(d)	63,144
Per share data:
Income per share:
Basic	$1.43	$0.83	(c)	$0.71		$0.01	(d)
Diluted	$1.39	$0.81	(c)	$0.69		$0.01	(d)

(a)	Includes a $20.0 million charge for the CNA Fresh Water Claims.

(b)	Includes an $11.7 million after tax charge for the CNA Fresh Water Claims and a $7.1 million after tax charge for the debt refinancing.

(c)	Includes a $3.5 million, $2.3 million after tax, gain on the retirement of $10.0 million of the 9.5% Senior Unsecured Notes due April 2012.

(d)	Includes an approximate $7.0 million, $5.0 million after tax, charge for the settlement of the phosphate rock supplier dispute.

21. Related Party Transactions:

In 2009, Innophos Holdings, Inc. elected an independent director who also is the Chief Operating Officer of an Innophos customer. Pursuant to an existing sales agreement, in-place prior to the election of this director, the Company had sales to this customer of approximately $10.3 million and $12.9 million in the fiscal years ended December 31, 2010 and 2009, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Principal Executive Officer and Principal Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2010.

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

As of December 31, 2010, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is included in “Item 8. Financial Statements and Supplementary Data”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during or with respect to the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item relating to Directors and Corporate Governance is set forth under the captions “The Board of Directors and its Committees—Board Committees”, “The Board of Directors and its Committees—Audit Committee”, “Proposals—Election of Board Members”, “The Board of Directors and its Committees—Other Corporate Governance Matters”, “The Board of Directors and its Committees—Nominating and Corporate Governance Committee”, “Policy on Communications from Security Holders and Interested Parties” and “Section 16(a) Beneficial Ownership Compliance” in the registrant’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

See the attached Exhibit Index.

(b) Financial Statement Schedules.

Schedule I—Condensed Financial Information of the Registrant.

CONDENSED FINANCIAL STATEMENTS OF INNOPHOS HOLDINGS, INC.

INNOPHOS HOLDINGS, INC.

Condensed Balance Sheets

(Dollars in thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$562	$213
Accounts receivable due from affiliates	3,848	6,916
Inventories	—	—
Other current assets	1,558	1,558

Total current assets	5,968	8,687
Property, plant and equipment, net	—	—
Goodwill	—	—
Investment in subsidiaries	329,174	347,242
Intangibles and other assets, net	—	706

Total assets	$335,142	$356,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	—	—
Other current liabilities	4,222	4,735

Total current liabilities	4,222	4,735
Long-term debt	—	56,000
Other long-term liabilities	312	522

Total liabilities	4,534	61,257
Commitments and contingencies
Stockholders’ equity	330,608	295,378

Total stockholders’ equity	330,608	295,378

Total liabilities and stockholder’s equity	$335,142	$356,635

INNOPHOS HOLDINGS, INC.

Condensed Statements of Operations

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Net sales	$—	$—	$—
Cost of goods sold	—	—	—

Gross profit	—	—	—

Operating expenses:
Selling, general and administrative	3	6	232
Research & development expenses		—	—

Total operating expenses	3	6	232

Operating loss	(3)	(6)	(232)
Interest expense, net	2,256	2,574	6,624
Foreign exchange (gains) losses	—	—	—
Equity (income) loss	(46,624)	(63,596)	(210,081)

Income before income taxes	44,365	61,016	203,225
Benefit for income taxes	(790)	(2,128)	(3,958)

Net income	$45,155	$63,144	$207,183

INNOPHOS HOLDINGS, INC.

Condensed Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$45,155	$63,144	$207,183
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of deferred financing charges	706	489	363
Gain on retirement of bonds	—	(3,500)	—
Equity income	(46,624)	(63,596)	(210,081)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,068	(922)	(5,994)
(Decrease) increase in accounts payable	—	(17)	17
Decrease in other current liabilities	(534)	(199)	(1,558)
Changes in other long-term assets and liabilities	(211)	308	214

Net cash used for operating activities	1,560	(4,293)	(9,856)

Cash flows provided from investing activities:
Investment in subsidiaries	71,940	24,143	24,169

Net cash provided from investing activities	71,940	24,143	24,169

Cash flows (used for) provided from financing activities:
Capital contribution	236	635	542
Principal repayment of senior unsecured notes	(56,000)	(6,500)	—
Deferred financing costs	(2,828)	—	—
Dividends paid	(14,559)	(14,446)	(14,241)

Net cash used for financing activities	(73,151)	(20,311)	(13,699)

Net change in cash	349	(461)	614
Cash and cash equivalents at beginning of period	213	674	60

Cash and cash equivalents at end of period	$562	$213	$674

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

Debt

On April 13, 2009 the Company purchased $10.0 million of the 9.5% Senior Unsecured Notes due April 2012 for $6.5 million. The Company redeemed for cash all remaining $56.0 million of the 9.5% Senior Unsecured Notes due April 2012 on April 15, 2010.

On April 16, 2007, Innophos Holdings, Inc. issued 9.5% Senior Unsecured Notes due April 2012 for the purpose of redeeming Innophos Investments Holdings, Inc. Floating Rate Senior Notes. Innophos Holdings, Inc. subsidiaries also have debt.

For a discussion of the debt obligations of Innophos Holdings, Inc.’s subsidiaries, see Note 9 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

Dividends

We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock.

Income Taxes

The Company is a member of a U.S. consolidated income tax return. The Company generated net operating losses which can be used by Innophos, Inc. in the U.S. consolidated income tax return. Therefore, the benefit recorded for income taxes in 2009 and 2010 is the result of net operating losses which are realizable by Innophos, Inc. The tax amounts established for the use of these losses are recorded through intercompany accounts which will cash settle.

Commitments and Contingencies

Innophos Holdings, Inc. has no direct commitments and contingencies, but its subsidiaries have direct commitments and contingencies. For a discussion of the commitments and contingencies of Innophos Holdings, Inc.’s subsidiaries, see Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 28th day of February, 2011.

INNOPHOS HOLDINGS, INC.

By:	/S/ RANDOLPH GRESS
Randolph Gress
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ RANDOLPH GRESS Randolph Gress	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/S/ NEIL I. SALMON Neil I. Salmon	Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/S/ CHARLES BRODHEIM Charles Brodheim	Corporate Controller (Principal Accounting Officer)	February 28, 2011

/S/ GARY CAPPELINE Gary Cappeline	Director	February 28, 2011

/S/ AMADO CAVAZOS Amado Cavazos	Director	February 28, 2011

/S/ LINDA MYRICK Linda Myrick	Director	February 28, 2011

/S/ KAREN OSAR Karen Osar	Director	February 28, 2011

/S/ JOHN STEITZ John Steitz	Director	February 28, 2011

/S/ STEPHEN ZIDE Stephen Zide	Director	February 28, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase Agreement dated June 10, 2004 among Rhodia, Inc., Rhodia Canada Inc., Rhodia de Mexico, S.A. de C.V., Rhodia Overseas Limited, Rhodia Consumer Specialties Limited, Rhodia, S.A. and Innophos, Inc. (f/k/a Phosphates Acquisition, Inc.), incorporated by reference to Exhibit 2.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

3.1	Second Amended and Restated Certificate of Incorporation of Innophos Holdings, Inc. incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

3.2	Amended and Restated By-Laws of Innophos Holdings, Inc. as of November 30, 2007 incorporated by reference to Exhibit 99.1/99.2B of Form 8-K of Innophos Holdings, Inc. filed December 6, 2007

4.1	Form of Common Stock certificate incorporated by reference to Exhibit 4.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

4.2	Credit Agreement dated August 27, 2010 by and among Registrant, Innophos Investments Holdings, Inc., and Innophos, Inc., as Borrowers, a group of Lenders, Wells Fargo Bank, National Association, as Administrative, and Bank of America, as Syndication Agent, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed August 31, 2010

10.1	Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. and Innophos, Inc. (filed in redacted form per confidential treatment order) incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.2	Assignment, Assumption, and Consent to be effective May 1, 2009 concerning the Purchase and Sale Agreement of Anhydrous Ammonia, filed herewith

10.3	Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.4	Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P. incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.5	Base Agreement dated as of September 1, 2003 by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.6	Purchase and Sale Agreement of Anhydrous Ammonia dated as of February 15, 2008 , by and between Pemex Petroquimica, and Innophos Fosfatados De Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order) incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. for the year ended December 31, 2008

10.7

Sulfur Supply Contract dated as of January 1, 2011 by and Between Pemex Gas Y Petroquimica Basica and Innophos Fosfatados de Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), filed herewith

10.8	Supply Agreement dated as of June 18, 1998 by and among Colgate Palmolive Company,

Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.21 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed November 23, 2005

10.9	Operations Agreement made as of June 18, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.22 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed November 23, 2005

10.10	Form of Memorandum of Agreement dated January 30, 2009 by and between Innophos, Inc. and Colgate Palmolive incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. and Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 5, 2009

10.11	Form of Individual Employment Agreement for executive officers of Innophos Servicios de Mexico, S. de R.L. de C.V., incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.12	Form of Executive Employment Agreement by and between Innophos Holdings, Inc. and executive officers incorporated by reference to Exhibit 99.13 of Form 8-K of Innophos Holdings, Inc. filed May 1, 2008

10.13	Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan incorporated by reference to Exhibit 10.28 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

10.14	Form of Indemnification Agreement, by and among Innophos Holdings, Inc. and certain Directors and Executive Officers incorporated by reference to Exhibit 99.2 of Form 8-K of Innophos Holdings, Inc. filed January 31, 2007

10.15	Form of 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.16	Form of 2009 Long-Term Incentive Plan (2009 LTIP) incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed June 4, 2009

10.17	Form of Award Agreement under Long Term Incentive Plans incorporated by reference to Exhibit 4.5 of Form S-8 of Innophos Holdings, Inc. filed June 15, 2009

10.18	Form of Innophos, Inc. Retirement Savings Restoration Plan effective as of January 1, 2006, incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006

10.19	Addendum No. 13 dated February 4, 2010 to Agreement dated as of September 10, 1992 by and between OCP, S.A. and Innophos Mexicana, S.A. de C.V. incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. (filed in redacted form per confidential treatment order) filed February 26, 2010

10.20	Innophos, Inc. 2010 Executive, Management and Sales Incentive Plan effective January 1, 2010, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed June 17, 2010

12.1	Statement re: Calculation of Ratio of Earnings to Fixed Charges, filed herewith

21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. for the year ended December 31, 2008

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Principal Executive Officer dated February 28, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

31.2	Certification of Principal Executive Officer dated February 28, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32.1	Certification of Principal Executive Officer dated February 28, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32.2	Certification of Principal Executive Officer dated February 28, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

Pursuant to rules of the Securities and Exchange Commission, agreements and instruments evidencing the rights of holders of debt whose total amount does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis are not being filed as exhibits to this report. The registrant has agreed to furnish a copy of such agreements and instruments to the Commission upon its request.