Form 10-Q
period 2011-03-31
Innophos Holdings, Inc.
filed 2011-05-04
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number 001-33124
 ___________________________________________
INNOPHOS HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)
 ___________________________________________

Delaware	20-1380758
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

259 Prospect Plains Road Cranbury, New Jersey	08512
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (609) 495-2495
 ____________________________________________
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2011, the registrant had 21,701,000 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts, share amounts or where otherwise noted)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$80,629	$63,706
Accounts receivable - trade	86,485	74,691
Inventories	114,291	123,182
Other current assets	72,917	75,898
Total current assets	354,322	337,477
Property, plant and equipment, net	189,215	191,625
Goodwill	51,706	51,706
Intangibles and other assets, net	45,312	46,082
Total assets	$640,555	$626,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Accounts payable, trade and other	37,060	38,095
Other current liabilities	79,885	84,239
Total current liabilities	120,945	126,334
Long-term debt	139,000	145,000
Other long-term liabilities	27,140	24,840
Total liabilities	287,085	296,174
Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock, par value $.001 per share; authorized 100,000,000; issued 21,701,522 and 21,463,934; outstanding 21,701,000 and 21,463,934 shares	22	21
Paid-in capital	107,796	106,032
Common stock held in treasury, at cost	(17)	—
Retained earnings	248,156	227,752
Accumulated other comprehensive loss	(2,487)	(3,089)
Total stockholders’ equity	353,470	330,716
Total liabilities and stockholders’ equity	$640,555	$626,890
See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations (Unaudited)
(In thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Net sales	$197,598	$169,007
Cost of goods sold	140,269	132,301
Gross profit	57,329	36,706
Operating expenses:
Selling, general and administrative	15,816	14,520
Research & development expenses	691	563
Total operating expenses	16,507	15,083
Operating income	40,822	21,623
Interest expense, net	1,303	5,827
Foreign exchange loss (gain)	710	(230)
Income before income taxes	38,809	16,026
Provision for income taxes	12,840	5,676
Net income	$25,969	$10,350
Per share data (see Note 2):
Income per Common share:
Basic	$1.19	$0.48
Diluted	$1.15	$0.47
Weighted average common shares outstanding:
Basic	21,735,230	21,378,593
Diluted	22,612,342	22,207,475
Dividends paid per share of common stock	$0.17	$0.17
Dividends declared per share of common stock	$0.25	$0.17
See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities
Net income	$25,969	$10,350
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	10,194	12,655
Amortization of deferred financing charges	158	431
Deferred income tax provision	2,543	203
Deferred profit sharing	(255)	(205)
Share-based compensation	2,273	721
Changes in assets and liabilities:
Decrease in restricted cash	—	1,749
Increase in accounts receivable	(11,794)	(14,997)
Decrease (increase) in inventories	8,891	(1,075)
Decrease in other current assets	2,981	1,763
(Decrease) increase in accounts payable	(1,035)	3,109
Decrease in other current liabilities	(6,131)	(21,311)
Changes in other long-term assets and liabilities	(2,473)	(120)
Net cash provided from (used for) operating activities	31,321	(6,727)
Cash flows from investing activities:
Capital expenditures	(7,307)	(7,249)
Net cash used for investing activities	(7,307)	(7,249)
Cash flows from financing activities:
Proceeds from exercise of stock options	320	158
Long-term debt repayments	(6,000)	—
Excess tax benefits from exercise of stock options	2,255	502
Common stock repurchases	(17)	—
Dividends paid	(3,649)	(3,633)
Net cash used for financing activities	(7,091)	(2,973)
Net change in cash	16,923	(16,949)
Cash and cash equivalents at beginning of period	63,706	132,451
Cash and cash equivalents at end of period	$80,629	$115,502
See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Treasury Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2010	21,334	$21	$—	$197,541	$100,066	$(2,250)	$295,378
Net income				45,155			45,155
Change in interest rate swaps, net of tax						223	223
Change in pension and post-retirement plans, net of tax						(1,062)	(1,062)
Other comprehensive income, net of tax							44,316
Proceeds from stock award exercises and issuances	119				236		236
Issuance of annual retainer stock to external Board of Directors	11						—
Share-based compensation					5,090		5,090
Excess tax benefits from exercise of stock options					640		640
Dividends declared				(14,944)			(14,944)
Balance, December 31, 2010	21,464	21	$—	$227,752	$106,032	$(3,089)	$330,716
Net income				25,969			25,969
Change in interest rate swaps, net of tax						263	263
Change in pension and post-retirement plans, net of tax						339	339
Other comprehensive income, net of tax							26,571
Proceeds from stock award exercises and issuances	237	1			(2,764)		(2,763)
Share-based compensation					2,273		2,273
Excess tax benefits from exercise of stock options					2,255		2,255
Common stock repurchases	(1)		(17)				(17)
Dividends declared				(5,565)			(5,565)
Balance, March 31, 2011	21,700	$22	$(17)	$248,156	$107,796	$(2,487)	$353,470
See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

1. Basis of Statement Presentation:
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos Holdings, Inc. and Subsidiaries, or Company, have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.) for interim financial reporting and do not include all disclosures required by generally accepted accounting principles in the U.S. for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2010 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
Certain prior year balances have been restated to conform to current year presentation.
Recently Issued Accounting Standards
In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (EITF), which provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The implementation of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

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
 Total outstanding stock options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 492,220 and 718,970 for the three months ended March 31, 2011 and March 31, 2010, respectively. The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Net income	25,969	10,350
Less: earnings attributable to unvested shares	—	(3)
Net income available to common shareholders	$25,969	$10,347
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,735,230	21,378,593
Dilutive effect of stock equivalents	877,112	828,882
Diluted number of weighted average common shares outstanding	22,612,342	22,207,475
Earnings per common share:
Income per common share—Basic	$1.19	$0.48
Income per common share—Diluted	$1.15	$0.47
3. Dividends:
The following is the dividend activity for the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended
	March 31
	2011	2010
Dividends declared—per share	$0.25	$0.17
Dividends declared—aggregate	5,425	3,640
Dividends paid—per share	0.17	0.17
Dividends paid—aggregate	3,649	3,633
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

•
Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of the Company's common stock, within a range of shares from zero to a specified maximum (generally 200%), calculated using a combination of contribution margin growth and multi-year future average return on performance parameters selected in advance as defined solely by reference to the Company's own activities. Dividends will accrue over the vesting period and are paid on performance share awards when fully vested and distributed.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	March 31, 2011	March 31, 2010
Stock options	$431	$211
Restricted stock	6	4
Performance share awards	1,836	506
Total share-based compensation expense	2,273	$721
The fair value of the options granted during 2011 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options
Expected volatility	54.43%
Dividend yield	2.28%
Risk-free interest rate	2.3%
Expected term	6 years
Weighted average grant date fair value of stock options	$17.14
In connection with the vesting of the performance share awards issued in 2007 and 2008, the Company issued 208,630 shares of common stock, net of certain tax withholdings, to certain employees as required under the terms of the plan.
There were 95,920 non-qualified options granted at an exercise price of $39.67 per share to certain employees on March 18, 2011 with a fair value of $17.14 per common share, or $1.6 million in the aggregate which reflects forfeiture assumptions. These awards are classified as equity awards and vest equally through March 18, 2014. The compensation expense is amortized on a straight-line basis over the requisite vesting period and accelerated for those employees that are retirement eligible during the vesting period. For these grants, the Company had chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price from the announced increase in the dividend up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.
There were 50,970 performance share awards granted, assuming achieving targeted contribution margin and return on invested capital growth, on March 18, 2011 with a fair value of $39.67 per common share, or $1.9 million in the aggregate which reflects forfeiture assumptions. The expected term for the performance share awards is a 3 year cliff vesting. Declared dividend equivalents will accrue on the performance share awards and will vest over the same period. The compensation expense is amortized on a straight-line basis over the requisite vesting period and accelerated for those employees that are retirement eligible during the vesting period.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

5. Inventories:
Inventories consist of the following:

	March 31, 2011	December 31, 2010
Finished products	$78,817	$82,961
Raw materials	27,866	32,844
Spare parts	7,608	7,377
	$114,291	$123,182
Inventory reserves as of March 31, 2011 and December 31, 2010 were $9,830 and $8,473, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

6. Other Current Assets:
Other current assets consist of the following:

	March 31, 2011	December 31, 2010
Vendor inventory deposits	$23,218	$8,560
Rhodia indemnity receivable for CNA water tax claims (see note 12)	21,202	20,177
Prepaid income taxes	8,611	14,002
Creditable taxes (value added taxes)	8,484	15,868
Deferred income taxes	7,782	7,782
Other prepaids	2,136	2,832
Other	1,484	6,677
	$72,917	$75,898
7. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2011	December 31, 2010
Developed technology and application patents, net of accumulated amortization of $12,530 for 2011 and $12,057 for 2010	10-20	$24,070	$24,543
Customer relationships, net of accumulated amortization of $5,146 for 2011 and $4,909 for 2010	5-15	6,184	6,421
Tradenames and license agreements, net of accumulated amortization of $3,918 for 2011 and $3,815 for 2010	5-20	5,442	5,545
Capitalized software, net of accumulated amortization of $2,688 for 2011 and $2,642 for 2010	3-5	277	323
Non-compete agreement, net of accumulated amortization of $472 for 2011 and $441 for 2010	5	158	189
Total Intangibles		$36,131	$37,021
Deferred financing costs, net of accumulated amortization of $387 for 2011 and $229 for 2010		$2,440	$2,599
Deferred income taxes		3,431	3,421
Other assets		3,310	3,041
Total other assets		$9,181	$9,061
		$45,312	$46,082
8. Other Current Liabilities:
Other current liabilities consist of the following:

	March 31, 2011	December 31, 2010
CNA water tax claims (see Note 12)	$40,707	$41,573
Taxes	12,268	7,761
Payroll related	8,268	15,787
Dividends payable	5,425	3,648
Benefits and pensions	4,958	6,070
Freight and rebates	2,447	4,107
Other	5,812	5,293
	$79,885	$84,239

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

9. Debt and Interest:
Short-term borrowings and long-term debt consist of the following:

	March 31, 2011	December 31, 2010
Term loan due 2015	$98,000	$99,000
Revolver borrowings under the credit facility	45,000	50,000
	$143,000	$149,000
Less current portion	4,000	4,000
	$139,000	$145,000
The Company's credit facility includes a term loan and a revolving line of credit of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. As of March 31, 2011, $98.0 million was outstanding under the Term Loan and $45.0 million was outstanding under the revolving line of credit with total availability at $78.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility.
The Company maintains an interest rate swap with a notional amount that corresponds directly with our Term Loan and has a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is an asset of approximately $0.8 million as of March 31, 2011 and is a component of other comprehensive loss.
As of March 31, 2011, the Company was in full compliance with all debt covenant requirements.
Total interest cash payments by the Company for all indebtedness for the three months ended March 31, 2011 and March 31, 2010 was $1,543 and $8,560, respectively.
Interest expense, net consists of the following:

	Three months ended
	March 31, 2011	March 31, 2010
Interest expense	$1,546	5,687
Deferred financing cost	158	431
Interest income	(190)	(126)
Less: amount capitalized for capital projects	(211)	(165)
Total interest expense, net	$1,303	$5,827
10. Other Long-term liabilities:
Other long-term liabilities consist of the following:

	March 31, 2011	December 31, 2010
Deferred income taxes	$13,917	$10,989
Post employment liabilities	10,036	10,141
Environmental liabilities	1,100	1,100
Other liabilities	2,087	2,610
	$27,140	$24,840

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

11. Income Taxes:
The effective income tax rate on income before taxes was approximately 33% for the three months ended March 31, 2011 compared to approximately 35% for the comparable period in 2010. The variance in the effective tax rate is due to the reversal of the 2005 Mexican CNA water claims accrual (see note 12, Mexican CNA Water Tax Claims) being recorded as a discrete item for tax provision purposes and a result of increased earnings before tax in lower tax jurisdictions combined with a change in tax rates for our operations in multiple tax jurisdictions.
Currently, the Company is under examination by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. As of March 31, 2011, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position.
Net income tax refunds were $2,164 and net taxes paid were $6,800 for the three months ended March 31, 2011 and March 31, 2010, respectively.
12. Commitments and Contingencies
Environmental
The Company's operations are subject to extensive and changing federal and state environmental laws and regulations. The Company's manufacturing sites have an extended history of industrial use, and soil and groundwater contamination have or may have occurred in the past and might occur or be discovered in the future.
Environmental efforts are difficult to assess for numerous reasons, including the discovery of new remedial sites, discovery of new information and scarcity of reliable information pertaining to certain sites, improvements in technology, changes in environmental laws and regulations, numerous possible remedial techniques and solutions, difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the extended time periods over which remediation occurs. Other than the items listed below, the Company is not aware of material environmental liabilities which are probable and estimable. As the Company's environmental contingencies are more clearly determined, it is reasonably possible that amounts may need to be accrued. However, management does not believe, based on current information, that environmental remediation requirements will have a material impact on the Company's results of operations, financial position or cash flows.
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of March 31, 2011.
Litigation
2008 RCRA Civil Enforcement - Geismar, Louisiana plant
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
Since referral of the case to DOJ, we and PCS have engaged in periodic discussions with DOJ/EPA and the Louisiana Department of Environmental Quality (LDEQ), collectively the Government Parties, in order to resolve the matter. In addition to asserting that the two materials in question are not hazardous wastes, we have also sought to demonstrate that both the nature and character of the materials as well as their use, handling and disposition were detailed in a solid waste permit amendment application filed in 1989 by PCS's predecessor, when our plant was first constructed, and approved by the Louisiana Department of Environmental Quality under the state RCRA program.
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
Even though the companies have begun substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA's concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions at what cost allocation or, depending on those factors and the Government Parties' position, whether this matter will be settled with the Government Parties and/or between the companies, or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations or with PCS as to cost responsibility, no assurance can be given as to its outcome.
Based upon advice of our environmental counsel, we have determined that the risk of an effort by the Government Parties to shut down our Geismar plant or PCS's Geismar plant from which we obtain the green acid raw material is remote. In addition, we have concluded that the contingent liability arising from compliance costs for this matter as discussed above is neither remote nor probable, but is reasonably possible.
Mexican CNA Water Tax Claims
On October 6, 2010 the Mexican Supreme Court upheld claims by the Mexican Comision National del Agua, or CNA, for higher water duties payable by our Mexican subsidiary, Innophos Fosfatados S.A. de C.V, or Fosfatados, relating to water usage at our Coatzacoalcos, Veracruz, Mexico plant. The claims are for the period 1999 through 2002 and total approximately $26.8 million (at current exchange rates), including basic charges of $7.7 million and $19.1 million for interest, inflation and penalties.
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
As a result of the latest court determination and indemnification obligation, Innophos recorded a liability (charged to cost of goods sold) of $26.8 million (including estimated inflation, interest and penalties) and a corresponding benefit for the Rhodia indemnity receivable of $21.2 million, and an income tax benefit of $5.6 million, resulting in no net charge to Innophos for the 1999-2002 CNA claims, most of which was recorded in the third quarter of 2010.
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
Based upon review of the Post-2002 Fresh Water Claims, the advice of counsel, and the facts and applicable law in the

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

context of the recent Mexican Supreme Court decision, management concluded that liability for those claims had become probable. Accordingly, Innophos has an accrued liability of $13.9 million as of March 31, 2011 including estimated inflation, interest and penalties. The Company recorded the reversal of the 2005 pre-tax charges of $3.6 million in the first quarter of 2011 as a result of the expiration of the statute of limitations. In addition, the Company recorded pre-tax charges (including inflation, interest and penalties) of $1.4 million in the first quarter of 2011.
In summary, as of March 31, 2011 the Company has recorded a Rhodia indemnity receivable of $21.2 million, a CNA liability of $40.7 million and a tax benefit of $8.4 million related to the CNA Fresh Water Claims.
The Company estimates that annual pre-tax expenses for increased inflation, interest and penalties will be approximately $3.0 to $4.0 million (at current exchange rates).
Other Legal Matters
In March 2008, Sudamfos S.A., or Sudamfos, an Argentine phosphate producer, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with Mexicana. Sudamfos claimed Mexicana agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and sought an order requiring Mexicana to sell approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. Subsequently, Sudamfos withdrew the request for arbitration. In October 2008, Mexicana filed a lawsuit in Mexico against Sudamfos to collect approximately $1.2 million representing the contract price for prior deliveries of acid that Sudamfos had refused to pay. In October 2009, Sudamfos answered the suit and counterclaimed for $3.0 million based upon the agreement alleged in the arbitration request to sell additional acid, which agreement Mexicana denies. In June 2010, Mexico's trial court ruled in favor of Mexicana's claim and denied Sudamfos' counterclaim. In July 2010, Sudamfos appealed that ruling. In October 2010, the appellate court ruled that Sudamfos should be allowed discovery of documents as to its claims, which ruling Mexicana is contesting. The timing of a decision on the discovery issue is not known. Management has determined that the outstanding receivable is fully collectible, and that the contingent liability from the Sudamfos counterclaim is remote, and therefore no accrual is required.
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

13. Pension:
Net periodic benefit expense for the United States plans for the three months ended March 31, 2011:

	2011
	Pension benefits	Other benefits	Total
Service cost	$—	$75	$75
Interest cost	28	37	65
Expected return on assets	(18)	—	(18)
Amortization of prior service cost	—	35	35
Amortization of unrecognized (gains)/losses	—	(16)	(16)
Net periodic benefit expense	$10	$131	$141
Net periodic benefit expense for the United States plans for the three months ended March 31, 2010:

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

	2010
	Pension benefits	Other benefits	Total
Service cost	$—	$90	$90
Interest cost	27	46	73
Expected return on assets	(21)	—	(21)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	(1)	(19)	(20)
Net periodic benefit expense	$5	$182	$187
We made our entire cash contributions of $2.9 million for our U.S. defined contribution plan during the first quarter of 2011 for the plan year 2010. The U.S. defined benefit cash contributions will be, at a minimum, approximately $0.2 million for 2011.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended March 31, 2011:

	2011
	Pension benefits	Other benefits	Total
Service cost	$70	$17	$87
Interest cost	144	24	168
Expected return on assets	(241)	—	(241)
Amortization of transition obligation	—	8	8
Amortization of prior service cost	27	—	27
Amortization of unrecognized (gains)/losses	41	10	51
Exchange rate changes	166	(30)	136
Net periodic benefit expense	$207	$29	$236
Net periodic benefit expense for the Canadian plans for the three months ended March 31, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$52	$13	$65
Interest cost	133	21	154
Expected return on assets	(212)	—	(212)
Amortization of transition obligation	—	7	7
Amortization of prior service cost	25	—	25
Amortization of unrecognized (gains)/losses	23	5	28
Exchange rate changes	(79)	15	(64)
Net periodic benefit expense	$(58)	$61	$3
We made cash contributions to our Canadian defined benefit plan of $0.2 million during the three months ended March 31, 2011. We expect to make additional cash contributions to our Canadian defined benefit plans of $0.7 million during the remainder of 2011.
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
The Company reports its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA, and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

For the three months ended March 31, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$130,344	$45,502	$21,752	$—	$197,598
Intersegment sales	432	11,427	55	(11,914)	—
Total sales	130,776	56,929	21,807	(11,914)	197,598
Operating income (a)	$29,822	$3,970	$7,030	$—	$40,822
Depreciation and amortization expense	$4,834	$3,924	$1,436	$—	$10,194

For the three months ended March 31, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$123,358	$33,199	$12,450	$—	$169,007
Intersegment sales	1,195	9,183	47	(10,425)	—
Total sales	124,553	42,382	12,497	(10,425)	169,007
Operating income	$20,059	$1,427	$137	$—	$21,623
Depreciation and amortization expense	$7,425	$3,900	$1,330	$—	$12,655
(a) Includes a $3.8 million benefit to earnings for the expected future CNA Fresh Water Claims, primarily for the reversal of the 2005 period which is now beyond the statute of limitations, in GTSP & Other.

ITEM 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS
This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” as contained in our 2010 Annual Report on Form 10-K and “Forward-Looking Statements” sections of that report.
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
Recent Trends and Outlook
Ongoing volume strength is expected to continue in the Company's Specialty Phosphate business and management expects full year 2011 growth in net sales for Specialty Phosphates to be similar to the 12% achieved in the current quarter.

Management's expectations for margins remain unchanged for Specialty Phosphates, with full year 2011 expected to be similar to the 2010 average of 17%. As previously noted, first quarter margins were 2% higher than full year 2011 expectations, and 1% higher sequentially, due to price increases achieved in advance of the increased cost of goods sold expected to become more evident from the 2011 second quarter.

For GTSP & Other, further pricing improvement and stronger volumes are expected for the second quarter, leaving full year 2011 expectations for this segment, excluding the effects of Mexican water duties updates, also unchanged at around $100 million in revenue with a 15% operating income margin. Current profitability for GTSP & Other is above its historical average, assisted by current strong fertilizer market conditions.

The second quarter sequential increase in cost of goods sold is expected to be in the $6 to $8 million range, leading to a year over year increase near the upper end of the $10 to $15 million range management has previously indicated. Further increases in rock and sulfur related raw material costs are anticipated into the third quarter, and the Company has already begun to take actions to offset these increases.

Capital expenditure expectations remain at $40 million of spending in 2011. Investment continues to be focused on debottlenecking US / Canada and Mexico Specialty Salts facilities, geographical expansion and enhancing Mexico's capability to process multiple grades of rock consistent with the Company's supply chain diversification strategy. The expansion projects previously announced remain on track to deliver additional capacity in support of expected growth particularly for calcium and potassium phosphate product ranges. In addition, limited investment continues in order to evaluate Innophos' Mexican phosphate rock concessions. The Company is also continuing to invest in its ERP project, with management anticipating an implementation mid-2011.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended		Three months ended
	March 31, 2011		March 31, 2010
	Amount	%	Amount	%
Net sales	$197.6	100.0	$169.0	100.0
Cost of goods sold	140.3	71.0	132.3	78.3
Gross profit	57.3	29.0	36.7	21.7
Operating expenses:
Selling, general and administrative	15.8	8.0	14.5	8.6
Research & development expenses	0.7	0.4	0.6	0.4
Operating income	40.8	20.6	21.6	12.8
Interest expense, net	1.3	0.7	5.8	3.4
Foreign exchange loss (gain), net	0.7	0.4	(0.2)	(0.1)
Provision for income taxes	12.8	6.5	5.6	3.3
Net income	$26.0	13.2	$10.4	6.2
Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2011 were $197.6 million, an increase of $28.6 million, or 16.9%, as compared to $169.0 million for the same period in 2010. Selling price increases had a positive effect on revenue of 9.3% or $15.7 million which occurred across all product lines and segments. Volumes increased 7.6% or $12.9 million with all major product lines except STPP & Detergent Grade PPA contributing.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. The current quarter selling price dollar variance is derived from the current quarter year to date selling price dollar variance less the previous quarter year to date selling price dollar variance. The selling price dollar variance is then divided by the prior period sales dollars to calculate the percentage change. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the three months ended March 31, 2011 the percentage changes in net sales by reportable segments compared with the same period in 2010, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	5.4%	0.3%	5.7%
Specialty Phosphates Mexico	8.7%	28.4%	37.1%
Total Specialty Phosphates	6.1%	6.2%	12.3%
GTSP & Other	49.9%	24.8%	74.7%
Total	9.3%	7.6%	16.9%
The following table illustrates for the three months ended March 31, 2011 the percentage changes for net sales by Specialty Phosphates product lines compared with the same period in 2010, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Ingredients	4.2%	4.6%	8.8%
Food & Technical Grade PPA	8.1%	19.2%	27.3%
STPP & Detergent Grade PPA	13.2%	(1.5)%	11.7%
Gross Profit

Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2011 was $57.3 million, an increase of $20.6 million, or 56.1%, as compared to $36.7 million for the same period in 2010. Gross margin increased to 29.0% for the three months ended March 31, 2011 versus 21.7% for the same period in 2010 as the current period benefited from selling price increases ahead of anticipated raw material cost increases and the prior period was affected by unfavorable raw material cost lags. Gross profit was favorably affected by $15.7 million for higher selling prices, $3.6 million for the reversal of the 2005 Mexican CNA Fresh Water Claims (determined to be beyond the statute of limitations), $3.2 million for higher volumes and $2.2 million for lower depreciation expense, partially offset by $3.2 million expense for a planned maintenance outage at our Coatzacoalcos, Mexico manufacturing facility and $0.9 million higher manufacturing costs due to higher operating rates and unfavorable exchange rates.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and R&D expenses. For the three months ended March 31, 2011, these costs were $16.5 million, an increase of $1.4 million, or 9.3%, as compared to $15.1 million for the same period in 2010. The increase was primarily due to $2.4 million of non-cash stock compensation and higher employee medical related expenses partially offset by $1.0 million lower legal expenses related to the arbitration of a phosphate rock supply dispute in the prior year.
Operating Income
Operating income for the three months ended March 31, 2011 was $40.8 million, an increase of $19.2 million, or 88.9%, as compared to $21.6 million for the same period in 2010. Operating income as a percentage of net sales for the Company increased to 20.6% versus 12.8% for the same period in 2010 due to the benefits described in the gross profit section above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2011 was $1.3 million, a decrease of $4.5 million, compared to $5.8 million for the same period in 2010. This decrease is primarily due to the replacement in mid-2010 of $246 million of notes averaging 9% interest rates with a partially drawn $225 million senior secured credit facility that had average interest rates below 4% in the first quarter 2011.
Foreign Exchange
Foreign exchange loss for the three months ended March 31, 2011 was $0.7 million compared to a gain of $0.2 million for the same period in 2010. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 33% for the three months ended March 31, 2011 compared to 35% for the same period in 2010. The variance in the effective tax rate is due to the reversal of the 2005 Mexican CNA water claims accrual being recorded as a discrete item for tax provision purposes and a result of increased earnings before tax in lower tax jurisdictions combined with a change in tax rates for our operations in multiple tax jurisdictions.

Net Income
Net income for the three months ended March 31, 2011 was $26.0 million, an increase of $15.6 million, compared to net income of $10.4 million for the same period in 2010, due to the factors described above.
Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP and other non-Specialty Phosphate products. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA, and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$130,344	$123,358	5.7%
Specialty Phosphates Mexico	45,502	33,199	37.1%
Total Specialty Phosphates	$175,846	$156,557	12.3%
GTSP & Other	21,752	12,450	74.7%
Total	$197,598	$169,007	16.9%

Segment Operating Income
Specialty Phosphates US & Canada	$29,822	$20,059
Specialty Phosphates Mexico	3,970	1,427
Total Specialty Phosphates	$33,792	$21,486
GTSP & Other (a)	7,030	137
Total	$40,822	$21,623

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	22.9%	16.3%
Specialty Phosphates Mexico	8.7%	4.3%
Total Specialty Phosphates	19.2%	13.7%
GTSP & Other (a)	32.3%	1.1%
Total	20.7%	12.8%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$4,834	$7,425
Specialty Phosphates Mexico	3,924	3,900
Total Specialty Phosphates	8,758	11,325
GTSP & Other	1,436	1,330
Total	$10,194	$12,655
(a) The three months ended March 31, 2011 includes a $3.8 million benefit to earnings related to the expected future CNA Fresh Water Claims, primarily for the reversal of the 2005 period which is now beyond the statute of limitations.
Three months ended March 31, 2011 compared to the three months ended March 31, 2010
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 5.7% for the three months ended March 31, 2011 when compared with the same period in 2010. Selling prices increased 5.4% with increases across all product lines. Volumes were flat, as growth in specialty ingredients and PPA were offset by STPP declines.
Specialty Phosphates Mexico net sales increased 37.1% for the three months ended March 31, 2011 when compared with the same period in 2010. Volumes increased 28.4% driven by higher grade PPA and food grade specialty phosphates sales. Selling prices increased 8.7% with increases across all product lines.
GTSP & Other net sales increased 74.7% for the three months ended March 31, 2011, when compared with the same period in 2010, on 24.8% higher volumes and 49.9% higher selling prices.
Segment Operating Income % of Net Sales:
The 6.6% increase in Specialty Phosphates US & Canada for the three months ended March 31, 2011 compared with the same period in 2010 is mainly due to increased selling prices, lower raw material costs due to first quarter 2010 inventory lags and lower depreciation expense partially offset by increased operating expenses.
The 4.4% increase in Specialty Phosphates Mexico for the three months ended March 31, 2011 compared with the same period in 2010 is mainly due to increased selling prices and lower operating expense related to the arbitration of a phosphate rock supply dispute in the prior year, partially offset by increased manufacturing costs due to higher operating rates and a planned maintenance outage at the Coatzacoalcos manufacturing facility.
The 31.2% increase in GTSP & Other for the three months ended March 31, 2011 compared with the same period in 2010 is primarily due to higher selling prices and the reversal of the 2005 Mexican CNA water claims which are now beyond the statute of limitations, partially offset by higher manufacturing costs from a planned maintenance outage at the Coatzacoalcos manufacturing facility.
Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Operating Activities	$31.3	$(6.7)
Investing Activities	(7.3)	(7.2)
Financing Activities	(7.1)	(3.0)
Three months ended March 31, 2011 compared to three months ended March 31, 2010
Net cash provided by operating activities was $31.3 million for the three months ended March 31, 2011 as compared to a use of $6.7 million for 2010, an increase of $38.0 million. The increase in operating activities cash resulted primarily from favorable changes of $23.6 million in working capital and $15.6 million in net income as described earlier.
The change in working capital is a use of cash of $7.1million in 2011 compared to a use in 2010 of $30.7 million, an increase in cash of $23.6 million. The increase in cash is mainly due to lower cash outlays for current liabilities (mainly income taxes, interest, and other accruals) and inventory reductions in the current quarter.
Net cash used for investing activities was $7.3 million for the three months ended March 31, 2011, compared to $7.2 million for 2010, as higher capital spending for several manufacturing expansion projects offset decreased spending on the Company's ERP project.
In the second quarter of 2009 the Company launched an ERP project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. To date the Company has spent approximately $27.6 million on this project, of which approximately $19.8 million was capitalized as of March 31, 2011. Management anticipates implementation in mid 2011.
The Company is investing to grow its food, beverage and pharmaceutical phosphate business, especially geographically, and also to diversify its raw material supply long term. Projects are underway in the U.S. to debottleneck and increase production capabilities of various specialty ingredients such as the $4.5 million calcium leavening agents project at its Nashville, TN plant and the tri-calcium phosphate capacity expansion project at Chicago Heights, IL. In Mexico, projects are focused on debottlenecking Specialty Salts units and on enhancing Mexico's capability to process multiple grades of rock consistent with the Company's supply chain diversification strategy.
Management projects total 2011 capital expenditures to be approximately $40 million.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Santo Domingo mining concession deposit could require expenditures of $10 to $15 million over a three to five year period, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. 2010 expenditures on the exploration of the Baja California Sur concession deposits were approximately $1.0 million. It is estimated that 2011 overall concession-related expenditures could range from a low of $1.0 million to a high of $4.5 million, with efforts primarily focused on the Santo Domingo deposit. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash used for financing activities for the three months ended March 31, 2011, was a use of $7.1 million, compared to a use of $3.0 million in 2010, an increase in the use of cash of $4.1 million. This was mainly due to repayments of $5.0 million on our revolving loan facility and $1.0 million on our term loan, partially offset by increased tax benefits from exercise of stock options of $1.8 million.
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
The Company's available financial resources allow for the continuation of dividend payments, pursuit of several “bolt-on” acquisition projects and further geographic expansion initiatives. We further believe that on-hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.
We are subject to Rhodia's ability to perform its obligations under our 2004 acquisition agreement, primarily to indemnify us against CNA Fresh Water Claims currently estimated at $26.8 million for the periods through 2002. Such indemnification rights have been confirmed by court judgments.
Since the CNA Fresh Water Claims were upheld for the periods through 2002, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2006 on into the future (2003, 2004 and 2005 are believed to be beyond the statute of limitations). Innophos has an accrued liability of $13.9 million as of March 31, 2011 including estimated inflation, interest and penalties for these post-2002 claims. Although not included in our court judgments in ongoing litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in our 2004 acquisition agreement. Rhodia has contested indemnification responsibility for those breaches. Refer to Note 12 of Notes to Consolidated Financial Statements in “Item 1. Financial Statements”.
As of March 31, 2011, the Company has recorded a Rhodia indemnity receivable of $21.2 million, a CNA liability of $40.7 million and a tax benefit of $8.4 million related to the CNA Water Claims.
On March 21, 2011 the Company declared an increase to its dividend from $0.17 per share to $0.25 per share to holders of record on April 15, 2011.

	Years ending December 31,
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Term loan and revolver borrowings (1)	143,000	3,000	4,000	4,000	4,000	128,000	—
Future service pension benefits	10,451	620	727	820	900	999	6,385
Other (2)	533,088	106,060	61,004	61,004	61,004	61,004	183,012
Operating leases	20,691	5,178	4,370	3,663	2,597	2,317	2,566
Total contractual cash obligations	$707,230	$114,858	$70,101	$69,487	$68,501	$192,320	$191,963

(1)	Amounts exclude interest payments.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.
Critical Accounting Estimates
There have been no material changes from the critical accounting estimates previously disclosed in our 2010 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
At March 31, 2011, we had $98.0 million principal amount of variable-rate debt and a $125.0 million revolving credit facility, of which $45.0 million was outstanding, both of which approximate fair value. Total remaining availability was $78.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. In the third quarter of 2010 we entered into an interest rate swap with a notional amount that corresponds directly with our Term Loan and has a fixed rate of 1.994% plus the applicable margin on the debt, expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter.
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
In the first quarter of 2011, we purchased forward natural gas price cap contracts which allow us to purchase a portion of our monthly natural gas usage requirements at a fixed price if prevailing market prices are greater than the contractual fixed price amount. These contracts are for periods expiring through May 2012, and apply to our U.S., Canadian and Mexican facilities.
We do not currently, but may from time to time, hedge our currency rate risks.
We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. No one customer accounted for more than 10% of our sales in the last 3 years.
Foreign Currency Exchange Rates
The U.S. Dollar is the functional currency of the Canadian and Mexican operations. Accordingly, these operations' monetary assets and liabilities are translated at current exchange rates, non-monetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities. All transaction gains and losses are included in net income.
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
Disclosure Control and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company's consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.
As of March 31, 2011, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 4, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated May 4, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated May 4, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated May 4, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	May 4, 2011

INNOPHOS HOLDINGS, INC.

/s/ Neil I. Salmon
By:	Neil I. Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 4, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 4, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated May 4, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated May 4, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated May 4, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002