Form 10-Q
period 2011-06-30
Innophos Holdings, Inc.
filed 2011-08-02
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2011, the registrant had 21,765,889 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts, share amounts or where otherwise noted)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$79,712	$63,706
Accounts receivable - trade	82,365	74,691
Inventories	147,884	123,182
Other current assets	67,739	75,898
Total current assets	377,700	337,477
Property, plant and equipment, net	188,611	191,625
Goodwill	51,706	51,706
Intangibles and other assets, net	44,267	46,082
Total assets	$662,284	$626,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Accounts payable, trade and other	44,110	38,095
Other current liabilities	77,623	84,239
Total current liabilities	125,733	126,334
Long-term debt	138,000	145,000
Other long-term liabilities	28,501	24,840
Total liabilities	292,234	296,174
Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock, par value $.001 per share; authorized 100,000,000; issued 21,766,411 and 21,463,934; outstanding 21,765,889 and 21,463,934 shares	22	21
Paid-in capital	109,947	106,032
Common stock held in treasury, at cost	(17)	—
Retained earnings	263,345	227,752
Accumulated other comprehensive loss	(3,247)	(3,089)
Total stockholders’ equity	370,050	330,716
Total liabilities and stockholders’ equity	$662,284	$626,890
See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations (Unaudited)
(In thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$201,627	$184,032	$399,225	$353,039
Cost of goods sold	152,463	136,971	292,732	269,272
Gross profit	49,164	47,061	106,493	83,767
Operating expenses:
Selling, general and administrative	15,795	13,771	31,611	28,291
Research & development expenses	752	614	1,443	1,177
Total operating expenses	16,547	14,385	33,054	29,468
Operating income	32,617	32,676	73,439	54,299
Interest expense, net	1,282	5,278	2,585	11,105
Foreign exchange (gain) loss	(152)	711	558	481
Income before income taxes	31,487	26,687	70,296	42,713
Provision for income taxes	10,741	9,064	23,581	14,740
Net income	$20,746	$17,623	$46,715	$27,973
Per share data (see Note 2):
Income per Common share:
Basic	$0.95	$0.82	$2.15	$1.31
Diluted	$0.92	$0.79	$2.06	$1.26
Weighted average common shares outstanding:
Basic	21,732,093	21,415,978	21,733,653	21,397,491
Diluted	22,645,132	22,321,234	22,628,828	22,264,771
Dividends paid per share of common stock	$0.25	$0.17	$0.42	$0.34
Dividends declared per share of common stock	$0.25	$0.17	$0.50	$0.34
See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net income	$46,715	$27,973
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	20,917	24,914
Amortization of deferred financing charges	312	1,414
Deferred income tax provision	4,136	899
Deferred profit sharing	(566)	(414)
Share-based compensation	4,028	1,916
Changes in assets and liabilities:
Decrease in restricted cash	—	1,749
Increase in accounts receivable	(7,674)	(22,462)
Increase in inventories	(24,702)	(1,558)
Decrease (increase) in other current assets	8,159	(6,008)
Increase in accounts payable	6,015	1,749
Decrease in other current liabilities	(8,410)	(17,849)
Changes in other long-term assets and liabilities	(3,105)	250
Net cash provided from operating activities	45,825	12,573
Cash flows from investing activities:
Capital expenditures	(16,698)	(15,308)
Net cash used for investing activities	(16,698)	(15,308)
Cash flows from financing activities:
Proceeds from exercise of stock options	484	173
Long-term debt repayments	(7,000)	(56,000)
Excess tax benefits from exercise of stock options	2,487	533
Common stock repurchases	(17)	—
Dividends paid	(9,075)	(7,273)
Net cash used for financing activities	(13,121)	(62,567)
Net change in cash	16,006	(65,302)
Cash and cash equivalents at beginning of period	63,706	132,451
Cash and cash equivalents at end of period	$79,712	$67,149
See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Treasury Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2010	21,334	$21	$—	$197,541	$100,066	$(2,250)	$295,378
Net income				45,155			45,155
Change in interest rate swaps, net of tax						223	223
Change in pension and post-retirement plans, net of tax						(1,062)	(1,062)
Other comprehensive income, net of tax							44,316
Proceeds from stock award exercises and issuances	119				236		236
Issuance of annual retainer stock to external Board of Directors	11						—
Share-based compensation					5,090		5,090
Excess tax benefits from exercise of stock options					640		640
Dividends declared				(14,944)			(14,944)
Balance, December 31, 2010	21,464	$21	$—	$227,752	$106,032	$(3,089)	$330,716
Net income				46,715			46,715
Change in interest rate swaps, net of tax						(587)	(587)
Change in pension and post-retirement plans, net of tax						429	429
Other comprehensive income, net of tax							46,557
Proceeds from stock award exercises and issuances	296	1			(2,600)		(2,599)
Issuance of annual retainer stock to external Board of Directors	7						—
Share-based compensation					4,028		4,028
Excess tax benefits from exercise of stock options					2,487		2,487
Common stock repurchases	(1)		(17)				(17)
Dividends declared				(11,122)			(11,122)
Balance, June 30, 2011	21,766	$22	$(17)	$263,345	$109,947	$(3,247)	$370,050
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
Adopted
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
Issued
In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between U.S. GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for the Company on January 1, 2012. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.
In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, the implementation of this standard will not have an impact on

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

the Company's consolidated financial position and results of operations.

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
 Total outstanding stock options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 377,329 and 627,642 for the three months ended June 30, 2011 and June 30, 2010, respectively and 395,193 and 665,618 for the six months ended June 30, 2011 and June 30, 2010, respectively. The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	20,746	17,623	46,715	27,973
Less: earnings attributable to unvested shares	—	(5)	—	(8)
Net income available to common shareholders	$20,746	$17,618	$46,715	$27,965
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,732,093	21,415,978	21,733,653	21,397,491
Dilutive effect of stock equivalents	913,039	905,256	895,175	867,280
Diluted number of weighted average common shares outstanding	22,645,132	22,321,234	22,628,828	22,264,771
Earnings per common share:
Income per common share—Basic	$0.95	$0.82	$2.15	$1.31
Income per common share—Diluted	$0.92	$0.79	$2.06	$1.26
3. Dividends:
The following is the dividend activity for the three and six months ended June 30, 2011 and June 30, 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Dividends declared—per share	$0.25	$0.17	$0.50	$0.34
Dividends declared—aggregate	5,443	3,641	10,868	7,281
Dividends paid—per share	0.25	0.17	0.42	0.34
Dividends paid—aggregate	5,426	3,640	9,075	7,273
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

•
Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of the Company's common stock, within a range of shares from zero to a specified maximum (generally 200%), calculated using a combination of performance indicators as defined solely by reference to the Company's own activities. Dividends will accrue over the vesting period and are paid on performance share awards when fully vested and distributed.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Stock options	$806	$424	$1,237	$635
Restricted stock	—	20	6	24
Performance share awards	949	751	2,785	1,257
Total share-based compensation expense	1,755	$1,195	4,028	1,916
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
There were 50,970 performance share awards granted, assuming achieving targeted contribution margin and return on invested capital growth, on March 18, 2011 with a fair value of $39.67 per common share, or $1.9 million in the aggregate which considers forfeiture assumptions. The expected term for the performance share awards is a 3 year cliff vesting. Declared dividend equivalents will accrue on the performance share awards and will vest over the same period. The compensation expense is amortized on a straight-line basis over the requisite vesting period and accelerated for those employees that are retirement eligible during the vesting period.
In May 2011 the six external members of the Board of Directors were each granted 1,144 shares of the Company's common stock with an aggregated fair value of $0.3 million which immediately vested as part of their director fees.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

5. Inventories:
Inventories consist of the following:

	June 30, 2011	December 31, 2010
Finished products	$94,780	$82,961
Raw materials	44,579	32,844
Spare parts	8,525	7,377
	$147,884	$123,182
Inventory reserves as of June 30, 2011 and December 31, 2010 were $9,477 and $8,473, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

6. Other Current Assets:
Other current assets consist of the following:

	June 30, 2011	December 31, 2010
Vendor inventory deposits (prepaid)	$9,592	$8,560
Rhodia indemnity receivable for CNA water tax claims (see note 12)	21,336	20,177
Prepaid income taxes	13,231	14,002
Creditable taxes (value added taxes)	12,723	15,868
Deferred income taxes	7,782	7,782
Other prepaids	1,794	2,832
Other	1,281	6,677
	$67,739	$75,898
7. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2011	December 31, 2010
Developed technology and application patents, net of accumulated amortization of $13,002 for 2011 and $12,057 for 2010	10-20	$23,598	$24,543
Customer relationships, net of accumulated amortization of $5,383 for 2011 and $4,909 for 2010	5-15	5,947	6,421
Tradenames and license agreements, net of accumulated amortization of $4,021 for 2011 and $3,815 for 2010	5-20	5,339	5,545
Capitalized software, net of accumulated amortization of $2,715 for 2011 and $2,642 for 2010	3-5	255	323
Non-compete agreement, net of accumulated amortization of $504 for 2011 and $441 for 2010	5	126	189
Total Intangibles		$35,265	$37,021
Deferred financing costs, net of accumulated amortization of $541 for 2011 and $229 for 2010		$2,287	$2,599
Deferred income taxes		3,216	3,421
Other assets		3,499	3,041
Total other assets		$9,002	$9,061
		$44,267	$46,082
8. Other Current Liabilities:
Other current liabilities consist of the following:

	June 30, 2011	December 31, 2010
CNA water tax claims (see Note 12)	$41,805	$41,573
Taxes	6,762	7,761
Payroll related	10,402	15,787
Dividends payable	5,442	3,648
Benefits and pensions	5,142	6,070
Freight and rebates	2,651	4,107
Other	5,419	5,293
	$77,623	$84,239

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

9. Debt and Interest:
Short-term borrowings and long-term debt consist of the following:

	June 30, 2011	December 31, 2010
Term loan due 2015	$97,000	$99,000
Revolver borrowings under the credit facility	45,000	50,000
	$142,000	$149,000
Less current portion	4,000	4,000
	$138,000	$145,000
The Company's credit facility includes a term loan and a revolving line of credit of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. As of June 30, 2011, $97.0 million was outstanding under the Term Loan and $45.0 million was outstanding under the revolving line of credit with total availability at $78.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility.
The Company maintains an interest rate swap with a notional amount that corresponds directly with our Term Loan and has a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is a liability of approximately $0.6 million as of June 30, 2011 and is a component of other comprehensive loss.
As of June 30, 2011, the Company was in full compliance with all debt covenant requirements.
Total interest cash payments by the Company for all indebtedness for the six months ended June 30, 2011 and June 30, 2010 was $3,012 and $11,359, respectively.
Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest expense	$1,451	4,579	$2,997	10,266
Deferred financing cost	154	983	312	1,414
Interest income	(115)	(18)	(305)	(144)
Less: amount capitalized for capital projects	(208)	(266)	(419)	(431)
Total interest expense, net	$1,282	$5,278	$2,585	$11,105
10. Other Long-term liabilities:
Other long-term liabilities consist of the following:

	June 30, 2011	December 31, 2010
Deferred income taxes	$14,805	$10,989
Post employment liabilities	10,149	10,141
Environmental liabilities	1,100	1,100
Other liabilities	2,447	2,610
	$28,501	$24,840

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

11. Income Taxes:
The effective income tax rate on income before taxes was approximately 34% for the six months ended June 30, 2011 compared to approximately 35% for the comparable period in 2010. The variance in the effective tax rate is due to the reversal of the 2005 Mexican CNA water claims accrual (see note 12, Mexican CNA Water Tax Claims) being recorded as a discrete item for tax provision purposes and a result of increased earnings before tax in lower tax jurisdictions combined with a change in tax rates for our operations in multiple tax jurisdictions.
Currently, the Company is under examination by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. Recently, our subsidiary, Innophos Fosfatados, was assessed approximately $7.7 million for the 2004 tax year by the Mexican Tax Authorities. On July 20, 2011, the Company filed a response to the Mexican tax authorities for the above tax matter disputing the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. Other than the Innophos Fosfatados assessment , as of June 30, 2011, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Net income taxes paid were $16,175 and $23,319 for the six months ended June 30, 2011 and June 30, 2010, respectively.
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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of June 30, 2011.
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
Based upon advice of our environmental counsel, we have determined that the risk of an effort by the Government Parties to shut down our Geismar plant or PCS's Geismar plant from which we obtain the green acid raw material is remote. In addition, we have concluded that the contingent liability arising from compliance costs for this matter as discussed above is neither remote nor probable, but is reasonably possible but not reasonably estimable.
Mexican CNA Water Tax Claims
On October 6, 2010 the Mexican Supreme Court upheld claims by the Mexican Comision National del Agua, or CNA, for higher water duties payable by our Mexican subsidiary, Innophos Fosfatados S.A. de C.V, or Fosfatados, relating to water usage at our Coatzacoalcos, Veracruz, Mexico plant. The claims are for the period 1999 through 2002 and total approximately $26.9 million (at current exchange rates), including basic charges of $7.8 million and $19.1 million for interest, inflation and penalties.
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

On July 19, 2011, Fosfatados filed a challenge to new resolutions adopted by CNA in June 2011 in connection with the 1999-2002 claims, which sought to correct miscalculations of surcharges noted by the courts in prior appeals of the case. Fosfatados is challenging the validity of the resolutions, statute of limitations as well as defective service.
As a result of the Mexican Supreme Court determination and indemnification obligation, Innophos recorded a liability (charged to cost of goods sold) of $26.9 million (including estimated inflation, interest and penalties) and a corresponding benefit for the Rhodia indemnity receivable of $21.3 million, and an income tax benefit of $5.6 million, resulting in no net charge to Innophos for the 1999-2002 CNA claims, most of which was recorded in the third quarter of 2010.
Probable Post-2002 Claims. Now that the 1999-2002 CNA claims have been sustained, Innophos believes it is likely the CNA will seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2006 on into the future (2003, 2004 and 2005 are believed to be beyond the statute of limitations), or the Post-2002 Fresh Water Claims.
In late June 2010, Fosfatados received a CNA notice of audit and request for documents concerning fresh water usage for the period 2005-2009. In July 2011, Fosfatados received an audit observation notice indicating CNA's position that additional duties for those years appear to be payable.
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
Based upon review of the Post-2002 Fresh Water Claims, the advice of counsel, and the facts and applicable law in the context of the recent Mexican Supreme Court decision, management concluded that liability for those claims had become probable. Accordingly, Innophos has an accrued liability of $14.9 million as of June 30, 2011 including estimated inflation, interest and penalties. The Company recorded the reversal of the 2005 pre-tax charges of $3.6 million in the first quarter of 2011 as a result of the expiration of the statute of limitations. In addition, the Company recorded pre-tax charges (including inflation, interest and penalties) of $3.9 million in the first half of 2011.
In summary, as of June 30, 2011 the Company has recorded a Rhodia indemnity receivable of $21.3 million, a CNA liability of $41.8 million and a tax benefit of $8.8 million related to the CNA Fresh Water Claims.
The Company estimates that annual pre-tax expenses for increased inflation, interest and penalties will be approximately $2.0 to $3.0 million (at current exchange rates).
Other Legal Matters
In March 2008, Sudamfos S.A., or Sudamfos, an Argentine phosphate producer, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with Mexicana. Sudamfos claimed Mexicana agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and sought an order requiring Mexicana to sell approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. Subsequently, Sudamfos withdrew the request for arbitration. In October 2008, Mexicana filed a lawsuit in Mexico against Sudamfos to collect approximately $1.2 million representing the contract price for prior deliveries of acid that Sudamfos had refused to pay. In October 2009, Sudamfos answered the suit and counterclaimed for $3.0 million based upon the agreement alleged in the arbitration request to sell additional acid, which agreement Mexicana denies. In June 2010, the trial court ruled in favor of Mexicana's claim and denied Sudamfos' counterclaim. In July 2010, Sudamfos appealed that ruling. Since that time, the appeals process has continued with Sudamfos seeking, and thus far being denied, leeway to conduct additional discovery on its rejected counterclaim. If the current appeal process concludes with its indicated favorable result to Mexicana, we do not know if Sudamfos will attempt to contest the case further. Management has determined that the outstanding receivable is fully collectible, and that the contingent liability from the Sudamfos counterclaim is remote, and therefore no accrual is required.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

13. Pension:
Net periodic benefit expense for the United States plans for the three months ended June 30, 2011:

	2011
	Pension benefits	Other benefits	Total
Service cost	$—	$72	$72
Interest cost	28	37	65
Expected return on assets	(18)	—	(18)
Amortization of prior service cost	—	32	32
Amortization of unrecognized (gains)/losses	—	(15)	(15)
Net periodic benefit expense	$10	$126	$136

Net periodic benefit expense for the United States plans for the three months ended June 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$—	$90	$90
Interest cost	28	46	74
Expected return on assets	(21)	—	(21)
Amortization of prior service cost	—	66	66
Amortization of unrecognized (gains)/losses	(1)	(20)	(21)
Net periodic benefit expense	$6	$182	$188
Net periodic benefit expense for the United States plans for the six months ended June 30, 2011:

	2011
	Pension benefits	Other benefits	Total
Service cost	$—	$147	$147
Interest cost	56	74	130
Expected return on assets	(36)	—	(36)
Amortization of prior service cost	—	67	67
Amortization of unrecognized (gains)/losses	—	(31)	(31)
Net periodic benefit expense	$20	$257	$277

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2011:

	2011
	Pension benefits	Other benefits	Total
Service cost	$72	$17	$89
Interest cost	147	24	171
Expected return on assets	(247)	—	(247)
Amortization of transition obligation	—	8	8
Amortization of prior service cost	27	—	27
Amortization of unrecognized (gains)/losses	43	10	53
Exchange rate changes	20	5	25
Net periodic benefit expense	$62	$64	$126
Net periodic benefit expense for the Canadian plans for the three months ended June 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$53	$14	$67
Interest cost	138	22	160
Expected return on assets	(219)	—	(219)
Amortization of transition obligation	—	—	—
Amortization of prior service cost	21	3	24
Amortization of unrecognized (gains)/losses	28	10	38
Exchange rate changes	74	(16)	58
Net periodic benefit expense	$95	$33	$128
Net periodic benefit expense for the Canadian plans for the six months ended June 30, 2011:

	2011
	Pension benefits	Other benefits	Total
Service cost	$142	$34	$176
Interest cost	291	48	339
Expected return on assets	(488)	—	(488)
Amortization of transition obligation	—	16	16
Amortization of prior service cost	54	—	54
Amortization of unrecognized (gains)/losses	84	20	104
Exchange rate changes	186	(25)	161
Net periodic benefit expense	$269	$93	$362

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
We made cash contributions to our Canadian defined benefit plan of $0.4 million during the six months ended June 30, 2011. We expect to make additional cash contributions to our Canadian defined benefit plans of $0.5 million during the remainder of 2011.
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
The Company reports its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade Purified Phosphoric Acid (PPA), and Sodium Tripolyphosphate (STPP) & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products.

For the three months ended June 30, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$132,068	$38,531	$31,028	$—	$201,627
Intersegment sales	340	9,254	125	(9,719)	—
Total sales	132,408	47,785	31,153	(9,719)	201,627
Operating income	$26,460	$1,262	$4,895	$—	$32,617
Depreciation and amortization expense	$5,199	$3,981	$1,543	$—	$10,723

For the three months ended June 30, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$123,086	$39,298	$21,648	$—	$184,032
Intersegment sales	372	12,854	45	(13,271)	—
Total sales	123,458	52,152	21,693	(13,271)	184,032
Operating income	$26,757	$4,011	$1,908	$—	$32,676
Depreciation and amortization expense	$7,060	$3,957	$1,243	$—	$12,260

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

For the six months ended June 30, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$262,412	$84,033	$52,780	$—	$399,225
Intersegment sales	772	20,681	180	(21,633)	—
Total sales	263,184	104,714	52,960	(21,633)	399,225
Operating income (a)	$56,282	$5,215	$11,942	$—	$73,439
Depreciation and amortization expense	$10,033	$7,905	$2,979	$—	$20,917

For the six months ended June 30, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$246,444	$72,497	$34,098	$—	$353,039
Intersegment sales	1,568	22,037	92	(23,697)	—
Total sales	248,012	94,534	34,190	(23,697)	353,039
Operating income	$46,816	$5,438	$2,045	$—	$54,299
Depreciation and amortization expense	$14,485	$7,854	$2,575	$—	$24,914
(a) Includes a $3.8 million benefit to earnings recorded in the first quarter related to the expected future CNA Fresh Water Claims, primarily for the reversal of the 2005 period which is now beyond the statute of limitations, in GTSP & Other.

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
Recent Trends and Outlook

The US and Canada Specialty Phosphates business continues to record domestic and export volume growth despite some softening in market growth rates, particularly in domestic markets. A recovery in volumes is expected in the Mexico Specialty Phosphates business with the Coatzacoalcos plant back to normal operating rates and the second quarter production shortfall expected to be fully recovered in the third quarter.

Price increases were achieved in the 2011 second quarter, with overall pricing for Specialty Phosphates up 6% year over year and 3% sequentially. The second quarter sequential increase in raw material costs was approximately $9 million, near the upper end of earlier expectations, leading to a year over year increase of approximately $14 million. Anticipating further raw material inflation in the second half, the business implemented further price increases during the second quarter. However, by the end of the 2011 second quarter, it became clear that phosphate fertilizer prices, and consequently Innophos' raw material costs, would increase significantly ahead of previously anticipated levels. Management now expects a further $10-15 million sequential increase in quarterly raw material costs which will primarily affect the third quarter. Further selling price increases will therefore be necessary to offset the expected cost increases and additional price increases have already been announced to customers.

Overall, the targeted additional price increases should contribute an additional 2% above the previously indicated 11-12% Specialty Phosphates revenue growth in 2011. Volume growth is still expected to be in the 5-6% range.

With the anticipated increase in selling prices and raw material costs, an operating income margin of approximately 15% is now expected for Specialty Phosphates for the second half of 2011. This will deliver average margins for the year around one percentage point lower than the previous target of maintaining average margins in line with last year's 17%.

Operating income margin expectations for GTSP & Other remain unchanged at an anticipated 15% for full year 2011.

Capital Expenditures
Capital expenditure expectations are at $35 to $40 million of spending for 2011. Investment continues to be focused on debottlenecking US / Canada and Mexico Specialty Salts facilities, expanding geographically including previously announced investment in China, and enhancing Mexico's capability to process multiple grades of rock, consistent with the Company's supply chain diversification strategy. The expansion projects previously announced remain on track to deliver additional capacity in support of expected growth particularly for calcium and potassium phosphate product ranges. In addition, limited investment continues in order to evaluate Innophos' Mexican phosphate rock concessions. The Company is also in the final stages of investing in its enterprise resource planning, or ERP, system and business process redesign project, with management anticipating a start-up during the third quarter 2011.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended		Three months ended
	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Net sales	$201.6	100.0	$184.0	100.0
Cost of goods sold	152.5	75.6	136.9	74.4
Gross profit	49.1	24.4	47.1	25.6
Operating expenses:
Selling, general and administrative	15.8	7.8	13.8	7.5
Research & development expenses	0.7	0.3	0.6	0.3
Operating income	32.6	16.2	32.7	17.8
Interest expense, net	1.3	0.6	5.3	2.9
Foreign exchange loss (gain), net	(0.2)	(0.1)	0.7	0.4
Provision for income taxes	10.7	5.3	9.1	4.9
Net income	$20.8	10.3	$17.6	9.6

	Six months ended		Six months ended
	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Net sales	$399.2	100.0	$353.0	100.0
Cost of goods sold	292.7	73.3	269.2	76.3
Gross profit	106.5	26.7	83.8	23.7
Operating expenses:
Selling, general and administrative	31.6	7.9	28.3	8.0
Research & development expenses	1.4	0.4	1.2	0.3
Operating income	73.5	18.4	54.3	15.4
Interest expense, net	2.6	0.7	11.1	3.1
Foreign exchange loss (gain), net	0.6	0.2	0.5	0.1
Provision for income taxes	23.6	5.9	14.7	4.2
Net income	$46.7	11.7	$28.0	7.9
Three months ended June 30, 2011 compared to the three months ended June 30, 2010
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2011 were $201.6 million, an increase of $17.6 million, or 9.6%, as compared to $184.0 million for the same period in 2010. Selling price increases had a positive effect on revenue of 10.2% or $18.8 million which occurred across all product lines and segments but most notably in GTSP & Other. Volumes decreased 0.6% or $1.2 million primarily due to production issues in Mexico coming out of the 2011 first quarter planned maintenance turnaround that resulted in a 14% volume decline for the Mexico Specialty Phosphates segment.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. The current quarter selling price dollar variance is derived from the current quarter year to date selling price dollar variance less the previous quarter year to date selling price dollar variance. The selling price dollar variance is then divided by the prior period sales dollars to calculate the percentage change. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the three months ended June 30, 2011 the percentage changes in net sales by reportable segments compared with the same period in 2010, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	4.5%	2.8%	7.3%
Specialty Phosphates Mexico	11.9%	(13.9)%	(2.0)%
Total Specialty Phosphates	6.3%	(1.2)%	5.1%
GTSP & Other	39.5%	3.8%	43.3%
Total	10.2%	(0.6)%	9.6%
The following table illustrates for the three months ended June 30, 2011 the percentage changes for net sales by Specialty Phosphates product lines compared with the same period in 2010, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Ingredients	5.5%	3.3%	8.8%
Food & Technical Grade PPA	4.8%	0.5%	5.3%
STPP & Detergent Grade PPA	12.1%	(25.7)%	(13.6)%
Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2011 was $49.1 million, an increase of $2.0 million, or 4.2%, as compared to $47.1 million for the same period in 2010. Gross margin decreased to 24.4% for the three months ended June 30, 2011 versus 25.6% for the same period in 2010 as the current period experienced the anticipated raw material cost increases. Gross profit was favorably affected by $18.8 million for higher selling prices and $1.3 million for lower depreciation expense, partially offset by $1.0 million unfavorable exchange rate impact mostly from our Mexican peso based costs and unfavorable $18.2 million due to lower sales volumes largely in the STPP & Detergent Grade PPA product line, higher raw material cost and higher manufacturing costs. Included in 2010 was $1.1 million expense for the planned maintenance outage at our Geismar, La. manufacturing facility.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and R&D expenses. For the three months ended June 30, 2011, these costs were $16.5 million, an increase of $2.1 million, or 14.6%, as compared to $14.4 million for the same period in 2010. The increase was primarily due to $1.2 million strategic project expenses, $0.6 million of non-cash stock compensation and higher employee medical related expenses, and $0.3 million increase in all other expenses.
Operating Income
Operating income for the three months ended June 30, 2011 was $32.6 million, a decrease of $0.1 million, or 0.3%, as compared to $32.7 million for the same period in 2010. Operating income as a percentage of net sales for the Company decreased to 16.2% versus 17.8% for the same period in 2010.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2011 was $1.3 million, a decrease of $4.0 million, compared to $5.3 million for the same period in 2010. This decrease is primarily due to the replacement in mid-2010 of $246 million of notes averaging 9% interest rates with a partially drawn $225 million senior secured credit facility that had average interest rates below 4% in the second quarter 2011.
Foreign Exchange
Foreign exchange gain for the three months ended June 30, 2011 was $0.2 million compared to a loss of $0.7 million for the same period in 2010. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 34% for the three months ended June 30, 2011 compared to 34% for the same period in

2010.

Net Income
Net income for the three months ended June 30, 2011 was $20.8 million, an increase of $3.2 million, compared to net income of $17.6 million for the same period in 2010, due to the factors described above.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2011 were $399.2 million, an increase of $46.2 million, or 13.1%, as compared to $353.0 million for the same period in 2010. Selling price increases had a positive effect on revenue of 9.8% or $34.5 million which occurred across all product lines and segments. Volumes increased 3.3% or $11.7 million with all major product lines except STPP & Detergent Grade PPA contributing.
The following table illustrates for the six months ended June 30, 2011 the percentage changes in net sales by reportable segment compared with the same period in 2010, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	4.9%	1.6%	6.5%
Specialty Phosphates Mexico	10.4%	5.5%	15.9%
Total Specialty Phosphates	6.2%	2.4%	8.6%
GTSP & Other	43.3%	11.5%	54.8%
Total	9.8%	3.3%	13.1%
The following table illustrates for the six months ended June 30, 2011 the percentage changes for net sales by major product lines compared with the same period in 2010, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Specialty Ingredients	4.8%	4.0%	8.8%
Food & Technical Grade PPA	6.4%	9.5%	15.9%
STPP & Detergent Grade PPA	12.6%	(13.9)%	(1.3)%
Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2011 was $106.5 million, an increase of $22.7 million, or 27.1%, as compared to $83.8 million for the same period in 2010. Gross margin increased to 26.7% for the six months ended June 30, 2011 versus 23.7% for the same period in 2010. Gross profit was favorably affected by $34.5 million for higher selling prices, $3.6 million for lower depreciation expense and $3.6 million for the reversal of the 2005 Mexican CNA Fresh Water Claims (determined to be beyond the statute of limitations), partially offset by $1.7 million unfavorable exchange rate impact mostly from our Mexican peso based costs and $3.2 million expense for a planned maintenance outage at our Coatzacoalcos, Mexico manufacturing facility. Higher raw material costs and higher manufacturing expenses partially offset by increased sales volume had a combined unfavorable impact of $15.2 million. Included in 2010 was $1.1 million expense for the planned maintenance outage at our Geismar, La. manufacturing facility.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the six months ended June 30, 2011, these costs were $33.0 million, an increase of $3.5 million, or 11.9%, as compared to $29.5 million for the same period in 2010. The increase was primarily due to $2.8 million of non-cash stock compensation and higher employee medical related expenses, $1.3 million strategic project expenses, and $0.3 million increase in all other expenses, partially offset by $0.9 million lower legal expenses related to the arbitration of a phosphate rock supply dispute in the prior year.
Operating Income
Operating income for the six months ended June 30, 2011 was $73.5 million, an increase of $19.2 million, or 35.4%, as compared to $54.3 million for the same period in 2010. Operating income as a percentage of net sales for the Company increased to 18.4% versus 15.4% for the same period in 2010.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2011 was $2.6 million, a decrease of $8.5 million, compared to $11.1 million for the same period in 2010. This decrease is primarily due to the replacement in mid-2010 of $246 million of notes averaging 9% interest rates with a partially drawn $225 million senior secured credit facility that had average interest rates below 4% in the first half of 2011.

Foreign Exchange
Foreign exchange loss for the six months ended June 30, 2011 was $0.6 million compared to a loss of $0.5 million for the same period in 2010. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was 34% for the six months ended June 30, 2011 compared to 34% for the same period in 2010.

Net Income
Net income for the six months ended June 30, 2011 was $46.7 million, an increase of $18.7 million, compared to net income of $28.0 million for the same period in 2010, due to the factors described above.

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

	Three months ended	Three months ended
	June 30, 2011	June 30, 2010	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$132,068	$123,086	7.3%
Specialty Phosphates Mexico	38,531	39,298	(2.0)%
Total Specialty Phosphates	$170,599	$162,384	5.1%
GTSP & Other	31,028	21,648	43.3%
Total	$201,627	$184,032	9.6%

Segment Operating Income
Specialty Phosphates US & Canada	$26,460	$26,757
Specialty Phosphates Mexico	1,262	4,011
Total Specialty Phosphates	$27,722	$30,768
GTSP & Other	4,895	1,908
Total	$32,617	$32,676

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	20.0%	21.7%
Specialty Phosphates Mexico	3.3%	10.2%
Total Specialty Phosphates	16.2%	18.9%
GTSP & Other	15.8%	8.8%
Total	16.2%	17.8%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$5,199	$7,060
Specialty Phosphates Mexico	3,981	3,957
Total Specialty Phosphates	$9,180	$11,017
GTSP & Other	1,543	1,243
Total	$10,723	$12,260

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$262,412	$246,444	6.5%
Specialty Phosphates Mexico	84,033	72,497	15.9%
Total Specialty Phosphates	$346,445	$318,941	8.6%
GTSP & Other	52,780	34,098	54.8%
Total	$399,225	$353,039	13.1%

Segment Operating Income
Specialty Phosphates US & Canada	$56,282	$46,816
Specialty Phosphates Mexico	5,215	5,438
Total Specialty Phosphates	$61,497	$52,254
GTSP & Other (a)	11,942	2,045
Total	$73,439	$54,299

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	21.4%	19.0%
Specialty Phosphates Mexico	6.2%	7.5%
Total Specialty Phosphates	17.8%	16.4%
GTSP & Other (a)	22.6%	6.0%
Total	18.4%	15.4%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$10,033	$14,485
Specialty Phosphates Mexico	7,905	7,854
Total Specialty Phosphates	$17,938	$22,339
GTSP & Other	2,979	2,575
Total	$20,917	$24,914
(a) The six months ended June 30, 2011 includes a $3.8 million benefit to earnings recorded in the first quarter related to the expected future CNA Fresh Water Claims, primarily for the reversal of the 2005 period which is now beyond the statute of limitations.
Three months ended June 30, 2011 compared to the three months ended June 30, 2010
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 7.3% for the three months ended June 30, 2011 when compared with the same period in 2010. Selling prices increased 4.5% with increases across all product lines. Volumes increased 2.8%, as growth in Specialty Ingredients and Food & Technical Grade PPA were partially offset by STPP declines.
Specialty Phosphates Mexico net sales decreased 2.0% for the three months ended June 30, 2011 when compared with the same period in 2010. Volumes decreased 13.9% due to production issues in Mexico coming out of the 2011 first quarter planned maintenance turnaround. Selling prices increased 11.9% with increases across all product lines.
GTSP & Other net sales increased 43.3% for the three months ended June 30, 2011, when compared with the same period in 2010, on 3.8% higher volumes and 39.5% higher selling prices reflecting strong fertilizer market conditions.
Segment Operating Income % of Net Sales:
The 1.7% decrease in Specialty Phosphates US & Canada for the three months ended June 30, 2011 compared with the same period in 2010 is mainly due to higher raw material costs and increased operating expenses, partially offset by increased selling prices and lower depreciation expense. Manufacturing costs were unchanged with increases in 2011 offset by expense for the planned maintenance outage at our Geismar, La. manufacturing facility in 2010.

The 6.9% decrease in Specialty Phosphates Mexico for the three months ended June 30, 2011 compared with the same period in 2010 is mainly due higher raw material costs, unfavorable exchange rate impact on fixed costs, and increased manufacturing costs, partially offset by increased selling prices.
The 7.0% increase in GTSP & Other for the three months ended June 30, 2011 compared with the same period in 2010 is primarily due to higher selling prices partially offset by higher raw material cost.
Six months ended June 30, 2011 compared to the six months ended June 30, 2010
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 6.5% for the six months ended June 30, 2011 when compared with the same period in 2010. Selling prices increased 4.9% with increases across all product lines. Volumes increased 1.6% with growth in Specialty Ingredients and Food & Technical Grade PPA partially offset by declines in STPP & Detergent Grade PPA.
Specialty Phosphates Mexico net sales increased 15.9% for the six months ended June 30, 2011 when compared with the same period in 2010. Volumes increased 5.5% with increases in Specialty Phosphates sales partially offset by STPP & Detergent Grade PPA declines. Selling prices increased 10.4% with increases across all product lines.
GTSP & Other net sales increased 54.8% for the six months ended June 30, 2011 when compared with the same period in 2010 on 11.5% higher volumes and 43.3% higher selling prices reflecting strong fertilizer market conditions.
Segment Operating Income % of Net Sales:
The 2.5% increase in Specialty Phosphates US & Canada for the six months ended June 30, 2011 compared with the same period in 2010 is mainly due to increased selling prices, achieved at the beginning of 2011 in advance of higher raw material costs, and lower depreciation expense partially offset by increased raw material costs, increased manufacturing cost, and increased operating expenses. Included in 2010 was expense for the planned maintenance outage at our Geismar, La. manufacturing facility
The 1.3% decrease in Specialty Phosphates Mexico for the six months ended June 30, 2011 compared with the same period in 2010 is mainly due to increased raw material cost, increased manufacturing costs due to higher operating rates and a planned maintenance outage at the Coatzacoalcos manufacturing facility, and an unfavorable exchange rate impact on fixed costs, partially offset by increased selling prices and lower operating expense mainly related to the arbitration of a phosphate rock supply dispute in the prior year.
The 16.6% increase in GTSP & Other for the six months ended June 30, 2011 compared with the same period in 2010 is primarily due to higher selling prices and the reversal of the 2005 Mexican CNA water claims which are now beyond the statute of limitations, partially offset by higher manufacturing costs from a planned maintenance outage at the Coatzacoalcos manufacturing facility.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Operating Activities	$45.8	$12.6
Investing Activities	(16.7)	(15.3)
Financing Activities	(13.1)	(62.6)
Six months ended June 30, 2011 compared to six months ended June 30, 2010
Net cash provided by operating activities was $45.8 million for the six months ended June 30, 2011 as compared to $12.6 million for 2010, an increase of $33.2 million. The increase in operating activities cash resulted primarily from favorable changes of $18.7 million in net income as described earlier and $17.7 million in working capital.
The change in working capital is a use of cash of $26.7 million in 2011 compared to a use in 2010 of $44.4 million, an increase in cash of $17.7 million. The increase in cash is mainly due to lower cash outlays for current liabilities (mainly income taxes, interest, and other accruals).
Net cash used for investing activities was $16.7 million for the six months ended June 30, 2011, compared to $15.3 million for 2010, as higher capital spending for several manufacturing expansion projects offset decreased spending on the Company's ERP project.
In the second quarter of 2009 the Company launched an ERP project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. To date the Company has spent approximately $31.1 million on this project, of which approximately $22.7 million was capitalized as of June 30, 2011. Management anticipates a start-up during the third quarter 2011.
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
Management projects total 2011 capital expenditures to be approximately $35 million to $40 million.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Santo Domingo mining concession deposit could require expenditures of $10 to $15 million over a period, currently estimated at three to five years, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. 2010 expenditures on the exploration of the Baja California Sur concession deposits were approximately $1.0 million. It is estimated that 2011 overall concession-related expenditures will be approximately $1.0 million to $3.0 million. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash used for financing activities for the six months ended June 30, 2011, was a use of $13.1 million, compared to a use of $62.6 million in 2010, a decrease in the use of cash of $49.5 million. This was mainly due to $56.0 million Senior Unsecured Note redemption in 2010 partially offset by repayments of $5.0 million on our revolving loan facility and $2.0 million on our term loan in 2011.
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
The Company's available financial resources allow for the continuation of dividend payments, pursuit of several “bolt-

on” acquisition projects and further geographic expansion initiatives. We further believe that on-hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.
We are subject to Rhodia's ability to perform its obligations under our 2004 acquisition agreement, primarily to indemnify us against CNA Fresh Water Claims currently estimated at $26.9 million for the periods through 2002. Such indemnification rights have been confirmed by court judgments.
Since the CNA Fresh Water Claims were upheld for the periods through 2002, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2006 on into the future (2003, 2004 and 2005 are believed to be beyond the statute of limitations). Innophos has an accrued liability of $14.9 million as of June 30, 2011 including estimated inflation, interest and penalties for these post-2002 claims. Although not included in our court judgments in ongoing litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in our 2004 acquisition agreement. Rhodia has contested indemnification responsibility for those breaches. Refer to Note 12 of Notes to Consolidated Financial Statements in “Item 1. Financial Statements”.
As of June 30, 2011, the Company has recorded a Rhodia indemnity receivable of $21.3 million, a CNA liability of $41.8 million and a tax benefit of $8.8 million related to the CNA Water Claims.
On March 21, 2011 the Company declared an increase to its quarterly dividend from $0.17 per share to $0.25 per share.

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
At June 30, 2011, we had $97.0 million principal amount of variable-rate debt and a $125.0 million revolving credit facility, of which $45.0 million was outstanding, both of which approximate fair value. Total remaining availability was $78.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. In the third quarter of 2010 we entered into an interest rate swap with a notional amount that corresponds directly with our Term Loan and has a fixed rate of 1.994% plus the applicable margin on the debt, expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $45.0 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $0.5 million per year.
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
As of June 30, 2011, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
As the Company has previously disclosed, it is in the process of an enterprise resource planning system and business process redesign project. The Company intends to start-up this system during the third quarter 2011. The implementation of this system includes modifications to the design and operation of internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 2, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated August 2, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated August 2, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated August 2, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	August 2, 2011

INNOPHOS HOLDINGS, INC.

/s/ Neil I. Salmon
By:	Neil I. Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 2, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 2, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated August 2, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated August 2, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated August 2, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002