Form 10-Q
period 2011-09-30
Innophos Holdings, Inc.
filed 2011-11-08
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2011, the registrant had 21,616,981 shares of common stock outstanding

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts, share amounts or where otherwise noted)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$86,191	$63,706
Accounts receivable - trade	85,561	74,691
Inventories	157,929	123,182
Other current assets	66,395	75,898
Total current assets	396,076	337,477
Property, plant and equipment, net	187,872	191,625
Goodwill	51,706	51,706
Intangibles and other assets, net	43,217	46,082
Total assets	$678,871	$626,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Accounts payable, trade and other	37,652	38,095
Other current liabilities	90,764	84,239
Total current liabilities	132,416	126,334
Long-term debt	137,000	145,000
Other long-term liabilities	31,286	24,840
Total liabilities	300,702	296,174
Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock, par value $.001 per share; authorized 100,000,000; issued 21,767,503 and 21,463,934; outstanding 21,616,981 and 21,463,934 shares	22	21
Paid-in capital	111,041	106,032
Common stock held in treasury, at cost	(6,156)	—
Retained earnings	276,661	227,752
Accumulated other comprehensive loss	(3,399)	(3,089)
Total stockholders’ equity	378,169	330,716
Total liabilities and stockholders’ equity	$678,871	$626,890
See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations (Unaudited)
(In thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net sales	$202,102	$168,976	$601,327	$522,015
Cost of goods sold	152,872	144,024	445,604	413,296
Gross profit	49,230	24,952	155,723	108,719
Operating expenses:
Selling, general and administrative	15,343	14,020	46,954	42,311
Research & development expenses	762	623	2,205	1,800
Total operating expenses	16,105	14,643	49,159	44,111
Operating income	33,125	10,309	106,564	64,608
Interest expense, net	1,502	15,613	4,087	26,718
Foreign exchange loss	1,459	120	2,017	601
Income (loss) before income taxes	30,164	(5,424)	100,460	37,289
Provision (benefit) for income taxes	11,307	(3,344)	34,888	11,396
Net income (loss)	$18,857	$(2,080)	$65,572	$25,893
Per share data (see Note 2):
Income (loss) per Common share:
Basic	$0.87	$(0.10)	$3.02	$1.21
Diluted	$0.84	$(0.10)	$2.90	$1.16
Weighted average common shares outstanding:
Basic	21,691,892	21,432,109	21,719,580	21,409,105
Diluted	22,557,661	21,432,109	22,604,845	22,290,391
Dividends paid per share of common stock	$0.25	$0.17	$0.67	$0.51
Dividends declared per share of common stock	$0.25	$—	$0.75	$0.34
See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net income	$65,572	$25,893
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	32,443	37,934
Amortization of deferred financing charges	461	6,982
Deferred income tax provision	6,378	(8,658)
Deferred profit sharing	395	(1,699)
Share-based compensation	5,122	3,924
Changes in assets and liabilities:
Decrease in restricted cash	—	1,749
Increase in accounts receivable	(10,870)	(16,112)
Increase in inventories	(34,747)	(12,496)
Decrease (increase) in other current assets	9,503	(27,548)
(Decrease) increase in accounts payable	(443)	7,218
Increase in other current liabilities	4,731	19,075
Changes in other long-term assets and liabilities	(3,111)	(2,680)
Net cash provided from operating activities	75,434	33,582
Cash flows from investing activities:
Capital expenditures	(27,247)	(22,130)
Net cash used for investing activities	(27,247)	(22,130)
Cash flows from financing activities:
Proceeds from exercise of stock options	484	193
Long-term debt borrowings	—	170,000
Long-term debt repayments	(8,000)	(246,000)
Deferred financing costs	—	(2,814)
Excess tax benefits from exercise of stock options	2,487	545
Common stock repurchases	(6,156)	—
Dividends paid	(14,517)	(10,914)
Net cash used for financing activities	(25,702)	(88,990)
Net change in cash	22,485	(77,538)
Cash and cash equivalents at beginning of period	63,706	132,451
Cash and cash equivalents at end of period	$86,191	$54,913
See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Treasury Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, January 1, 2010	21,334	$21	$—	$197,541	$100,066	$(2,250)	$295,378
Net income				45,155			45,155
Change in interest rate swaps, net of tax						223	223
Change in pension and post-retirement plans, net of tax						(1,062)	(1,062)
Other comprehensive income, net of tax							44,316
Proceeds from stock award exercises and issuances	119				236		236
Issuance of annual retainer stock to external Board of Directors	11						—
Share-based compensation					5,090		5,090
Excess tax benefits from exercise of stock options					640		640
Dividends declared				(14,944)			(14,944)
Balance, December 31, 2010	21,464	$21	$—	$227,752	$106,032	$(3,089)	$330,716
Net income				65,572			65,572
Change in interest rate swaps, net of tax						(962)	(962)
Change in pension and post-retirement plans, net of tax						652	652
Other comprehensive income, net of tax							65,262
Proceeds from stock award exercises and issuances	297	1			(2,600)		(2,599)
Issuance of annual retainer stock to external Board of Directors	7						—
Share-based compensation					5,122		5,122
Excess tax benefits from exercise of stock options					2,487		2,487
Common stock repurchases	(151)		(6,156)				(6,156)
Dividends declared				(16,663)			(16,663)
Balance, September 30, 2011	21,617	$22	$(6,156)	$276,661	$111,041	$(3,399)	$378,169
See notes to condensed consolidated financial statements

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
Issued but not yet adopted
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
In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. Additionally, the changes require an entity to present reclassification adjustments from comprehensive income to net income on the face of the financial statement. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, the implementation of this standard will not have an impact on the Company's consolidated financial position and results of operations. In October 2011 the FASB decided to propose a deferral of the new requirements to present reclassifications of Other Comprehensive Income on the face of the Income Statement.
In September 2011, the FASB issued amendments to the goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

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
 Total outstanding stock options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 422,734 and 1,514,704 for the three months ended September 30, 2011 and September 30, 2010, respectively and 403,238 and 633,418 for the nine months ended September 30, 2011 and September 30, 2010, respectively. The following is a reconciliation of the basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding:

	Three Months Ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss)	18,857	(2,080)	65,572	25,893
Less: earnings attributable to unvested shares	—	1	—	(7)
Net income (loss) available to common shareholders	$18,857	$(2,079)	$65,572	$25,886
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,691,892	21,432,109	21,719,580	21,409,105
Dilutive effect of stock equivalents	865,769	—	885,265	881,286
Diluted number of weighted average common shares outstanding	22,557,661	21,432,109	22,604,845	22,290,391
Earnings per common share:
Income (loss) per common share—Basic	$0.87	$(0.10)	$3.02	$1.21
Income (loss) per common share—Diluted	$0.84	$(0.10)	$2.90	$1.16
3. Dividends:
The following is the dividend activity for the three and nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Dividends declared—per share	$0.25	$—	$0.75	$0.34
Dividends declared—aggregate	5,442	—	16,309	7,281
Dividends paid—per share	0.25	0.17	0.67	0.51
Dividends paid—aggregate	5,442	3,641	14,517	10,914
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Stock options	$288	$1,218	$1,525	$1,853
Restricted stock	—	19	6	43
Performance share awards	806	771	3,591	2,028
Total share-based compensation expense	1,094	$2,008	5,122	3,924
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

5. Inventories:
Inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished products	$102,002	$82,961
Raw materials	47,042	32,844
Spare parts	8,885	7,377
	$157,929	$123,182
Inventory reserves as of September 30, 2011 and December 31, 2010 were $9,522 and $8,473, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

6. Other Current Assets:
Other current assets consist of the following:

	September 30, 2011	December 31, 2010
Vendor inventory deposits (prepaid)	$13,400	$8,560
Rhodia indemnity receivable for CNA water tax claims (see note 12)	18,835	20,177
Prepaid income taxes	4,967	14,002
Creditable taxes (value added taxes)	16,078	15,868
Deferred income taxes	7,782	7,782
Other prepaids	1,280	2,832
Other	4,053	6,677
	$66,395	$75,898
7. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2011	December 31, 2010
Developed technology and application patents, net of accumulated amortization of $13,474 for 2011 and $12,057 for 2010	10-20	$23,126	$24,543
Customer relationships, net of accumulated amortization of $5,620 for 2011 and $4,909 for 2010	5-15	5,710	6,421
Tradenames and license agreements, net of accumulated amortization of $4,125 for 2011 and $3,815 for 2010	5-20	5,235	5,545
Capitalized software, net of accumulated amortization of $882 for 2011 and $2,642 for 2010	3-5	253	323
Non-compete agreement, net of accumulated amortization of $536 for 2011 and $441 for 2010	5	94	189
Total Intangibles		$34,418	$37,021
Deferred financing costs, net of accumulated amortization of $690 for 2011 and $229 for 2010		$2,138	$2,599
Deferred income taxes		2,911	3,421
Other assets		3,750	3,041
Total other assets		$8,799	$9,061
		$43,217	$46,082
8. Other Current Liabilities:
Other current liabilities consist of the following:

	September 30, 2011	December 31, 2010
CNA water tax claims (see Note 12)	$37,085	$41,573
Deferred revenue	13,050	—
Taxes	7,957	7,761
Payroll related	10,862	15,787
Dividends payable	5,442	3,648
Benefits and pensions	6,462	6,070
Freight and rebates	3,594	4,107
Other	6,312	5,293
	$90,764	$84,239
9. Debt and Interest:
Short-term borrowings and long-term debt consist of the following:

	September 30, 2011	December 31, 2010
Term loan due 2015	$96,000	$99,000
Revolver borrowings under the credit facility	45,000	50,000
	$141,000	$149,000
Less current portion	4,000	4,000
	$137,000	$145,000
The Company's credit facility includes a term loan and a revolving line of credit of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. As of September 30, 2011, $96.0 million was outstanding under the Term Loan and $45.0 million was outstanding under the revolving line of credit with total availability at $78.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility.
The Company maintains an interest rate swap with a notional amount that corresponds directly with our Term Loan and has a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is a liability of approximately $1.2 million as of September 30, 2011 and is a component of other comprehensive loss.
As of September 30, 2011, the Company was in full compliance with all debt covenant requirements.
Total interest cash payments by the Company for all indebtedness for the nine months ended September 30, 2011 and September 30, 2010 was $4,504 and $27,972, respectively.
Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest expense	$1,478	10,334	$4,475	20,600
Deferred financing cost	149	5,568	461	6,982
Interest income	(98)	(95)	(403)	(239)
Less: amount capitalized for capital projects	(27)	(194)	(446)	(625)
Total interest expense, net	$1,502	$15,613	$4,087	$26,718
10. Other Long-term liabilities:
Other long-term liabilities consist of the following:

	September 30, 2011	December 31, 2010
Deferred income taxes	$16,693	$10,989
Post employment liabilities	9,663	10,141
Environmental liabilities	1,100	1,100
Other liabilities	3,830	2,610
	$31,286	$24,840

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

11. Income Taxes:
The effective income tax rate on income before taxes was approximately 35% for the nine months ended September 30, 2011 compared to approximately 31% for the comparable period in 2010. The variance in the effective tax rate is primarily due to the Mexican CNA water claims (see note 12, Mexican CNA Water Tax Claims), net of the indemnity receivable, being recorded as discrete items for tax provision purposes in the third quarter of 2010.
Currently, the Company is under examination by certain foreign jurisdictions for its income tax returns for the years 2004 through 2008. Recently, our subsidiary, Innophos Fosfatados, was assessed approximately $6.8 million for the 2004 tax year by the Mexican tax authorities. On July 20, 2011, the Company filed a response to the Mexican tax authorities for the above tax matter disputing the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. During the third quarter of 2011 our subsidiary, Innophos Mexicana requested a refund of $2.3 million which is being disputed by the Mexican tax authorities. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. In addition, Innophos Canada, Inc. was assessed approximately $10.4 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. On October 21, 2011, the Company filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. Other than the assessments mentioned above, as of September 30, 2011, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Net income taxes paid were $17,543 and $28,062 for the nine months ended September 30, 2011 and September 30, 2010, respectively.
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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of September 30, 2011. In October 2011, we attended a meeting with representatives of the Tennessee Department of Environment & Conservation, or TDEC, and discussed the status of the environmental investigation at the sites, and whether additional work will be required before the final remediation plan is approved. We agreed to provide additional site data and historical information for TDEC review. At this time we do not know if additional work will be required or the extent to which such additional work or amendments to the proposed remedial plan might affect the recorded liability.

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
We and PCS also have initiated joint efforts to explore possible technical solutions to remaining government concerns, including Raffinate handling. To date, techniques for treatment or handling of Raffinate have not yet been fully evaluated from a technological or cost standpoint. The companies are in regular discussions with the Government Parties as to ongoing studies. Based upon work so far, one approach that appears to be technically viable would involve deep well injection of Raffinate at the Geismar site. Even though the companies are continuing substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA's concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions at what cost or, depending on those factors and the Government Parties' position, whether this matter will be settled with the Government Parties and/or between the companies, or will require litigation. With regard to cost responsibility, it is our position that, under applicable law and the contract governing PCS's supply to us of raw materials for our Geismar operation, PCS is responsible for compliance as to Raffinate and the Filter Material. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations or with PCS as to cost responsibility, no assurance can be given as to its outcome.
Based upon advice of our environmental counsel, we have determined that the risk of an effort by the Government Parties to shut down our Geismar plant or PCS's Geismar plant from which we obtain the green acid raw material is remote. In addition, we have concluded that the contingent liability arising from compliance costs for this matter as discussed above is neither remote nor probable, but is reasonably possible. On the assumption that deep well injection at the site is ultimately employed or required, based on preliminary cost estimates to date, we estimate this technical approach to range from approximately $10 to $16 million.
.
Mexican CNA Water Tax Claims
On October 6, 2010 the Mexican Supreme Court upheld claims by the Mexican Comision National del Agua, or CNA, for higher water duties payable by our Mexican subsidiary, Innophos Fosfatados S.A. de C.V, or Fosfatados, relating to water usage at our Coatzacoalcos, Veracruz, Mexico plant. The claims are for the period 1999 through 2002 and total approximately $23.8 million (at current exchange rates), including basic charges of $6.8 million and $17.0 million for interest, inflation and penalties.
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
As a result of the Mexican Supreme Court determination and indemnification obligation, Innophos recorded a liability (charged to cost of goods sold) of $23.8 million (including estimated inflation, interest and penalties) and a corresponding benefit for the Rhodia indemnity receivable of $18.8 million, and an income tax benefit of $5.0 million, resulting in no net charge to Innophos for the 1999-2002 CNA claims, most of which was recorded in the third quarter of 2010.
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
Based upon review of the Post-2002 Fresh Water Claims, the advice of counsel, and the facts and applicable law in the context of the recent Mexican Supreme Court decision, management concluded that liability for those claims had become probable. Accordingly, Innophos has an accrued liability of $13.3 million as of September 30, 2011 including estimated inflation, interest and penalties. The Company recorded the reversal of the 2005 pre-tax charges of $3.6 million in the first quarter of 2011 as a result of the expiration of the statute of limitations.
In summary, as of September 30, 2011 the Company has recorded a Rhodia indemnity receivable of $18.8 million, a CNA liability of $37.1 million and a tax benefit of $7.9 million related to the CNA Fresh Water Claims.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

13. Pension:
Net periodic benefit expense for the United States plans for the three months ended September 30, 2011:

	2011
	Pension benefits	Other benefits	Total
Service cost	$—	$72	$72
Interest cost	27	37	64
Expected return on assets	(18)	—	(18)
Amortization of prior service cost	—	32	32
Amortization of unrecognized (gains)/losses	—	(15)	(15)
Net periodic benefit expense	$9	$126	$135

Net periodic benefit expense for the United States plans for the three months ended September 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$—	$91	$91
Interest cost	27	46	73
Expected return on assets	(21)	—	(21)
Amortization of prior service cost	—	65	65
Amortization of unrecognized (gains)/losses	(1)	(20)	(21)
Plan amendments	—	(141)	(141)
Net periodic benefit expense	$5	$41	$46
Net periodic benefit expense for the United States plans for the nine months ended September 30, 2011:

	2011
	Pension benefits	Other benefits	Total
Service cost	$—	$219	$219
Interest cost	83	111	194
Expected return on assets	(54)	—	(54)
Amortization of prior service cost	—	99	99
Amortization of unrecognized (gains)/losses	—	(46)	(46)
Net periodic benefit expense	$29	$383	$412

Net periodic benefit expense for the United States plans for the nine months ended September 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$—	$271	$271
Interest cost	82	138	220
Expected return on assets	(63)	—	(63)
Amortization of prior service cost	—	196	196
Amortization of unrecognized (gains)/losses	(3)	(59)	(62)
Plan amendments	—	(141)	(141)
Net periodic benefit expense	$16	$405	$421

We made our entire cash contributions of $2.9 million for our U.S. defined contribution plan during the first quarter of 2011 for the plan year 2010. The U.S. defined benefit cash contributions will be, at a minimum, approximately $0.2 million for 2011.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except where noted)

Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2011:

	2011
	Pension benefits	Other benefits	Total
Service cost	$69	$17	$86
Interest cost	142	23	165
Expected return on assets	(238)	—	(238)
Amortization of transition obligation	—	7	7
Amortization of prior service cost	26	—	26
Amortization of unrecognized (gains)/losses	40	10	50
Exchange rate changes	(46)	(10)	(56)
Net periodic benefit expense	$(7)	$47	$40
Net periodic benefit expense for the Canadian plans for the three months ended September 30, 2010:

	2010
	Pension benefits	Other benefits	Total
Service cost	$52	$14	$66
Interest cost	135	20	155
Expected return on assets	(214)	—	(214)
Amortization of transition obligation	—	22	22
Amortization of prior service cost	31	(10)	21
Amortization of unrecognized (gains)/losses	18	—	18
Exchange rate changes	(96)	19	(77)
Net periodic benefit expense	$(74)	$65	$(9)
Net periodic benefit expense for the Canadian plans for the nine months ended September 30, 2011:

	2011
	Pension benefits	Other benefits	Total
Service cost	$211	$51	$262
Interest cost	433	71	504
Expected return on assets	(726)	—	(726)
Amortization of transition obligation	—	23	23
Amortization of prior service cost	80	—	80
Amortization of unrecognized (gains)/losses	124	30	154
Exchange rate changes	140	(35)	105
Net periodic benefit expense	$262	$140	$402

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
We made cash contributions to our Canadian defined benefit plan of $0.6 million during the nine months ended September 30, 2011. We expect to make additional cash contributions to our Canadian defined benefit plans of $0.2 million during the remainder of 2011.
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

For the three months ended September 30, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$130,850	$48,601	$22,651	$—	$202,102
Intersegment sales	284	14,841	132	(15,257)	—
Total sales	131,134	63,442	22,783	(15,257)	202,102
Operating income	$21,331	$7,143	$4,651	$—	$33,125
Depreciation and amortization expense	$4,864	$4,909	$1,753	$—	$11,526

For the three months ended September 30, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$126,737	$33,522	$8,717	$—	$168,976
Intersegment sales	658	7,279	43	(7,980)	—
Total sales	127,395	40,801	8,760	(7,980)	168,976
Operating income (b)	$27,621	$2,384	$(19,696)	$—	$10,309
Depreciation and amortization expense	$7,761	$4,021	$1,238	$—	$13,020

For the nine months ended September 30, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$393,262	$132,634	$75,431	$—	$601,327
Intersegment sales	1,056	35,522	312	(36,890)	—
Total sales	394,318	168,156	75,743	(36,890)	601,327
Operating income (a)	$77,613	$12,358	$16,593	$—	$106,564
Depreciation and amortization expense	$14,897	$12,814	$4,732	$—	$32,443

For the nine months ended September 30, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$373,181	$106,019	$42,815	$—	$522,015
Intersegment sales	2,226	29,316	135	(31,677)	—
Total sales	375,407	135,335	42,950	(31,677)	522,015
Operating income (b)	$74,437	$7,818	$(17,647)	$—	$64,608
Depreciation and amortization expense	$22,246	$11,875	$3,813	$—	$37,934
(a) Includes a $3.8 million benefit to earnings recorded in the first quarter related to the expected future CNA Fresh Water Claims, primarily for the reversal of the 2005 period which is now beyond the statute of limitations, in GTSP & Other.
(b) For GTSP & Other, the three and nine months ended September 30, 2010, includes a $20.0 million charge to earnings for the CNA Fresh Water Claims.

15. Subsequent Events:
On October 31, 2011, Innophos, Inc. acquired all the outstanding stock of privately held KI Acquisition, Inc., the parent of Kelatron Corporation, a leading producer of bioactive mineral nutrients sold into the nutritional and dietary supplements markets, based in Ogden, Utah. The combination of Kelatron's micronutrient range of products with the macronutrients of calcium, magnesium, potassium and phosphorus currently manufactured by Innophos is expected to significantly strengthen Innophos' offering to its food, beverage and dietary supplement customers.
The acquisition had a purchase price of $21 million, subject to specified adjustments. The price was funded from our revolving line of credit.

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
Recent Trends and Outlook

The Specialty Phosphates business, in U.S., Canada and Mexico continues to see strong demand for its products, and October shipments were back to normal following the restricted shipping rate temporarily experienced in September.

Price increases were successfully implemented during the 2011 third quarter, with overall pricing for Specialty Phosphates up 10% year over year. Market raw material prices developed as expected in the third quarter although Mexico benefited from successful purchasing strategies that deferred some of the cost impact to the fourth quarter. The raw material cost environment remains elevated with further moderate increases in market prices reported in the fourth quarter.

Management still expects to exit the year with a year over year quarterly increase in raw material costs of $25-30 million and remains confident in its ability to raise selling prices for the fourth quarter. Overall, the targeted additional price increases should contribute to a 16-18% Specialty Phosphates revenue growth in the fourth quarter of 2011 which also reflects current volume growth expectations of approximately 4-5%.

The anticipated increase in overall selling prices and raw material costs, along with the catch-up in the Mexico raw material cost inflation that was successfully deferred from the third to fourth quarter, is expected to result in an operating income margin of approximately 15% for Specialty Phosphates for the fourth quarter of 2011. This will deliver average margins for the year of approximately 16% as previously anticipated.

Operating income margin expectations for GTSP & Other are now expected to exceed the former 15% expectation by 1-2% for full year 2011. As with Mexico Specialty Phosphates, GTSP & Other margins in the third quarter also benefited from higher selling prices while raw material cost increases were successfully deferred. Fourth quarter margins are expected to be back in line with the full year expectation. GTSP revenues are typically lower in the fourth quarter on seasonal patterns, however, this will be offset by the inclusion of the delayed shipment from the third quarter, with fourth quarter revenues expected to be approximately $30-35 million.

Capital Expenditures
Capital expenditure expectations are at $35 to $40 million of spending for 2011. Investment continues to be focused on debottlenecking US / Canada and Mexico Specialty Salts facilities, expanding geographically including last quarter's announced investment in China, and enhancing Mexico's capability to process multiple grades of rock, consistent with the Company's supply chain diversification strategy. The expansion projects previously announced remain on track to deliver additional capacity in support of expected growth particularly for calcium and potassium phosphate product ranges. In addition, limited investment continues in order to evaluate Innophos' Mexican phosphate rock concessions. The Company also completed the investment in its ERP project with an August 2011 startup.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated.

	Three months ended		Three months ended
	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Net sales	$202.1	100.0	$169.0	100.0
Cost of goods sold	152.9	75.7	144.0	85.2
Gross profit	49.2	24.3	25.0	14.8
Operating expenses:
Selling, general and administrative	15.3	7.6	14.1	8.3
Research & development expenses	0.8	0.4	0.6	0.4
Operating income	33.1	16.4	10.3	6.1
Interest expense, net	1.5	0.7	15.6	9.2
Foreign exchange loss (gain), net	1.4	0.7	0.1	0.1
Provision for income taxes	11.3	5.6	(3.3)	(2.0)
Net income	$18.9	9.4	$(2.1)	(1.2)

	Nine months ended		Nine months ended
	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Net sales	$601.3	100.0	$522.0	100.0
Cost of goods sold	445.6	74.1	413.3	79.2
Gross profit	155.7	25.9	108.7	20.8
Operating expenses:
Selling, general and administrative	46.9	7.8	42.3	8.1
Research & development expenses	2.2	0.4	1.8	0.3
Operating income	106.6	17.7	64.6	12.4
Interest expense, net	4.1	0.7	26.7	5.1
Foreign exchange loss (gain), net	2.0	0.3	0.6	0.1
Provision for income taxes	34.9	5.8	11.4	2.2
Net income	$65.6	10.9	$25.9	5.0
Three months ended September 30, 2011 compared to the three months ended September 30, 2010
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2011 were $202.1 million, an increase of $33.1 million, or 19.6%, as compared to $169.0 million for the same period in 2010. Selling price increases had a positive effect on revenue of 12.8% or $21.7 million which occurred across all product lines and segments. Volumes increased 6.8% or $11.4 million which occurred primarily in GTSP & Other.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. The current quarter selling price dollar variance is derived from the current quarter year to date selling price dollar variance less the previous quarter year to date selling price dollar variance. The selling price dollar variance is then divided by the prior period sales dollars to calculate the percentage change. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the three months ended September 30, 2011 the percentage changes in net sales by reportable segments compared with the same period in 2010, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	9.6%	(6.4)%	3.2%
Specialty Phosphates Mexico	13.5%	31.5%	45.0%
Total Specialty Phosphates	10.4%	1.6%	12.0%
GTSP & Other	57.7%	102.2%	159.9%
Total	12.8%	6.8%	19.6%
The following table illustrates for the three months ended September 30, 2011 the percentage changes for net sales by Specialty Phosphates product lines compared with the same period in 2010, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Ingredients	9.5%	(4.7)%	4.8%
Food & Technical Grade PPA	5.2%	21.6%	26.8%
STPP & Detergent Grade PPA	24.1%	13.2%	37.3%
Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2011 was $49.2 million, an increase of $24.2 million, or 96.8%, as compared to $25.0 million for the same period in 2010. Gross margin increased to 24.3% for the three months ended September 30, 2011 versus 14.8% for the same period in 2010. Gross profit was favorably affected by $21.7 million for higher selling prices and $2.2 million for lower depreciation expense. There was a $0.3 million charge for the Mexican CNA Fresh Water Claims in the current quarter. Additionally, higher raw material cost and higher manufacturing costs partially offset by favorable sales volume had a combined unfavorable impact of $19.4 million. Included in 2010 was a charge of $20.0 million for the Mexican CNA matter, net of the $19.6 million Rhodia indemnity receivable.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and R&D expenses. For the three months ended September 30, 2011, these costs were $16.1 million, an increase of $1.4 million, or 9.5%, as compared to $14.7 million for the same period in 2010. The increase was primarily due to due diligence expenses related to the Kelatron acquisition, higher depreciation and information technology expenses no longer capitalized since the startup and of the ERP system.
Operating Income
Operating income for the three months ended September 30, 2011 was $33.1 million, an increase of $22.8 million, or 221.4%, as compared to $10.3 million for the same period in 2010. Operating income as a percentage of net sales for the Company increased to 16.4% versus 6.1% for the same period in 2010.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2011 was $1.5 million, a decrease of $14.1 million, compared to $15.6 million for the same period in 2010. This decrease is primarily due to the refinancing of the Company's debt in the 2010 third quarter.
Foreign Exchange
Foreign exchange loss for the three months ended September 30, 2011 was $1.4 million compared to a loss of $0.1 million for the same period in 2010. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 37% for the three months ended September 30, 2011 compared to 61% for the same period in 2010. The large variance in the effective tax rate is primarily due to the Mexican CNA water claims, net of the indemnity receivable, being recorded as discrete items for tax provision purposes in the third quarter of 2010.

Net Income
Net income for the three months ended September 30, 2011 was $18.9 million, an increase of $21.0 million, compared to a net loss of $2.1 million for the same period in 2010, due to the factors described above.
Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2011 were $601.3 million, an increase of $79.3 million, or 15.2%, as compared to $522.0 million for the same period in 2010. Selling price increases had a positive effect on revenue of 10.8% or $56.1 million which occurred across all product lines and segments. Volumes increased 4.4% or $23.2 million with all major product lines except STPP & Detergent Grade PPA contributing.
The following table illustrates for the nine months ended September 30, 2011 the percentage changes in net sales by reportable segment compared with the same period in 2010, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	6.5%	(1.1)%	5.4%
Specialty Phosphates Mexico	11.4%	13.7%	25.1%
Total Specialty Phosphates	7.6%	2.1%	9.7%
GTSP & Other	46.2%	30.0%	76.2%
Total	10.8%	4.4%	15.2%
The following table illustrates for the nine months ended September 30, 2011 the percentage changes for net sales by major product lines compared with the same period in 2010, including the effect of price and volume/mix effects upon revenue:

	Price	Volume/Mix	Total
Specialty Ingredients	6.4%	1.0%	7.4%
Food & Technical Grade PPA	6.0%	13.5%	19.5%
STPP & Detergent Grade PPA	15.9%	(6.2)%	9.7%
Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2011 was $155.7 million, an increase of $47.0 million, or 43.2%, as compared to $108.7 million for the same period in 2010. Gross margin increased to 25.9% for the nine months ended September 30, 2011 versus 20.8% for the same period in 2010. Gross profit was favorably affected by $56.1 million for higher selling prices, $5.7 million for lower depreciation expense, and $3.6 million for a favorable adjustment in the Mexican CNA Fresh Water Claims in the current period. There was $3.2 million unfavorable impact for a planned maintenance outage at our Coatzacoalcos, Mexico manufacturing facility and a $2.1 million unfavorable exchange rate impact mostly from our Mexican peso based costs. Higher raw material costs and higher manufacturing expenses partially offset by increased sales volume had a combined unfavorable impact of $34.2 million. Included in 2010 was a $20.0 million charge for the Mexican CNA matter, net of the $19.6 million Rhodia indemnity receivable and $1.1 million expense for the planned maintenance outage at our Geismar, La. manufacturing facility.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative, and R&D expenses. For the nine months ended September 30, 2011, these costs were $49.1 million, an increase of $5.0 million, or 11.3%, as compared to $44.1 million for the same period in 2010. The increase was primarily due to $2.0 million of non-cash stock compensation and higher employee medical related expenses, $2.3 million strategic project expenses, $0.6 million increased commercial activities and $1.0 million increase in all other expenses, partially offset by $0.9 million lower legal expenses related to the arbitration of a phosphate rock supply dispute in the prior year.
Operating Income
Operating income for the nine months ended September 30, 2011 was $106.6 million, an increase of $42.0 million, or 65.0%, as compared to $64.6 million for the same period in 2010. Operating income as a percentage of net sales for the Company increased to 17.7% versus 12.4% for the same period in 2010.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2011 was $4.1 million, a decrease of $22.6 million, compared to $26.7 million for the same period in 2010. This decrease is primarily due to the replacement in mid-2010 of $246 million of notes averaging 9% interest rates with a partially drawn $225 million senior secured credit facility that had average interest rates below 4% in the first three quarters of 2011.

Foreign Exchange
Foreign exchange loss for the nine months ended September 30, 2011 was $2.0 million compared to a loss of $0.6 million for the same period in 2010. The U.S. dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was 35% for the nine months ended September 30, 2011 compared to 31% for the same period in 2010. The variance in the effective tax rate is due to the Mexican CNA water claims, net of the indemnity receivable, being recorded as discrete items for tax provision purposes in the third quarter of 2010.

Net Income
Net income for the nine months ended September 30, 2011 was $65.6 million, an increase of $39.7 million, compared to net income of $25.9 million for the same period in 2010, due to the factors described above.

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

	Three months ended	Three months ended
	September 30, 2011	September 30, 2010	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$130,850	$126,737	3.2%
Specialty Phosphates Mexico	48,601	33,522	45.0%
Total Specialty Phosphates	$179,451	$160,259	12.0%
GTSP & Other	22,651	8,717	159.8%
Total	$202,102	$168,976	19.6%

Segment Operating Income
Specialty Phosphates US & Canada	$21,331	$27,621
Specialty Phosphates Mexico	7,143	2,384
Total Specialty Phosphates	$28,474	$30,005
GTSP & Other	4,651	(19,696)
Total	$33,125	$10,309

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	16.3%	21.8%
Specialty Phosphates Mexico	14.7%	7.1%
Total Specialty Phosphates	15.9%	18.7%
GTSP & Other	20.5%	(225.9)%
Total	16.4%	6.1%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$4,864	$7,761
Specialty Phosphates Mexico	4,909	4,021
Total Specialty Phosphates	$9,773	$11,782
GTSP & Other	1,753	1,238
Total	$11,526	$13,020

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$393,262	$373,181	5.4%
Specialty Phosphates Mexico	132,634	106,019	25.1%
Total Specialty Phosphates	$525,896	$479,200	9.7%
GTSP & Other	75,431	42,815	76.2%
Total	$601,327	$522,015	15.2%

Segment Operating Income
Specialty Phosphates US & Canada	$77,613	$74,437
Specialty Phosphates Mexico	12,358	7,818
Total Specialty Phosphates	$89,971	$82,255
GTSP & Other (a)	16,593	(17,647)
Total	$106,564	$64,608

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	19.7%	19.9%
Specialty Phosphates Mexico	9.3%	7.4%
Total Specialty Phosphates	17.1%	17.2%
GTSP & Other (a)	22.0%	(41.2)%
Total	17.7%	12.4%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$14,897	$22,246
Specialty Phosphates Mexico	12,814	11,875
Total Specialty Phosphates	$27,711	$34,121
GTSP & Other	4,732	3,813
Total	$32,443	$37,934
(a) The nine months ended September 30, 2011 includes a $3.6 million benefit to earnings mainly due to a $3.8 million benefit recorded in the first quarter related to the expected future CNA Fresh Water Claims, primarily for the reversal of the 2005 period which is now beyond the statute of limitations.
Three months ended September 30, 2011 compared to the three months ended September 30, 2010
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 3.2% for the three months ended September 30, 2011 when compared with the same period in 2010. Selling prices increased 9.6% with increases across all product lines. Volumes decreased 6.4%, due to restricted shipping rates following the new ERP system startup in late August.
Specialty Phosphates Mexico net sales increased 45.0% for the three months ended September 30, 2011 when compared with the same period in 2010. Volumes increased 31.5% with growth in all product lines as the business recovered from second quarter production shortfalls. Selling prices increased 13.5% with increases across all product lines.
GTSP & Other net sales increased 159.8% for the three months ended September 30, 2011, when compared with the same period in 2010, on 102.2% higher volumes compared to a weather-affected prior period and 57.7% higher selling prices reflecting strong fertilizer market conditions.
Segment Operating Income % of Net Sales:
The 5.5% decrease in Specialty Phosphates US & Canada for the three months ended September 30, 2011 compared with the same period in 2010 is mainly due to higher raw material costs and increased operating expenses, partially offset by increased selling prices and lower depreciation expense.
The 7.6% increase in Specialty Phosphates Mexico for the three months ended September 30, 2011 compared with the same period in 2010 is mainly due to increased selling prices, favorable raw material cost, and favorable exchange rate impact on fixed costs partially offset by increased manufacturing costs.
The 246.4% increase in GTSP & Other for the three months ended September 30, 2011 compared with the same period in 2010 is primarily due to higher selling prices and a favorable variance in the Mexican CNA Fresh Water Claim partially offset by higher manufacturing costs.
Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 5.4% for the nine months ended September 30, 2011 when compared with the same period in 2010. Selling prices increased 6.5% with increases across all product lines. Volumes decreased 1.1% due to restricted shipping rates following the new ERP system startup in late August.
Specialty Phosphates Mexico net sales increased 25.1% for the nine months ended September 30, 2011 when compared with the same period in 2010. Volumes increased 13.7% with increases across all product lines. Selling prices increased 11.4% with increases across all product lines.
GTSP & Other net sales increased 76.2% for the nine months ended September 30, 2011 when compared with the same period in 2010 on 30.0% higher volumes and 46.2% higher selling prices reflecting strong fertilizer market conditions.
Segment Operating Income % of Net Sales:
The 0.2% decrease in Specialty Phosphates US & Canada for the nine months ended September 30, 2011 compared with the same period in 2010 is mainly due to increased raw material costs, increased manufacturing cost, and increased operating expenses essentially offset by increased selling prices and lower depreciation expense. Included in 2010 was expense for the planned maintenance outage at our Geismar, La. manufacturing facility
The 1.9% increase in Specialty Phosphates Mexico for the nine months ended September 30, 2011 compared with the same period in 2010 is mainly due to increased selling prices partially offset by increased raw material cost, increased manufacturing costs due to higher operating rates and a planned maintenance outage at the Coatzacoalcos manufacturing facility.
The 63.2% increase in GTSP & Other for the nine months ended September 30, 2011 compared with the same period in 2010 is primarily due to higher selling prices and the favorable variance in the Mexican CNA Fresh Water Claim partially offset by higher manufacturing costs and higher costs from a planned maintenance outage at the Coatzacoalcos manufacturing facility.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
Operating Activities	$75.4	$33.6
Investing Activities	(27.2)	(22.1)
Financing Activities	(25.7)	(89.0)
Nine months ended September 30, 2011 compared to nine months ended September 30, 2010
Net cash provided by operating activities was $75.4 million for the nine months ended September 30, 2011 as compared to $33.6 million for 2010, an increase of $41.8 million. The increase in operating activities cash resulted primarily from favorable changes of $39.7 million in net income as described earlier.
The change in working capital is a use of cash of $31.8 million in 2011 compared to a use in 2010 of $28.1 million, a decrease in cash of $3.7 million. The decrease in cash is mainly due to higher cash outlays for inventories, current liabilities (mainly due to recording a $39.6 million liability for both the pre-2002 and post-2002 CNA claims last year) and accounts payable, partially offset by lower cash outlays in other current assets (mainly due to the recording of a $19.6 million receivable from Rhodia for indemnity of the pre-2002 CNA claims last year) and accounts receivable.
Net cash used for investing activities was $27.2 million for the nine months ended September 30, 2011, compared to $22.1 million for 2010, as higher capital spending for several manufacturing expansion projects offset decreased spending on the Company's ERP project.
In the second quarter of 2009 the Company launched an ERP project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. To date the Company has spent approximately $33.8 million on this project, of which approximately $25.0 million was capitalized as of September 30, 2011.
The Company is investing to grow its food, beverage and pharmaceutical phosphate business, especially geographically, and also to diversify its raw material supply long term. Projects are underway in the U.S. to debottleneck and increase production capabilities of various specialty ingredients such as the $4.5 million calcium leavening agents project at its Nashville, TN plant and the tri-calcium phosphate capacity expansion project at Chicago Heights, IL. In Mexico, projects are focused on debottlenecking Specialty Salts units and on enhancing Mexico's capability to process multiple grades of rock consistent with the Company's supply chain diversification strategy. The Company also announced in the third quarter a new China subsidiary that will be investing in local manufacturing capabilities.
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
Net cash used for financing activities for the nine months ended September 30, 2011, was a use of $25.7 million, compared to a use of $89.0 million in 2010, a decrease in the use of cash of $63.3 million. This was mainly due to funds received from the 2010 bank Credit Agreement in the form of a $100 million term loan and a $70 million revolver draw. These funds along with $20 million of on-hand cash were used to redeem the $190 million Senior Subordinated Notes due 2014. In the second quarter of 2010, there was a net $49.5 million decrease in cash for the redemption of the remaining balance of the 9.5% Senior Unsecured Notes due 2012.
On August 11, 2011 the Company announced a share repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management's discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. During the third quarter, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $40.93 per share or $6.1 million.
We are subject to Rhodia's ability to perform its obligations under our 2004 acquisition agreement, primarily to indemnify us against CNA Fresh Water Claims currently estimated at $23.8 million for the periods through 2002. Such indemnification rights have been confirmed by court judgments.
Since the CNA Fresh Water Claims were upheld for the periods through 2002, it is possible that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2006 on into the future (2003, 2004 and 2005 are believed to be beyond the statute of limitations). Innophos has an accrued liability of $13.3 million as of September 30, 2011 including estimated inflation, interest and penalties for these post-2002 claims. Although not included in our court judgments in ongoing litigation against Rhodia, we believe Rhodia is required to indemnify us fully for post-closing “losses” caused by breaches of covenants set forth in our 2004 acquisition agreement. Rhodia has contested indemnification responsibility for those breaches. Refer to Note 12 of Notes to Consolidated Financial Statements in “Item 1. Financial Statements”.
As of September 30, 2011, the Company has recorded a Rhodia indemnity receivable of $18.8 million, a CNA liability of $37.1 million and a tax benefit of $7.9 million related to the CNA Water Claims.
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
On October 31, 2011, Innophos, Inc. acquired all the outstanding stock of privately held KI Acquisition, Inc., the parent of Kelatron Corporation, a leading producer of bioactive mineral nutrients sold into the nutritional and dietary supplements markets, based in Ogden, Utah. The combination of Kelatron's micronutrient range of products with the macronutrients of calcium, magnesium, potassium and phosphorus currently manufactured by Innophos is expected to significantly strengthen Innophos' offering to its food, beverage and dietary supplement customers.
The acquisition had a purchase price of $21 million, subject to specified adjustments. The price was funded from our revolving line of credit.

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
At September 30, 2011, we had $96.0 million principal amount of variable-rate debt and a $125.0 million revolving credit facility, of which $45.0 million was outstanding, both of which approximate fair value. Total remaining availability was $78.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. In the third quarter of 2010 we entered into an interest rate swap with a notional amount that corresponds directly with our Term Loan and has a fixed rate of 1.994% plus the applicable margin on the debt, expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter.
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
As of September 30, 2011, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the third quarter of 2011, we implemented a new Enterprise Resource Planning (ERP) system on a worldwide basis. The implementation was completed and the system went "live" on August 26, 2011. This implementation was subject to various testing and review procedures prior to execution. In connection with this ERP system implementation, we have updated and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We concluded, as part of our evaluation of internal control over financial reporting, that the implementation of the ERP system has not materially affected our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 8, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 8, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated November 8, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated November 8, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	November 8, 2011

INNOPHOS HOLDINGS, INC.

/s/ Neil I. Salmon
By:	Neil I. Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 8, 2011

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 8, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 8, 2011 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated November 8, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated November 8, 2011 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002