Form 10-K
period 2011-12-31
Innophos Holdings, Inc.
filed 2012-02-29
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC, 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
 _______________________________________________________________________________________________
INNOPHOS HOLDINGS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
 _______________________________________________________________________________________________

Delaware (state or other jurisdiction of incorporation)	001-33124 (Commission File number)	20-1380758 (IRS Employer Identification No.)
259 Prospect Plains Road
Cranbury, New Jersey 08512
(Address of Principal Executive Officer, including Zip Code)
(609) 495-2495
(Registrants’ Telephone Number, Including Area Code)
Not Applicable
(Former name or former address, if changed since last report)
_______________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.1 billion as of June 30, 2011, the last business day of the Registrant’s most recently completed second quarter (based on the Nasdaq Global Select Market closing price on that date).
As of February 15, 2012, the registrant had 21,620,216 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held May 18, 2012	III (Items 10, 11, 12, 13 and 14)

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
_______________________________________________________________________________________________
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
Innophos is a leading international producer of mineral based performance-critical specialty ingredients with applications in food, beverage, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacture with a growing capability in a broad range of other mineral ingredients, to supply a product range produced to the highest standards of quality and consistency demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of mineral fortification solutions for food, beverage and nutritional supplement manufacturers.
On October 31, 2011, Innophos acquired 100% of the stock of Kelatron's holding company, KI Acquisition, Inc., for a purchase price of approximately $21 million, subject to specified adjustments. Founded in 1975 and based in Ogden, Utah, Kelatron is a leading producer of technically advanced chelated mineral ingredients, with a high quality base of customers in the dietary supplement and sports nutrition markets. Chelation improves bioavailability - the digestive system's ability to absorb these essential minerals. Kelatron products deliver a wide range of minerals that are essential in small quantities to a balanced diet (micronutrients) and are highly complementary to the macronutrients of calcium, magnesium, potassium and phosphorus currently manufactured by Innophos. The acquisition is expected to significantly strengthen Innophos' offering to its food, beverage and dietary supplement customers.
Key Product Lines
We have four principal product lines: (i) Specialty Ingredients, (ii) Food and Technical Grade purified phosphoric acid, or PPA, (iii) Technical Grade Sodium Tripolyphosphate (STPP) & Detergent Grade PPA and iv) GTSP & Other . The first three product lines comprise our Specialty Phosphates US/Canada and Mexico reporting segments, with GTSP & Other reported separately in a third reporting segment.
Specialty Ingredients
Specialty Ingredients (including specialty phosphate salts, specialty phosphoric acids and a range of other mineral based specialty ingredients) are the most highly engineered products in our portfolio. They have a wide range of applications such as flavor enhancers in beverages, electrolytes in sports drinks, texture modifiers in cheeses, leavening agents in baked goods, mineral sources for nutritional supplements, pharmaceutical excipients and abrasives in toothpaste. Specialty phosphoric acids are used in industrial applications such as asphalt modification and petrochemical catalysis.
The table below presents a list of the main Specialty Ingredients sold by us in 2011:

Product	Description/End-Use Application

Sodium Aluminum Phosphate, Acidic and Basic (“SALP”)	Premier leavening agent for baking mixes, cakes, self-rising flours, baking powders, batter & breadings (acidic). Improves melting properties of cheese (basic).

Sodium Acid PyroPhosphate (“SAPP”)	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; provides moisture and color retention in poultry and meat.

Sodium HexaMetaPhosphate (“SHMP”)	Water treatment applications; anti-microbial and sequestrant in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate (“MCP”)	Leavening agent in double-acting baking powder; acidulant; buffering agent.

Calcium Acid Pyrophosphate (“CAPP”)	Calcium based, slow acting, multifunctional leavening acid used in a wide variety of baked goods

Dicalcium Phosphate (“DCP”)	Toothpaste abrasive; leavening agent; calcium fortification.

Tricalcium Phosphate (“TCP”)	Calcium and phosphorus fortifier in food and beverage applications (e.g., orange juice, cereals, and cheese); flow aid; additive in expandable polystyrene.

Pharma Calcium Phosphates (“A-Tab®”, “Di-Tab®”, “Tri-Tab®”)	Excipients in vitamins, minerals, nutritional supplements and pharmaceuticals.

Ammonium Phosphates (“MAP”, “DAP”)	High-end fertilizer products for horticultural use; flame retardant; cigarette additives; culture nutrient.

Potassium Phosphates (“TKPP”, “DKP”, “MKP”, “KTPP”)	Water treatment; sports drinks; buffering agent; improves tenderness in meat, seafood and poultry applications; horticulture applications.

Specialty Acids (e.g., Polyacid)	Additive improving performance properties of asphalt.

Sodium Blends (e.g., Sodium Tripolyphosphate (STPP (food grade)))	Ingredient improving yield, tenderness, shelf life, moisture and color retention in meat, seafood and poultry applications.

Amino acid salts including calcium, chromium, copper, iron, lithium, magnesium, manganese, phosphorous, potassium, selenium, strontium, vanadium, and zinc	Bioactive mineral nutrients used in a wide variety of fortified foods, beverages and dietary supplements.

Other (Sodium Bicarbonate, Tetrasodium Pyrophosphate (“TSPP”), Mono, Di, & Trisodium Phosphates (“MSP”, “DSP”, “TSP”))	Baking powders; gelling agent in puddings; cheese emulsifiers.

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
Technical Grade Sodium Tripolyphosphate (STPP) & Detergent Grade PPA
STPP is a specialty phosphate derived from reacting phosphoric acid with a sodium alkali. STPP is a key ingredient in cleaning products, including industrial and institutional cleaners and automatic dishwashing detergents and consumer laundry detergents outside the U.S. In addition to its use in cleaning products, STPP is also used in water treatment, clay processing, and copper ore processing. Over 90% of the end use market for STPP is derived from consumer product applications. Detergent Grade PPA is a lower grade form of PPA used primarily in the production of STPP.
Our major North American STPP competitor is Mexichem, S.A.B. de C.V., or Mexichem, in Mexico. Currently, Mexichem produces STPP at two manufacturing locations in Mexico. We also compete with imports from North Africa, Europe and China.
Over the past several decades, there have been efforts to reduce the use of STPP in consumer and institutional cleaners. In the 1980’s, STPP use in consumer laundry applications was discontinued in the U.S. and Canada. STPP use was all but eliminated in consumer automatic dishwashing applications in the U.S. and Canada in 2010. The Industrial & Institutional market has also reformulated some of its products to reduce STPP content in an effort to market a lower cost and reduced phosphate content product line.
GTSP & Other
Granular Triple Super Phosphate, or GTSP, is a fertilizer product line produced at our Coatzacoalcos facility. GTSP is used throughout Latin America for increasing crop yields in a wide range of agricultural sectors. GTSP is made as a co-product of our purified wet acid manufacturing process.
Our Industry
The North American marketplaces for each of our product lines have seen consolidation to two primary producers and several secondary suppliers. We consider the two key producers in each product category to be: (i) our Company and ICL in Specialty Ingredients; (ii) our Company and PCS in Food and Technical Grade PPA; and (iii) our Company and Mexichem in Technical STPP. The production of specialty phosphates begins with phosphate rock, which can be processed in two alternative ways to produce PPA: (i) the thermal acid method, in which elemental phosphorus is combusted in a furnace and subsequently hydrated to produce purified phosphoric acid; or (ii) the purified wet acid method (PWA), in which mined phosphate rock is reacted with sulfuric acid to produce merchant green acid, (agricultural grade phosphoric acid), which is then purified through solvent-based extraction into purified phosphoric acid. The conversion of merchant green acid into PPA is a technically complex and a capital-intensive process.
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
In addition to consolidation of producers, uneconomic production capacity has been eliminated in North America across all three major specialty phosphate product categories during the last decade. For instance, in 2001, Rhodia closed its specialty salts and specialty acids plants in Buckingham, Quebec and Morrisville, Pennsylvania. In 2002, Vicksburg Chemical Company closed a specialty salts plant in Vicksburg, Mississippi. In 2003 and 2004, Astaris closed three manufacturing facilities, eliminating roughly 320,000 metric tons of capacity: a purified wet phosphoric acid plant in Conda, Idaho; a specialty salts plant in Trenton, Michigan; and an STPP plant in Green River, Wyoming. In January 2009, Mexichem closed its Coatzacoalcos facility eliminating approximately 50% of their estimated STPP capacity.
In June 2006, PCS started up a fourth PWA based PPA production train at its Aurora, NC facility, a capacity addition less than the estimated combined level of 2006 North American PPA imports and domestic PPA produced via the thermal process. The PCS capacity increase was also comparable in capacity to the Astaris Idaho plant closed in 2003 following a failed start-up.
Innophos, through its subsidiary Kelatron, also produces a wide range of bioactive mineral nutrients through a variety of production processes customized to meet customer requirements through spray drying, roller compactions, fine grinding, wet granulations, and custom blending resulting in more than 1,500 product formulations, which include both chelated and custom processed ingredients. The mineral industry is less consolidated than the specialty phosphates industry with Albion Minerals considered the leading competitor alongside a number of smaller producers.
Penetration from Imports
Over the past several years, we estimate that imports, including domestically located production facilities owned by foreign based organizations, have accounted for approximately 15-20% of the North American specialty phosphate market. This market share has been fairly stable for the last three years.
The following are the primary importers of PPA products and derivatives into North America: (i) Prayon SA, or Prayon, and Rotem Amfert Negev Ltd. (a subsidiary of ICL) for PPA, with Prayon primarily supplying acid to its specialty salts manufacturing facility in Augusta, Georgia; and (ii) various European, Chinese, and Israeli specialty phosphate manufacturers such as Chemische Fabrik Budenheim, Thermphos, Hubei Xingfa, Jiangyin Chengxing, Guangxi Mingli and BK Giulini Chemie GmbH & Co. (a subsidiary of ICL) for specialty salts and STPP.
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
For the years ended December 31, 2011, 2010 and 2009, we generated net sales of $810.5 million, $714.2 million and $666.8 million, respectively. The growth was delivered through increasing volumes to higher value markets and applications, with sales to the consumer oriented end markets of food & beverage, oral care and pharmaceuticals representing just under 50% of Innophos sales revenue in 2011.
Raw Materials and Energy
We purchase a range of raw materials and energy sources on the open market, including phosphate rock, sulfur and sulfuric acid, agricultural grade phosphoric acid (also known as MGA), PPA, natural gas and electricity. To help secure supply, we purchase several of our key raw materials under long-term contracts generally providing for fixed or minimum quantities of materials, or purchase of our full requirements, and predetermined pricing formulae based on various market indices and other factors. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw material. We are not integrated vertically back to our sources of supply by ownership interests, joint ventures or affiliated companies, as a result of which raw materials acquisition at economical price levels is an important risk of our business. See Item 1A “Raw Materials Availability and Pricing” of this Report Form 10-K.
Phosphate Rock and Merchant Green Acid (MGA). MGA is the main raw material for the creation of our downstream salts and acids. We purchase MGA for processing at our Geismar, LA facility through a long-term agreement with PCS. At our Coatzacoalcos facility in Mexico, we typically purchase phosphate rock in order to produce MGA internally; however, we can also process externally purchased MGA, available from various suppliers globally. The Company has agreements with three preferred phosphate rock suppliers for 2012 to supply the Coatzacoalcos facility. In addition to these primary sources, the Company has options for other spot suppliers and will continue to qualify and develop additional sources for potential future supply.
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
Purified Phosphoric Acid. The key raw material input for all of our downstream specialty phosphate salt and specialty phosphoric acid operations is PPA. We purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from PCS with whom we have a long-term supply contract. In 2011, Innophos produced approximately three quarters and purchased approximately one quarter of its total PPA supply.

Natural Gas and Electricity. Natural gas and electricity are used to operate our facilities and generate heat and steam for the various manufacturing processes. We typically purchase natural gas and electricity on the North American open market at so-called “spot rates.” From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. We did enter into a financial hedge for approximately 75% of our 2012 US & Canada natural gas requirements. We also seek to increase the energy efficiencies of our facilities and reduce costs through investments and ongoing continuous improvement projects.
Research and Development
Our product engineering and development activities are aimed at developing and enhancing products, processes, applications and technologies to strengthen our position in our markets and with our customers. We focus on:

•	developing new or improved application-specific specialty phosphate and other mineral based specialty ingredients based on our existing product line and identified or anticipated customer needs;

•	creating new phosphate products to be used in new applications or to serve new markets;

•	providing customers with premier technical services as they integrate our ingredients into their products and manufacturing processes;

•	ensuring that our products are manufactured in accordance with our stringent regulatory, health and safety policies and objectives;

•	developing more efficient and lower cost manufacturing processes; and

•	expanding existing, and developing new, relationships with customers to meet their product engineering needs.
Our research expenditures were $2.9 million, $2.4 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Environmental and Regulatory Compliance
Certain of our operations involve manufacturing ingredients for use in food, nutritional supplement and pharmaceutical excipient products, and therefore must comply with stringent U.S. Food and Drug Administration, or FDA, or the U.S. Department of Agriculture, or USDA, similar regulatory controls of foreign jurisdictions where we operate, as well as good manufacturing practices and the quality requirements of our customers. In addition, our operations that involve the use, handling, processing, storage, transportation and disposal of hazardous materials, are subject to extensive and frequently changing environmental regulation by federal, state, and local authorities, as well as regulatory authorities with jurisdiction over our foreign operations that now extend to Canada, Mexico and China. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require operating permits that are subject to renewal or modification. Violations of health and safety and environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of an operating permit, third-party claims for property damage or personal injury, or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Due to changes in health and safety and environmental laws and regulations, the time frames when those laws and regulations might be applied, and developments in environmental control technology, we cannot predict with certainty the amount of capital expenditures to be incurred for environmental purposes.
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
We currently have in force insurance policies covering property, general liability, excess liability, workers’ compensation/employer’s liability, product liability, product recall, fiduciary and other coverages. We seek to maintain coverages consistent with market practices and required by those with whom we do business. Where appropriate for the protection of our property, we also require others with whom we do business to provide certain coverages for our benefit. We believe that we are appropriately insured for the insurable risks associated with our business.
Employees
As of December 31, 2011, we had 1,166 employees, of whom 684 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2014 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 912 through April 18, 2013 at the Nashville facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2014 at the Chicago (Waterway) facility; the United Steelworkers, Local No. 6304 through April 30, 2014 at the Port Maitland, Ontario facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Gases, Similares y Conexos de la República Mexicana, at the Mexico facilities. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June 2012.
Executive Officers
The following table and biographical material present information about the persons serving as our executive officers, and key employees:

Name	Age	Position
Randolph Gress	56	Chairman of the Board, Chief Executive Officer, President and Director
Neil Salmon	43	Vice President and Chief Financial Officer
William Farran	62	Vice President, General Counsel and Corporate Secretary
Iris Alvarado	41	Vice President of Purchasing, Logistics & Distribution
Charles Brodheim	48	Vice President and Corporate Controller
Louis Calvarin	48	Vice President, Operations
Mark Feuerbach	52	Vice President, Investor Relations, Treasury, Financial Planning & Analysis
Joseph Golowski	50	Vice President, Specialty Phosphates
Gail Holler	53	Vice President, Human Resources
Russell Kemp	53	Vice President, Research & Development and Chief Risk Officer
Michael Lovrich	58	Vice President, Planning and Customer Service
Abraham Shabot	50	Vice President, Director General, Innophos Latin America
Mark Thurston	52	Vice President, Corporate Strategy and Worldwide Business Development
Biographical Material
Randolph Gress is Chairman of the Board, Chief Executive Officer, President and Director of Innophos. Mr. Gress joined Innophos as Chief Executive Officer and Director at the Company's inception in 2004. Previously, Mr. Gress joined Rhodia in 1997 and held various positions including Global President of Rhodia's Specialty Phosphates business and Vice President and General Manager of the Sulfuric Acid business. Prior to joining Rhodia, Mr. Gress spent fourteen years at FMC Corporation where he worked in various managerial capacities in Strategic Planning, Business, Operations and Supply Chain. From 1977 to 1980, Mr. Gress worked at Ford Motor Company in various capacities within the Plastics, Paint and Vinyl Division. Mr. Gress earned a B.S.E. in Chemical Engineering from Princeton University and an M.B.A. from Harvard Business School.
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
Iris Alvarado is Vice President of Purchasing, Logistics & Distribution of Innophos. She joined Albright & Wilson in 1996 working in the Logistics Department and she has since held progressive positions in the areas of Purchasing, Logistics and Distribution. Ms. Alvarado was Manager of Purchasing of Raw Materials, MRO, Logistics and Packaging for Rhodia Mexico from 2000 through 2002 and Corporate Purchasing Manager in 2003. After her next positions as Innophos’ Supply Chain Director from 2004 to 2008 and Global Director of Strategic Sourcing of Raw Materials & Energy from 2009 to October 2010, Ms. Alvarado was appointed interim Vice President of Supply Chain from November 2010 to January 2012. She studied Political Science from 1991 to 1992 in the Eberhard Karls University of Tübingen in Germany. Ms. Alvarado earned a B.B.A degree in International Relations from the University of the Americas-Puebla, Mexico and holds an M.A in Business Administration from Instituto Tecnológico y de Estudios Superiores de Monterrey.
Charles Brodheim is Vice President and Corporate Controller of Innophos. Mr. Brodheim joined Rhodia in 1988 and held various tax, accounting and business analyst positions within Rhodia. Mr. Brodheim was the North American Finance Director for Specialty Phosphates from 2000-2002. After 2002, Mr. Brodheim was a Finance Director for various Rhodia North American Enterprises, including its Eco-Services enterprise. Mr. Brodheim earned a B.B.A. degree in Finance/Accounting from Temple University and is a certified public accountant.
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
Gail Holler is Vice President, Human Resources of Innophos. Ms. Holler joined Innophos in December of 2010 as Senior Director Human Resources and was elected Vice President, Human Resources in May 2011. She has 30 years of experience working in Human Resources for global as well as multi-national organizations in both corporate and operational environments, including pharmaceutical, medical device, biotech, and IT companies. Prior to joining Innophos, Ms. Holler worked for Tata Consultancy Services, a $7 billion corporation headquartered in India from May 2009 to December 2010. Previous to that, she was Vice President Human Resources for LifeCell, a $500 million regenerative medicine (biotech) company located in central New Jersey. She also worked for Sanofi-Aventis (and its legacy organizations) for 14 years, with her last position as Vice President Human Resources for the Global Dermatology Division. Ms. Holler earned her BA in Business Communication from the University of Delaware.
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
Michael Lovrich is Vice President, Planning and Customer Service of Innophos. Mr. Lovrich joined Innophos in August 2007 from Coach, Inc., where he served as Vice President, Supply Chain from 2004 through 2007 for that specialty leather and women’s accessories manufacturer. Prior to his tenure with Coach, Mr. Lovrich was with Engelhard Corporation where he held various positions in Supply Chain Operations and Information Technology, leading several supply chain transformation initiatives at the business unit and corporate level. Prior to Engelhard, Mr. Lovrich held positions with Fisher Scientific, Thompson Medical and Becton-Dickinson. Mr. Lovrich earned his B.A. in History from William Paterson College and his M.B.A. from New York University Stern School of Business. Mr. Lovrich also holds professional certifications in supply chain management and project management.
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

Mark Thurston is Vice President, Corporate Strategy and Worldwide Business Development of Innophos and was elected President of Kelatron Corporation in November 2011. Mr. Thurston joined Rhodia in 1985 working in Fine Organics and has been Vice President of Strategy and Worldwide Business Development since 2009. Previously, he was Vice President of Specialty Chemicals from 2004 to 2008 and Vice President and General Manager of Food Ingredients North America from 2002 to 2004. Prior to that, he worked in various sales and marketing capacities for Rhodia. Mr. Thurston previously worked at RTZ Corp. as an assistant planning and marketing manager and an assistant production manager. Mr. Thurston earned a B.S. in Chemical Engineering from the University of Aston in Birmingham, England.
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
Risks Related to Our Business Operations
Raw Materials Availability and Pricing
Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, MGA, PPA and energy (principally natural gas and electricity). Our raw materials are purchased under supply contracts that vary from long term multi-year supply arrangements to annual agreements. Pricing within contracts is typically set according to predetermined formulae dependent on price indices or market prices with pricing for some shorter term contracts set by negotiation with reference to market conditions. The prices we pay under these contracts will generally lag the underlying market prices of the raw material. Approximately 25% of our supply of these principal raw materials is bought under fixed annual pricing arrangements with the remaining quantities adjusting in line with changes in market prices or with approximately a three month lag to market price changes.
Various market conditions can affect the price and supply of our raw materials. The primary demand for both phosphate rock and sulfur, globally, is for fertilizer production. The costs of these materials are heavily influenced by demand conditions in the fertilizer market and freight costs, which traditionally have been volatile. Prices for both materials escalated rapidly during 2007 and 2008, declined during 2009 and began to increase again during 2010 and 2011. Increased raw material pricing may adversely affect our margins if we are not able to offset costs with sales price increases as we explain under “Price Competition” below.
We import phosphate rock for our Coatzacoalcos, Mexico site from several global suppliers. We have now successfully processed industrial scale quantities of phosphate rock from five suppliers and, for 2012, we expect the majority of our requirements to be met from three of these suppliers. Previously, the Coatzacoalcos facility was supplied exclusively by OCP, S.A., a state-owned mining company in Morocco under a 1992 supply agreement that expired in September 2010. Although the Coatzacoalcos facility has made significant advances in its ability to handle alternative grades of rock without adversely affecting operating efficiency; further investment will be required to realize the full benefits of improved process flexibility. Accordingly, it remains possible that process efficiency issues will arise as the plant processes new sources of rock over longer time periods, necessitating further investment or a change in rock suppliers to better suit plant processing capability. We cannot be sure that those kinds of efficiency issues will not arise, or if they do, that our existing or other suppliers would be able to supply sufficient additional quantities or grades to meet our full requirements, factors that could significantly affect our phosphate rock availability and may weaken our ability to maintain our existing levels of operations. Although the diversification of our supply base has reduced our dependence on any one supplier, tight demand conditions overall in the fertilizer market would mean that our purchases could be constrained should any major supplier experience a significant disruption in its ability to supply, for example, as a result of capacity constraints, political unrest, or adverse weather conditions in the areas where that supplier operates. We also cannot be sure the annual or other periodic contracts we have in-place will be renewed on similar terms to those currently enjoyed.
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
Environmental, Product Regulations and Sustainability Initiative Concerns
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and some of our products are ingredients in foods, nutritional supplements or pharmaceutical excipients that are used in finished products consumed or used by humans or animals. As a result, we are subject to extensive and frequently changing environmental and other regulatory requirements and periodic inspection by federal, state, and local authorities, including the U.S. Environmental Protection Agency, or EPA, and the FDA, as well as other regulatory authorities and those with jurisdiction over our foreign operations and product markets. Moreover, as we commence operations in other jurisdictions, such as we intend to do in China in 2012, we will be subject to additional licensing tests for our facilities and operations and a regulatory environment with which we have no previous experience. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to renewal or modification. Violations of environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of operating permits, third-party claims for property damage or personal injury, or other costs.
Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states within the U.S. and Canada countrywide have moved to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents. The trade association that includes major manufacturers of consumer automatic dishwashing detergents has actively supported these efforts in the U.S. and Canada, with non-phosphate legislation becoming effective in July 2010. In addition, the European Union recently enacted legislation to effectively ban phosphates in consumer detergents with a first phase beginning 2013, and in Australia an industry-led voluntary phosphate ban will take effect in 2014. These trends and related changes in consumer preferences have already reduced our requirements for auto dish markets and we have responded with a shift in our capabilities to serve other food and industrial applications. Furthermore, although phosphates are still permitted for those applications in many Latin American countries and other parts of the world we cannot be sure that similar bans may not be implemented in some or all of these markets in the future, or that the same effect may not result from manufacturers reformulating to reduce phosphate levels. Additional laws, regulations or distribution policies focused on reduced use of other phosphate-based products could occur in the future. For example, a global retailer, as part of a corporate sustainability initiative, issued a statement indicating its intent to continue to reduce phosphates in laundry and dish detergents in its Latin American and Canadian stores. Also, some jurisdictions have threatened to further regulate or ban the use of polyphosphoric acid and orthophosphoric acid in asphalt road construction. During 2008, such restrictions were implemented in New York State, but reversed in Nebraska and in 2009 restrictions were reversed in Wyoming and relaxed in Colorado. In 2009, Colorado allowed the use of polyphosphoric acid in asphalt road construction on an exception basis. Such a ban, if instituted in multiple jurisdictions or throughout the U.S. and Canada, could have a significant impact on our business. Changes in composition or permitted-use regulations in domestic or export countries may affect the regulatory status of our finished products and our ability to sell these products into some markets. Such changes may in turn require reformulation or alternative raw material sourcing, potentially incurring additional cost. If these measures are not successful, the available markets for our products may be limited.
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
International Operations
We have significant production operations in Mexico and Canada, and in 2012 we expect to begin blending operations at a new facility in China. We continually evaluate business opportunities that may expand our operations to other areas beyond our current operations. We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, the most notable being currency fluctuations and devaluations, economic and business conditions that differ from U.S. cycles, divergent social and political conditions that may become unsettled or even disruptive, communication and translation delays and errors due to cultural and language barriers and less predictable outcomes from differing legal and judicial systems. Until we gain familiarity with the risk environment on an ongoing basis, our risks in those regards are likely to be greatest as we implement our new business start up in China. Among the additional risks potentially affecting our Mexican operations are changes in local economic conditions, currency devaluations, potential disruption from socio-political violence in that country, and difficulty in contract enforcement due to differences in the Mexican legal and regulatory regimes compared to those of the U.S. Risks to our Canadian operations, though generally less than for Mexico, nevertheless include a differing federal and provincial regulatory environment from that in the U.S. and currency fluctuations and devaluations. In the event we establish operations in new regions, our exposures to risks from the noted causes and from other as yet unknown causes may increase.
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
Product Liability Exposure
Many of our products are performance or fortification additives used in the food and beverage, consumer product, nutritional supplement and pharmaceutical industries. The sale of these additives and our customers' products that include them involve the risk of product liability and personal injury claims, which may be brought by our customers or end-users of products. While we adhere to stringent quality standards in the course of their production, storage and transportation, our products could be subject to adverse effects from foreign matter such as moisture, dust, odors, insects, mold or other substances, or from excessive temperature. Historically, we have not been subject to material product liability claims, and none are currently outstanding. However, because our products are used in manufacturing a wide variety of our customers' products, including those ingested by people, we cannot be sure we will not be subject to material product liability or recall claims in the future.
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
Intellectual Property Rights
We rely on a combination of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secrecy, and other intellectual property laws to protect our intellectual property and other proprietary rights. Nonetheless, we cannot be sure that any pending patent application or trademark application will result in an issued patent or registered trademark, or that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable. The use of our intellectual property by others could reduce any competitive advantage we have developed or otherwise harm our business. Moreover, we cannot be sure that our property rights can be asserted in all cases, particularly in an international context, or that we can defend ourselves successfully or cost-effectively against the assertion of rights by others.
Contingency Planning
We operate a number of manufacturing facilities in the US, Canada and Mexico, and we coordinate company activities, including our sales, customer service, information technology systems and administrative services and the like, through headquarters operated in those countries.
Our sites and those of others who provide services to them are subject to varying risks of disaster and follow on consequences, both manmade and natural, that could degrade or render inoperable one or more of our facilities for an extended period of time. Such disaster related risks and effects are not predictable with certainty and, although they can be mitigated, they cannot be avoided. We seek to mitigate our exposures to physical disaster events in a number of ways. For example, where feasible, we design and engineer the configuration of our plants and the associated supply chains to reduce the consequences of disasters. We also maintain insurance for our facilities (and in maintaining our supply chain require insurance to be maintained by others) against casualties, including extended business interruption, and we continually evaluate our risks and develop contingency plans for dealing with them and policies for avoiding them in the future. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those we have concluded most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.
Certain Financial Risks
Contingencies Affecting Dividends
Following our 2006 public offering, our Board of Directors initiated a policy of paying regular quarterly cash dividends on our Common Stock, subject to the availability of funds, legal and contractual restrictions and prudent needs of our business. We have maintained that policy and paid dividends continuously since that time, making payments that we believed were prudent and promoted stockholder value. However, we are a holding company that does not conduct any business operations of our own. As a result, we are normally dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock. The amounts available to us to pay cash dividends are restricted by covenants in our debt agreements and by provisions of Delaware law. As allowed by existing debt instruments, we may incur additional indebtedness that may restrict to an even greater degree, or prohibit, the payment of dividends on stock. We cannot be sure the level of our operations or agreements governing our current or future indebtedness will permit us to adhere to our current dividend policy, or pay any dividends at all, or that continued payment of dividends will remain prudent for our business in the future judgment of our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located in Cranbury, New Jersey, with manufacturing facilities strategically located throughout the United States, Canada, and Mexico. We operate eight facilities which manufacture our four main product lines: Specialty Ingredients, Food and Technical Grade PPA, STPP & Detergent Grade PPA, and GTSP & Other Products. Our largest manufacturing facility is located in Coatzacoalcos, Mexico. We operate five medium-size plants in Chicago Heights, Illinois, Nashville, Tennessee, Port Maitland, Canada (Ontario), Geismar, Louisiana and Ogden, Utah, which collectively produce our major products. We produce additional specialty salts in two plants located in Chicago, Illinois (Waterway), and Mission Hills, Mexico. All the facilities listed above are owned with the exception of Mission Hills, Mexico, where the land is leased long-term and Ogden, Utah where the building which houses the plant is leased. We also lease facilities at Cranbury, New Jersey, Mexico City, Mexico, and Mississauga, Canada (Ontario) which house our executive, commercial, administrative, product engineering and research and development employees, with the Cranbury, New Jersey facility serving as our world headquarters. We also own a distribution facility in Chicago which we use to service our customer base. By late 2012, we expect to start up a food grade specialty phosphate blending facility now under construction in Taicang City, China at a leased site. We do not own and are not responsible for any closed U.S. or Canadian elemental phosphorus or phosphate production sites.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 16 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in “Item 8. Financial Statements and Supplementary Data”.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Market Data
Our Common Stock has been listed and traded since November 2006 on the Nasdaq Global Select Market under the symbol “IPHS.”
Stock price comparisons:

	2011			2010
Quarter	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First	$46.11	$33.17	$0.17	$28.04	$17.79	$0.17
Second	49.38	42.49	0.25	31.00	25.20	0.17
Third	50.81	37.30	0.25	33.10	24.22	0.17
Fourth	49.87	37.74	0.25	37.67	32.72	0.17

The Company paid the $0.25 per share dividend declared in the fourth quarter of 2011 in the first quarter of 2012.
The number of holders of record of our Common Stock at February 13, 2012 was 10,614.
Dividends

Consistent with the determination our Board of Directors made in December 2006, we continue to declare and pay quarterly dividends. During 2010, the quarterly dividend was $0.17 per share of Common Stock. The quarterly dividend was increased to $0.25 per share of Common Stock starting with the first quarter of 2011, and in February 2012 the quarterly dividend was increased to $0.27 per share of Common Stock. Subject to action by the Board of Directors management’s present policy is to recommend dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, costs associated with being a public company, taxes and other costs. If our financial needs change, management’s recommendations concerning dividends may also change.
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
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) **	(c)
Equity compensation plans approved by security holders	1,109,962	$18.55	1,796,021	*
Equity compensation plans not approved by security holders	—	$—	—
Total	1,109,962	$18.55	1,796,021
 ______________________

*
Includes in the total 148,302 shares of Common Stock available for future grant and issuance under our 2006 Long Term Equity Incentive Plan. The remaining shares shown in column (c) are attributable to our 2009 Long Term Incentive Plan.

**	In column (b), the weighted average exercise price is only applicable to stock options.
Issuer Purchases of Equity Securities
During 2011 the Board of Directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management’s discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. During the third quarter, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $40.93 per share or $6.1 million.

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

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of operations data:
Net sales	$810,487	$714,231	$666,759	$934,758	$578,982
Cost of goods sold	605,172	556,826	470,780	570,176	474,785
Gross profit	205,315	157,405	195,979	364,582	104,197
Operating expenses:
Selling, general and administrative	65,380	59,564	67,151	63,417	54,441
Research and development	2,923	2,405	1,938	2,310	2,047
Total operating expenses	68,303	61,969	69,089	65,727	56,488
Operating income	137,012	95,436	126,890	298,855	47,709
Interest expense, net	5,726	28,289	23,313	34,193	41,559
Foreign exchange losses (gains), net	875	659	(769)	2,663	40
Other income, net	—	—	—	(386)	(299)
Income before income taxes	130,411	66,488	104,346	262,385	6,409
Provision for income taxes	43,889	21,333	41,202	55,202	11,896
Net income (loss)	$86,522	$45,155	$63,144	$207,183	$(5,487)
Allocation of net income (loss) to common shareholders	$86,522	$45,141	$63,141	$207,150	$(5,487)
Per share data:
Income (loss) per share:
Basic	$3.99	$2.11	$2.97	$9.89	$(0.27)
Diluted	$3.83	$2.02	$2.87	$9.54	$(0.27)
Cash dividends declared	$1.00	$0.68	$0.68	$0.68	$0.68
Weighted average shares outstanding:
Basic	21,694,453	21,421,226	21,258,536	20,956,566	20,676,859
Diluted	22,578,567	22,359,447	21,968,904	21,718,537	20,676,859

	(Dollars in thousands)
	Year Ended December 31,
	2011	2010	2009	2008	2007
Other data:
Cash flows provided from (used in):
Operating activities	$46,346	$75,958	$174,100	$142,794	$43,441
Investing activities	(54,728)	(31,192)	(19,609)	(18,536)	(30,476)
Financing activities	(20,082)	(113,511)	(147,368)	(14,591)	(29,064)
Capital expenditures	34,195	31,192	19,609	18,536	28,356
Ratio of earnings to fixed charges (1)	17.7x	3.2x	4.6x	8.0x	1.1x
  ______________________

(1)
For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

	(Dollars in thousands)
	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance sheet data:
Cash and cash equivalents	$35,242	$63,706	$132,451	$125,328	$15,661
Accounts receivable	104,421	74,691	56,345	79,541	60,079
Inventories	169,728	123,182	113,636	145,310	78,728
Property, plant & equipment, net	187,421	191,948	205,227	231,715	262,496
Total assets	687,015	626,890	662,468	728,204	542,699
Total debt	152,000	149,000	246,000	382,500	384,500
Total stockholders’ equity	$393,208	$330,716	$295,378	$242,760	$44,704

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Background
Innophos is a leading international producer of mineral based performance-critical specialty ingredients with applications in food, beverage, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacture with a growing capability in a broad range of other mineral ingredients, to supply a product range produced to the highest standards of quality and consistency demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of mineral fortification solutions for food, beverage and nutritional supplement manufacturers.
Effective November 1, 2011, our business included Kelatron, a leading producer of technically advanced chelated mineral ingredients, with a high quality base of customers in the supplement and sports nutrition markets. Chelation improves bioavailability - the digestive system's ability to absorb these essential minerals. Kelatron products deliver a wide range of minerals that are essential in small quantities to a balanced diet (micronutrients) and are highly complementary to the macronutrients of calcium, magnesium, potassium and phosphorus currently manufactured by Innophos. The acquisition is expected to significantly strengthen Innophos' offering to its food, beverage and dietary supplement customers.
Below is a summary chart of the corporate structure of our subsidiaries at December 31, 2011.

Innophos
Holdings, Inc.
(Registrant)
100%
Innophos Investments
Holdings, Inc.
100%
Innophos, Inc.(1)
100%
100%
KI Acquisition, Inc.
Innophos
Canada, Inc.(1)
Innophos
Mexico Holdings, LLC
100%
Kelatron Corporation(1)
Innophos Mexicana
S.A. de C.V.(1) (2)
100%
Mexican
Subsidiaries(1) (2)

(1) Operating Companies

(2) Excludes qualifying shares held by other subsidiaries

2011 Overview
Our financial performance in 2011 was highlighted by:

•	Net sales of $810.5 million compared to $714.2 million for 2010, a $96.3 million improvement mostly attributable to higher selling prices;

•
Operating income of $137.0 million was $41.6 million higher than the $95.4 million recorded in the prior year. 2011 operating income includes a full year $3.4 million benefit resulting from a reduction in the provision for excess water duty charges in Mexico following a settlement with Rhodia on Rhodia's liability for the charges and improved estimates on probable amounts to be paid to the Mexican Comision National del Agua, or CNA, and 2010 includes a net $21.0 million charge ($41.2 million gross, less a $20.2 million Rhodia indemnity receivable) for the CNA provision;

•
Net interest expense decreased $22.6 million due to the replacement in mid-2010 of $246 million of notes averaging 9% interest with a partially drawn $225 million senior secured credit facility that averaged interest rates below 4% in 2011;

•	Net income was $86.5 million or $3.83 per share (diluted);

•
The acquisition on October 31, 2011 of privately held KI Acquisition, Inc., the parent of Kelatron Corporation, for approximately $21 million. Kelatron is a leading producer of bioactive mineral nutrients sold into the nutritional and dietary supplements markets, based in Ogden, Utah.

•
A net decrease in cash of $28.5 million was principally due to increased net working capital (current assets excluding cash minus current liabilities excluding current portion of long-term debt) to $249.1 million at December 31, 2011;

•	Capital expenditures of $34.2 million compared to $31.2 million in 2010, with higher spending due to manufacturing investments consisting of:

•	Debottlenecking U.S. & Canada and Mexico Specialty Salts facilities

•	Coatzacoalcos’ upgrade of purified phosphoric acid, or PPA to food grade capability and enhanced capability to process multiple grades of phosphate rock

•	Expanding geographically with investment in China

•	Completion of the Company's Enterprise Resource Planning (ERP) system;

•	Dividends of $0.92 per share paid on the Common Stock.
Refer to the Company’s results of operations and liquidity for the year ended December 31, 2011 for further details.
Recent Trends and Outlook

Underlying demand conditions for Specialty Phosphates remain strong, as evidenced by the excellent results in our Mexico Specialty Phosphates business in the fourth quarter 2011. U.S. & Canada volume in the fourth quarter 2011 was below expectations as a result of the weakening environment for horticultural and industrial applications; however, these effects are not expected to continue into 2012 and, overall, management expects 2012 Specialty Phosphates volume growth to be in line with the 4-6% long term expectation driven by product innovation and geographic growth.

Throughout 2011, the Specialty Phosphates business met or exceeded its pricing objectives with fourth quarter pricing up 13% year over year for Specialty Phosphates and 16% for total Innophos. This covered higher overall raw material costs that approximated $22 million for the 2011 fourth quarter.

Market raw material prices increased as expected during the fourth quarter, but began to moderate as fertilizer market demand slowed towards the end of the year and into early 2012. Innophos raw material costs are expected overall to continue increasing through the first half of 2012 primarily from the impact of the portion of raw material costs fixed annually resetting to higher 2011 benchmark levels. Management also expects to increase the level of expenditure on evaluating the company's Mexican phosphate rock concessions, leading to an additional $3-4 million of expense in 2012.

Targeted volume growth and some further expected increase in selling prices on a year over year basis are expected to offset the cost increases noted above to generate 2012 operating income growth for Specialty Phosphates in line with 7-10% long term expectations.

Trends in fertilizer markets are currently difficult to predict accurately, creating limited visibility in the GTSP business and for market raw material price trends in general. Recent industry publications have reported lower short term spot pricing on weaker demand conditions. As a result, GTSP margins are expected to be significantly lower in the 2012 first quarter than just recorded in the 2011 fourth quarter, with sales expected to be around $20 million and margins expected in the low to mid-single digits. GTSP margins are typically advantaged when fertilizer prices move up and disadvantaged when fertilizer prices decline. If fertilizer prices stabilize through the rest of 2012, GTSP margins are expected to improve.

Net debt (total debt less cash) increased $62 million in the fourth quarter 2011 due to $64 million of increased working capital. The increase came from increases in the value of raw materials and finished goods, the timing of phosphate rock purchases and a decision to increase U.S. finished goods inventory levels in support of improved service levels. Excluding the working capital increase, operating cash flow in the quarter was sufficient to fund the $21 million Kelatron acquisition. Management expects strong operating cash flow generation in 2012 with a moderate reduction in working capital levels expected and capital expenditures targeted at or below depreciation levels.
Capital Expenditures
Capital expenditures were $34 million in 2011, just below the $35 to $40 million expected range and, as a result, the 2012 expectation is for higher expenditures of $40 to $45 million. Investment continues to be focused on debottlenecking U.S. & Canada and Mexico Specialty Ingredients facilities, expanding geographically including the investment in China, and enhancing Mexico's capability to process multiple grades of rock, consistent with the Company's supply chain diversification strategy.
Rhodia Settlement over Mexican Water Fees

Innophos recently settled with Rhodia all issues between the companies concerning indemnity claims for water fees by the Mexican water commission (CNA), certain port concession fees, and all other matters in related litigation filed by Innophos and pending between the companies in the New York courts since 2005.

Separately, Innophos reached agreement with the CNA and began paying agreed sums disposing of the CNA claims for 2009 and 2010 for lesser amounts than previously accrued for these years. In September 2011, CNA issued resolutions seeking fees, interest and penalties for the periods 2005-2008 in amounts similar to those previously accrued by Innophos.  Innophos is working with CNA on reaching an agreement aimed at resolving those outstanding claims at acceptable terms to Innophos.

After reducing the company's estimate for the amounts expected to be claimed by the CNA and after including the benefits of the 2012 Rhodia settlement, Innophos adjusted its expectation for the cost of settling these claims in full through the end of 2011, to $3.7 million after tax. This represents a reduction of $7.3 million after tax compared to the provision estimate at the end of the third quarter 2011. Of this amount, $0.5 million was included in the fourth quarter 2011 as it related to previously existing liabilities, and an additional $6.8 million benefit will be recorded in the first quarter 2012.
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Net sales	$810.5	100.0	$714.2	100.0	$666.8	100.0
Cost of goods sold	605.2	74.7	556.8	78.0	470.8	70.6
Gross profit	205.3	25.3	157.4	22.0	196.0	29.4
Operating expenses:
Selling, general and administrative	65.4	8.1	59.6	8.3	67.2	10.1
Research & development	2.9	0.4	2.4	0.3	1.9	0.3
Income from operations	137.0	8.4	95.4	13.4	126.9	19.0
Interest expense, net	5.7	0.7	28.3	4.0	23.3	3.5
Foreign exchange losses (gains), net	0.9	0.1	0.6	0.1	(0.8)	(0.1)
Other income	—	—	—	—	—	—
Provision for income taxes	43.9	5.4	21.3	3.0	41.3	6.2
Net income	$86.5	10.7	$45.2	6.3	$63.1	9.4

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2011 were $810.5 million, an increase of $96.3 million, or 13.5%, as compared to $714.2 million for the same period in 2010. Selling price increases had a positive effect on revenue of 12.1% or $86.3 million which occurred across all product lines and segments. Volumes increased 1.4% or $10.0 million which occurred primarily in Food & Technical Grade PPA.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the year ended December 31, 2011 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	7.5%	(1.4)%	6.1%
Specialty Phosphates Mexico	14.0%	14.4%	28.4%
Total Specialty Phosphates	9.0%	2.1%	11.1%
GTSP & Other	39.0%	(5.2)%	33.8%
Total	12.1%	1.4%	13.5%
Note: Kelatron sales for November/December had a 0.4% effect on Specialty Phosphates US & Canada volume/mix and total variances.
The following table illustrates for the year ended December 31, 2011 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	7.4%	0.5%	7.9%
Food & Technical Grade PPA	10.0%	12.2%	22.2%
STPP & Detergent Grade PPA	16.6%	(2.3)%	14.3%
Note: Kelatron sales for November/December had a 0.4% effect on the Specialty Ingredients volume/mix and total variances.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2011 was $205.3 million, an increase of $47.9 million, or 30.4%, as compared to $157.4 million for the same period in 2010. Gross profit percentage increased to 25.3% for the year ended December 31, 2011 versus 22.0% for the same period in 2010. Gross profit was favorably affected by $86.3 million for higher selling prices, $6.9 million for lower depreciation, and $3.4 million primarily resulting from a reduction in provision for excess water duty charges in Mexico following settlement with Rhodia on Rhodia's liability for the charges and improved estimates on the probable amount to be paid to the Mexican water authority (CNA). There was a $3.2 million unfavorable impact for a planned maintenance outage at our Coatzacoalcos, Mexico manufacturing facility and a $1.2 million unfavorable exchange rate impact mostly from Mexican peso based costs. Higher raw material costs and higher manufacturing costs partially offset by increased sales volumes had a combined unfavorable impact of $66.4 million. Included in 2010 was a charge of $21.0 million for the Mexican CNA matter, net of a $20.2 million Rhodia indemnity receivable and $1.1 million expense for the planned maintenance outage at our Geismar, LA. manufacturing facility.
Operating Expenses and Research and Development
Operating expenses in 2011 consisted primarily of selling, general and administrative and research and development expenses. Operating expenses for the year ended December 31, 2011 were $68.3 million, an increase of $6.3 million, or 10.2%, as compared to $62.0 million for 2010. The increase was primarily due to $3.3 million of ERP system support expenses, $1.3 million of non-cash stock compensation paid under our employee benefit programs and higher employee related medical expenses, $1.1 million increased commercial activities, $1.1 million higher depreciation due to the capitalization of the ERP system which was put into service on August 27, 2011 and $0.4 million of miscellaneous net increases. This was partially offset by $0.9 million lower legal expenses related to the arbitration of a phosphate rock supply dispute in the prior year.
Operating Income
Operating income for the year ended December 31, 2011 was $137.0 million, an increase of $41.6 million, or 43.6%, as compared to $95.4 million for the same period in 2010. Operating income percentages increased to 16.9% for 2011 from 13.4% for 2010.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2011 was $5.7 million, a decrease of $22.6 million, or 79.9% as compared to $28.3 million for the same period in 2010. This decrease is due to the replacement in mid-2010 of $246 million of notes averaging 9% interest with a senior secured bank credit facility of up to $225 million that averaged interest rates below 4% in 2011. Included in 2010 were $5.6 million call premiums and $5.8 million accelerated deferred financing costs related to the redemption of $190 million Senior Subordinated Notes.
Foreign Exchange
Foreign exchange loss for the year ended December 31, 2011 was $0.9 million as compared to a loss of $0.6 million for 2010. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective tax rate increase from 32.1% in 2010 to 33.7% in 2011 is primarily the result of the net tax effect of Mexican Comision National del Agua, or CNA, Fresh Water Claims reducing our tax rate by 4.9% in 2010 partially offset by a

3.6% favorable effect of foreign tax rates due to higher income in jurisdictions with lower tax rates.
Net Income
Net income for the year ended December 31, 2011 was $86.5 million, an increase of $41.3 million as compared to $45.2 million for the same period in 2010, due to the factors described above.

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

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(16.7)%	15.6%	(1.1)%
Specialty Phosphates Mexico	(17.5)%	27.6%	10.1%
Total Specialty Phosphates	(16.8)%	18.0%	1.2%
GTSP & Other	47.5%	69.0%	116.5%
Total	(13.6)%	20.7%	7.1%
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
Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA and STPP & Detergent Grade PPA. Kelatron is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment:

	2011	2010	2009
Segment Net Sales
Specialty Phosphates US & Canada	$525,662	$495,473	$500,995
Specialty Phosphates Mexico	186,211	145,078	131,731
Total Specialty Phosphates	711,873	640,551	632,726
GTSP & Other	98,614	73,680	34,033
Total	$810,487	$714,231	$666,759
Net Sales % Growth
Specialty Phosphates US & Canada	6.1%	(1.1)%
Specialty Phosphates Mexico	28.4%	10.1%
Total Specialty Phosphates	11.1%	1.2%
GTSP & Other	33.8%	116.5%
Total	13.5%	7.1%
Segment Operating Income
Specialty Phosphates US & Canada	$94,055	$101,286	$126,080
Specialty Phosphates Mexico	21,948	9,739	12,956
Total Specialty Phosphates	116,003	111,025	139,036
GTSP & Other (a) (b)	21,009	(15,589)	(12,146)
Total	$137,012	$95,436	$126,890
Segment Operating Income % of net sales
Specialty Phosphates US & Canada	17.9%	20.4%	25.2%
Specialty Phosphates Mexico	11.8%	6.7%	9.8%
Total Specialty Phosphates	16.3%	17.3%	22.0%
GTSP & Other (a) (b)	21.3%	(21.2)%	(35.7)%
Total	16.9%	13.4%	19.0%
Depreciation and amortization expense
Specialty Phosphates US & Canada	$19,808	$28,367	$30,495
Specialty Phosphates Mexico	18,050	15,721	16,531
Total Specialty Phosphates	$37,858	44,088	47,026
GTSP & Other	5,818	5,383	4,161
Total	$43,676	$49,471	$51,187

(a)
The year ended December 31, 2011, includes a $3.4 million benefit to earnings primarily due to the reduction in provision for excess water duty charges in Mexico following a settlement with Rhodia on Rhodia's liability for the charges and improved estimates on the probable amount to be paid to the Mexican water authority (CNA).

(b)	The year ended December 31, 2010, includes a net $21.0 million charge to earnings for the above mentioned water duties.
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 6.1% for the year ended December 31, 2011 when compared with the same period in 2010. Volumes decreased 1.4% primarily due to a final step in STPP reformulation at a large industrial customer that occurred in early 2011 and, towards the end of the year, some weakening in demand for horticulture and industrial applications correlating more closely to the agricultural and broader economic environment. Selling prices increased 7.5% with increases across all product lines. In 2010 net sales decreased 1.1% when compared with 2009. Volumes increased 15.6% with success in food and beverage markets driving strong specialty ingredients sales and recovery of industrial markets benefiting PPA. Selling prices decreased 16.7% primarily in comparison to higher pricing levels at the beginning of the prior year.
Specialty Phosphates Mexico net sales increased 28.4% for the year ended December 31, 2011 when compared with the same period in 2010. Volumes increased 14.4% reflecting significant success in growing higher value food grade PPA and specialty ingredients supported by record production levels for the specialty ingredient product ranges manufactured in Mexico. Selling prices increased 14.0% with increases across all product lines. In 2010 net sales increased 10.1% when compared with

2009. Volumes increased 27.6% as Mexico was able to increase operating rates after securing competitive phosphate rock supply. Selling prices decreased 17.5% primarily in comparison to higher pricing levels at the beginning of the prior year.
GTSP & Other net sales increased 33.8% for the year ended December 31, 2011 when compared with the same period in 2010 with 39.0% higher selling prices partially offset by 5.2% lower volumes. In 2010 net sales increased 116.5% when compared with 2009 on 69.0% higher volumes and 47.5% higher selling prices, which improved in line with market.
Segment Operating Income Percentage of Net Sales:
The 2.5% decrease in Specialty Phosphates US & Canada for the year ended December 31, 2011 compared with the same period in 2010 is mainly due to the effects of an increased revenue base to offset higher raw material costs along with increased operating expenses primarily resulting from running the new ERP system. Included in 2010 was expense for the planned maintenance outage at the Geismar, La. manufacturing facility. The 4.8% decrease in Specialty Phosphates US & Canada for the year ended December 31, 2010 compared with the same period in 2009 is mainly due to decreased selling prices partially offset by lower raw material costs and decreased manufacturing, depreciation and operating expenses.
The 5.1% increase in Specialty Phosphates Mexico for the year ended December 31, 2011 compared with the same period in 2010 is mainly due to increased selling prices that exceeded raw material cost increases, leverage from significantly higher sales volumes, and lower legal expenses partially offset by higher manufacturing costs due to higher operating rates and a planned maintenance outage at the Coatzacoalcos manufacturing facility. The 3.1% decrease in Specialty Phosphates Mexico for the year ended December 31, 2010 compared with the same period in 2009 is mainly due to decreased selling prices, higher manufacturing costs due to higher operating rates and higher logistics costs related to third quarter weather disruption partially offset by lower legal fees and lower raw material costs. Included in the 2009 results were $2.0 million Mexican workforce reorganization costs.
The 42.5% increase in GTSP & Other for the year ended December 31, 2011 compared with the same period in 2010 is primarily due to higher selling prices and a net benefit of $3.4 million primarily the result of a reduction in provision for excess water duty charges in Mexico following settlement with Rhodia on Rhodia's liability for the charges and improved estimates on the probable amount to be paid to the Mexican water authority (CNA), partially offset by higher manufacturing costs partly due to costs from a planned maintenance outage at the Coatzacoalcos manufacturing facility. In 2010 there was a $21.0 million charge for the Mexican CNA Fresh Water Claims, net of the Rhodia indemnity receivable of $20.2 million. The 14.5% increase in GTSP & Other for the year ended December 31, 2010 compared with the same period in 2009 is primarily due to significantly higher selling prices and lower raw material costs partially offset by a $21.0 million charge for the Mexican CNA Fresh Water Claims, net of the Rhodia indemnity receivable of $20.2 million.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2011	2010	2009
Operating Activities	$46.3	$76.0	$174.1
Investing Activities	(54.7)	(31.2)	(19.6)
Financing Activities	(20.1)	(113.5)	(147.4)

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010
Net cash provided by operating activities was $46.3 million for the year ended December 31, 2011 as compared to $76.0 million for 2010, a decrease of $29.7 million. The decrease in operating activities cash resulted primarily from an unfavorable change of $71.4 million in working capital partially offset by a $41.3 million favorable change in net income as described earlier.
The change in working capital is a use of cash of $90.6 million in 2011 compared to a use in 2010 of $19.2 million, a decrease in cash of $71.4 million. The change in working capital is mainly due to higher accounts receivable resulting from higher sales and increased exports which bear longer terms and higher inventory levels as described below. Other current liabilities saw a significant decrease compared to 2010 mainly due to recording a $41.6 million liability for Mexican water duties in 2010, which was partially offset by increases in other current assets mainly due to recording a $20.2 million receivable for a Rhodia indemnity in 2010.
Total inventories increased $46.5 million from December 2010 levels resulting in days of inventory on hand increasing to 102 days. The increase came from higher values affecting both raw materials and finished goods, the timing of phosphate rock purchases and a decision to increase U.S. finished goods inventory levels in support of improved service levels. The following chart shows its historical performance:

	2011	2010	2009
Inventory Days on Hand	102	84	89

Net cash used for investing activities was $54.7 million for the year ended December 31, 2011, compared to $31.2 million for 2010, an increase in the use of cash of $23.5 million which was mainly due to the investment in Kelatron and higher spending on several manufacturing expansion projects.

On October 31, 2011, Innophos, Inc. acquired Kelatron and its parent for approximately $21 million.
The Company is investing to grow its food, beverage and pharmaceutical phosphate business, especially geographically, and also to diversify its raw material supply long term. Projects were completed in 2011 in the U.S. to debottleneck and increase production capabilities of various specialty ingredients such as the $4.5 million calcium leavening agents project at the Nashville, TN plant and the tri-calcium phosphate capacity expansion project at Chicago Heights, IL. In Mexico, projects are focused on debottlenecking Specialty Ingredients units and on enhancing Mexico's capability to process multiple grades of rock consistent with the Company's supply chain diversification strategy. The Company also announced in the 2011 third quarter a new China subsidiary aimed at developing its Food Grade Specialty Phosphates business in Asia.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Santo Domingo mining concession deposit could require expenditures of $10 to $15 million over a period, currently estimated at three to five years, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. 2011 overall concession-related expenditures were approximately $1.4 million, and management currently expects to spend an additional $3-4 million above the 2011 rate to accelerate evaluations of the rock concessions. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash used for financing activities for the year ended December 31, 2011, was a use of $20.1 million, compared to a use of $113.5 million in 2010, a decrease in the use of cash of $93.4 million. This was mainly due to funds received from the 2010 bank credit facility in the form of a $100 million term loan and a $70 million revolver draw, of which $20 million was subsequently repaid during 2010. These funds along with $20 million of on-hand cash were used to redeem the $190 million Senior Subordinated Notes due 2014. In the second quarter of 2010, there was a net $49.5 million decrease in cash for the redemption of the remaining balance of the 9.5% Senior Unsecured Notes due 2012.
In March 2011, the Company announced a 47% increase in its quarterly dividend rate from $0.17 per share to $0.25 per share starting with the first quarter 2011 payment in April which resulted in $5.4 million higher dividends paid in 2011 compared to 2010. In February 2012, the Company announced an additional 8% increase in its quarterly dividend rate from $0.25 per share to $0.27 per share staring with the first quarter 2012 payment to be made in April.
In August 2011, the Company announced a share repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management's discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. During the third quarter, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $40.93 per share or a total of $6.1 million.

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
In the second quarter of 2009 the Company launched an ERP project to upgrade its systems technology and to improve its position as a reliable specialty phosphate supplier. Through December 31, 2010, the Company had spent approximately $24.7 million on this project, of which approximately $17.0 million was capitalized. Management anticipates implementation in mid 2011.
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
Indebtedness
Total debt was $152.0 million as of December 31, 2011. Short term and long term debt net of cash was $116.8 million as of December 31, 2011, an increase of $31.5 million, or 36.9% from December 31, 2010.
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
On August 27, 2010, Innophos Holdings, Inc. and our wholly owned subsidiaries, Innophos Investments Holdings, Inc. and Innophos, Inc. entered into a Credit Agreement with a group of lenders. The Credit Agreement provides the Companies with a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. Prepayments of term loan are required at the rate of 1% of original principal amount (or $1 million) per quarter beginning on December 31, 2010. As of December 31, 2011, $95.0 million was outstanding under the Term Loan and $57.0 million was outstanding under the revolving line of credit with total availability at $66.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. Refer to Note 9 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.
Prior to the 2010 credit facility, Innophos, Inc. and its subsidiary, Innophos Canada, Inc. entered into a Loan and Security Agreement on May 22, 2009 which replaced a Credit Agreement dated as of August 13, 2004.
In the third quarter of 2010, the Company entered into an interest rate swap with an original notional amount of $100 million adjusting quarterly consistent with the 2010 term loan, with a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is a liability of approximately $0.8 million as of December 31, 2011.
In April 2009, the Company purchased $10.0 million of the 9.5% Senior Unsecured Notes due 2012 for $6.5 million. The $3.5 million retirement gain was reflected as interest income in our Consolidated Statement of Operations in the second quarter of 2009. The Company also recorded accelerated deferred financing costs of approximately $0.2 million in the second quarter of 2009.
The Company redeemed for cash all remaining $56.0 million of the 9.5% Senior Unsecured Notes in April 2010. The redemption price for the Notes was 100% of the principal amount plus accrued interest of $2.7 million to the date of redemption. Accelerated deferred financing charges in connection with the redemption of $0.6 million were recorded in the second quarter of 2010.
As indicated elsewhere, the Company paid a quarterly dividend on its Common Stock at an annual rate of $1.00 per share for 2011 and announced on February 21, 2012 an increase in the annual rate to $1.08 for 2012. That policy may change and is subject to numerous conditions and variables. See the section entitled “Dividends” in Item 5 of this Form 10-K.
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
We are subject to Rhodia's ability to perform its obligations under our 2004 acquisition agreement, primarily to indemnify us against CNA Fresh Water Claims currently estimated at $17.5 million for the periods through 2002. Such indemnification rights have been confirmed by court judgments.
Since the CNA Fresh Water Claims were upheld for the periods through 2002, we have judged it probable that the CNA would seek to claim similar higher duties, fees and other charges for fresh water extraction and usage from 2005 on into the future (2003 and 2004 are believed to be beyond the statute of limitations). The Company revised their CNA liability estimates for the 2005 on into the future and adjusted the liability to $14.1 million (including estimated inflation, interest and penalties) and adjusted the deferred income tax asset to $3.5 million. Innophos recently settled with Rhodia and its affiliates all issues between them concerning indemnity claims for water fees by the CNA, certain port concession fees, and all other matters in related litigation filed by Innophos and pending between the companies in the New York courts since 2005. An additional $6.8 million benefit is anticipated to be recorded in the first quarter 2012 as a result of the settlement. Refer to Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.
Separately, Innophos has reached agreement with the CNA and begun paying agreed sums disposing of the CNA claims for 2009 and 2010 for lesser amounts than previously accrued for these years. In January 2012, CNA issued resolutions seeking fees, interest and penalties for the periods 2005-2008 in amounts similar to those previously accrued by Innophos.

Innophos is working with CNA on reaching an agreement aimed at resolving those outstanding claims at acceptable terms to Innophos.
Capital Expenditures
Capital expenditures were $34 million in 2011, just below the $35 to $40 million expected range and, as a result, the 2012 expectation is for higher expenditures of $40 to $45 million. Investment continues to be focused on debottlenecking U.S. & Canada and Mexico Specialty Ingredients facilities, expanding geographically including the investment in China, and enhancing Mexico's capability to process multiple grades of rock, consistent with the Company's supply chain diversification strategy.

Contractual Obligations and Commercial Commitments
The following table sets forth our long-term contractual cash obligations as of December 31, 2011 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Term loan and revolver borrowings (1)	$152,000	$4,000	$4,000	$4,000	$140,000	$—	$—
Future Service Pension Benefits	10,990	611	790	876	983	1,087	6,643
Other (2)	555,030	114,522	73,418	73,418	73,418	73,418	146,836
Operating Leases	16,433	5,104	4,296	2,888	2,041	671	1,433
Total contractual cash obligations	$734,453	$124,237	$82,504	$81,182	$216,442	$75,176	$154,912
  ______________________

(1)	Amounts exclude interest payments.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

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
Claims and Legal Proceedings
The categories of asserted or unasserted claims for which the Company has estimated a probable liability and for which amounts are estimable are critical accounting estimates. Please refer to the section entitled “Commitments and Contingencies” in Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for additional information about such estimates.
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
Our market capitalization during fourth quarter of 2011 exceeded the book value of our equity.
Our reporting units for goodwill purposes are Specialty Phosphates United States, Specialty Phosphates Canada, Specialty Phosphates Mexico and GTSP & Other. As of December 31, 2011, the fair values of our reporting units were substantially greater than their carrying values.
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

•
Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of Innophos common stock, within a range of shares from zero to a specified maximum, calculated using a multi-year future average return on performance parameters selected in advance as defined solely by reference to the Company’s own activities. Amounts equivalent to dividends will accrue over the performance period and are paid on performance share awards when vested and distributed.

•	Annual stock retainer grants, which entitle independent members of the Board of Directors to receive a number of shares of the Company’s common stock equal to a fixed retainer value.
The fair value of the options granted during 2011, 2010 and 2009 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected volatility	54.4%	57.5%	61.4%
Dividend yield	2.3%	3.6%	5.0%
Risk-free interest rate	2.3%	2.8%	2.7%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of stock options	$17.14	$10.46	$6.19

Since Innophos Holdings, Inc. was a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options prior to 2009 was based on peer group historical volatility data equaling the expected term. Since 2009, the Company had chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility average of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of its stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.
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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $77. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $158.
Recently Issued Accounting Standards

New accounting standards effective in 2011 are described in the Recent Accounting Pronouncements section in Note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”.

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
At December 31, 2011, we had $95.0 million principal amount of variable-rate debt and a $125.0 million revolving credit facility, of which $57.0 million was outstanding, both of which approximate fair value. Total remaining availability was $66.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. In the third quarter of 2010 we entered into an interest rate swap with an original notional amount of $100 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 1.994% plus the applicable margin on the debt, expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter.
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
From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. We did enter into a financial hedge for approximately 75% of our 2012 U.S. & Canada natural gas requirements.
We do not currently, but may from time to time, hedge our currency rate risks.
We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. No customer accounted for more than 10% of our sales in the last 3 years.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Innophos Holdings, Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innophos Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management's Report on Internal Controls over Financial Reporting, management has excluded KI Acquisition Corporation and Kelatron Corporation from its assessment of internal controls over financial reporting as of December 31, 2011, the year of the acquisition due to the close proximity of the acquisition date to the date of management's assertion of the effectiveness of the Company's internal control over financial reporting. We have also excluded KI Acquisition Corporation and Kelatron Corporation from our audit of internal controls over financial reporting. KI Acquisition Corporation is a wholly owned subsidiary whose total assets and total net sales represent 3.7% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 29, 2012
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$35,242	$63,706
Accounts receivable, net	104,421	74,691
Inventories	169,728	123,182
Other current assets	75,316	75,898
Total current assets	384,707	337,477
Property, plant and equipment, net	187,421	191,948
Goodwill	61,587	51,706
Intangibles and other assets, net	53,300	45,759
Total assets	$687,015	$626,890
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Accounts payable, trade and other	32,640	38,095
Other current liabilities	71,609	84,239
Total current liabilities	108,249	126,334
Long-term debt	148,000	145,000
Other long-term liabilities	37,558	24,840
Total liabilities	$293,807	$296,174
Commitments and contingencies (note 16)
Common stock, par value $.001 per share; authorized 100,000,000; issued 21,770,641 and 21,463,934; outstanding 21,620,119 and 21,463,934 shares	22	21
Paid-in capital	112,193	106,032
Common stock held in treasury, at cost (150,522 and 0 shares)	(6,156)	—
Retained earnings	292,144	227,752
Accumulated other comprehensive loss	(4,995)	(3,089)
Total stockholders' equity	393,208	330,716
Total liabilities and stockholders' equity	$687,015	$626,890

See notes to consolidated financial statements
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Year Ended December 31,
	2011	2010	2009
Net sales	$810,487	$714,231	$666,759
Cost of goods sold	605,172	556,826	470,780
Gross profit	205,315	157,405	195,979
Operating expenses:
Selling, general and administrative	65,380	59,564	67,151
Research & development expenses	2,923	2,405	1,938
Total operating expenses	68,303	61,969	69,089
Operating income	137,012	95,436	126,890
Interest expense, net	5,726	28,289	23,313
Foreign exchange losses (gains)	875	659	(769)
Other income, net	—	—	—
Income before income taxes	130,411	66,488	104,346
Provision for income taxes	43,889	21,333	41,202
Net income	$86,522	45,155	63,144
Net income attributable to common shareholders	$86,522	$45,141	$63,141
Per share data (see Note 12):
Income per share:
Basic	$3.99	$2.11	$2.97
Diluted	$3.83	$2.02	$2.87
Weighted average shares outstanding:
Basic	21,694,453	21,421,226	21,258,536
Diluted	22,578,567	22,359,447	21,968,904

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $448, ($136) and $0)	$(732)	$223	$—
Change in pension and post-retirement plans, (net of tax $388, $140 and $109)	(1,174)	(1,062)	(226)
Other comprehensive (loss) income, net of tax	$(1,906)	$(839)	$(226)
Comprehensive income	$84,616	$44,316	$62,918

See notes to consolidated financial statements
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance December 31, 2008	21,091	$21	$149,192	$95,571	$(2,024)	$242,760
Net income			63,144			63,144
Other comprehensive loss, (net of tax $109)					(226)	(226)
Proceeds from stock award exercises and issuances	224			633		633
Issuance of annual retainer stock to external Board of Directors	19					—
Share-based compensation				3,367		3,367
Excess tax benefits from exercise of stock options				495		495
Dividends declared			(14,795)			(14,795)
Balance, December 31, 2009	21,334	$21	$197,541	$100,066	$(2,250)	$295,378
Net income			45,155			45,155
Other comprehensive loss, (net of tax $4)					(839)	(839)
Proceeds from stock award exercises and issuances	119			236		236
Issuance of annual retainer stock to external Board of Directors	11					—
Share-based compensation				5,090		5,090
Excess tax benefits from exercise of stock options				640		640
Dividends declared			(14,944)			(14,944)
Balance, December 31, 2010	21,464	$21	$227,752	$106,032	$(3,089)	$330,716
Net income			86,522			86,522
Other comprehensive loss, (net of tax $836)					(1,906)	(1,906)
Proceeds from stock award exercises and issuances	300	1		(2,600)		(2,599)
Issuance of annual retainer stock to external Board of Directors	7					—
Share-based compensation				6,250		6,250
Excess tax benefits from exercise of stock options				2,511		2,511
Common stock repurchases	(151)			(6,156)		(6,156)
Dividends declared			(22,130)			(22,130)
Balance, December 31, 2011	21,620	$22	$292,144	$106,037	$(4,995)	$393,208

See notes to consolidated financial statements
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$86,522	$45,155	$63,144
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	43,676	49,471	51,186
Amortization of deferred financing charges	608	7,150	3,130
Deferred income tax provision (benefit)	5,379	(6,680)	1,867
Deferred profit sharing	(286)	(2,064)	(756)
Share-based compensation	6,250	5,090	3,367
Gain on retirement of bonds	—	—	(3,500)
Changes in assets and liabilities:
Decrease (increase) in restricted cash	—	1,749	(1,749)
(Increase) decrease in accounts receivable	(28,154)	(18,346)	23,196
(Increase) decrease in inventories	(45,021)	(9,546)	31,674
Decrease (increase) in other current assets	3,238	(34,270)	(6,433)
(Decrease) increase in accounts payable	(5,939)	16,716	(4,980)
(Decrease) increase in other current liabilities	(14,685)	24,522	15,172
Changes in other long-term assets and liabilities	(5,242)	(2,989)	(1,218)
Net cash provided from operating activities	46,346	75,958	174,100
Cash flows used for investing activities:
Capital expenditures	(34,195)	(31,192)	(19,609)
Investment in Kelatron	(20,533)	—	—
Net cash used for investing activities	(54,728)	(31,192)	(19,609)
Cash flows from financing activities:
Proceeds from exercise of stock options	484	236	633
Long-term debt borrowings	22,000	170,000	—
Long-term debt repayments	(19,000)	(267,000)	(133,000)
Deferred financing costs	—	(2,828)	(1,050)
Excess tax benefits from exercise of stock options	2,511	640	495
Common stock repurchases	(6,156)	—	—
Dividends paid	(19,921)	(14,559)	(14,446)
Net cash used for financing activities	(20,082)	(113,511)	(147,368)
Net change in cash	(28,464)	(68,745)	7,123
Cash and cash equivalents at beginning of period	63,706	132,451	125,328
Cash and cash equivalents at end of period	$35,242	$63,706	$132,451

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

1. Basis of Statement Presentation:
Summary of Significant Accounting Policies
Fiscal Year
Our fiscal year end is December 31.
Description of Business and Principles of Consolidation
Innophos is a leading international producer of mineral based performance-critical specialty ingredients with applications in food, beverage, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacture with a growing capability in a broad range of other mineral ingredients, to supply a product range produced to the highest standards of quality and consistency demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of mineral fortification solutions for food, beverage and nutritional supplement manufacturers.
On October 31, 2011, Innophos acquired 100% of the stock of Kelatron's holding company, KI Acquisition, Inc., for a purchase price of approximately $21 million, subject to specified adjustments. Founded in 1975 and based in Ogden, Utah , Kelatron is a leading producer of technically advanced chelated mineral ingredients, with a high quality base of customers in the supplement and sports nutrition markets. Chelation improves bioavailability - the digestive system's ability to absorb these essential minerals. Kelatron products deliver a wide range of minerals that are essential in small quantities to a balanced diet (micronutrients) and are highly complementary to the macronutrients of calcium, magnesium, potassium and phosphorus currently manufactured by Innophos. The acquisition is expected to significantly strengthen Innophos' offering to its food, beverage and dietary supplement customers.
Innophos Holdings, Inc. is the parent of Innophos Investments Holdings, Inc., which owns 100% of Innophos, Inc; all are incorporated under the laws of the State of Delaware. All intercompany transactions are eliminated in consolidation.
Certain prior year balances have been restated to conform to current year presentation.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires the use of judgments and estimates made by management. Actual results could differ from those estimates. Some of the more significant estimates pertaining to the Company include accruals for contingencies, distributor incentives and rebates, the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances, the recoverability of long-lived assets and goodwill analysis and cash flows and assumptions used in the recognition and measurement of assets acquired in business combinations. Management routinely reviews its estimates and assumptions utilizing currently available information, changes in facts and circumstances, and historical experience.
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
Other Intangible Assets
Other intangible assets, which consist of developed technology, customer relationships, tradenames, a non-compete agreement, patents, licenses and software, are amortized on a straight-line basis over their estimated useful lives which can be up to twenty years.
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
Income Taxes
The Company’s United States subsidiaries file a consolidated U.S. tax return. In 2011, the Company's Mexican subsidiaries will file a consolidated tax return. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.
Deferred tax assets are assessed for recoverability and a valuation allowance is provided if it is more likely than not that the associated tax benefit will not be recognized.
The Company does not have any material uncertain income tax positions in accordance with ASC 740-10-25. If any material uncertain tax positions did arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2006 through 2009. As of December 31, 2011, our subsidiary, Innophos Mexicana requested a refund of $2.2 million which is being disputed by the Mexican tax authorities. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. In addition, Innophos Canada, Inc. was assessed approximately $10.4 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. On October 21, 2011, the Company filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. Other than the assessments mentioned above, as of December 31, 2011, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
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
Stock Options
The Company recognizes compensation expense for its Long-Term Incentive Plans (LTIP). Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. Refer to Note 11 for additional information.
Business Combinations
An acquired business is included in the consolidated financial statements upon obtaining control of the acquired. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. For business combinations entered into after January 1, 2009, legal costs, audit fees, business valuation costs, and all other business acquisition costs are expensed when incurred.
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
In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. Additionally, the changes require an entity to present reclassification adjustments from comprehensive income to net income on the face of the financial statement. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. In December 2011 the FASB amended certain paragraphs in its issued changes to the presentation of comprehensive income to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. Management has decided to early adopt and to present the changes in comprehensive income on the face of the income statement. Other than the change in presentation, the implementation of this standard did not have an impact on the Company's consolidated financial position and results of operations.
Issued but not yet adopted
In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between U.S. GAAP and International Financial Reporting Standards. These changes both clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity's use of a nonfinancial asset in a way that differs from the asset's highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for the Company on January 1, 2012. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.
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

3. Inventories:
Inventories consist of the following:

	2011	2010
Raw materials	$44,937	$32,844
Finished products	116,488	82,961
Spare parts	8,303	7,377
	$169,728	$123,182

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2011 and December 31, 2010 were $9,911 and $8,473, respectively.

4. Other Current Assets:
Other current assets consist of the following:

	2011	2010
Rhodia indemnity receivable for CNA water tax claims (see note 16)	$13,571	$20,177
Creditable taxes (value added taxes)	20,473	$15,868
Vendor inventory deposits (prepaid)	19,671	8,560
Prepaid income taxes	4,829	14,002
Other prepaids	2,585	2,832
Deferred income taxes	10,347	7,782
Other	3,840	6,677
	$75,316	$75,898

5. Property, Plant and Equipment, net:
Property, plant and equipment, at cost, consist of the following:

	2011	2010
Land and buildings	$93,002	$92,173
Machinery and equipment	384,676	332,866
Construction-in-progress	8,823	29,898
	486,501	454,937
Less accumulated depreciation	299,080	262,989
	$187,421	$191,948

Depreciation expense, excluding depreciation expense in changes of inventory, was $39,006, $43,056 and $45,837 in 2011, 2010 and 2009, respectively. Construction-in-progress included $17.0 million as of 2010 for the Company’s enterprise resource planning (ERP) system and business redesign project which was put in service on August 27, 2011. Unamortized capitalized software was $24.4 million and $0.3 million for the years ended December 31, 2011 and December 31, 2010, respectively.

6. Goodwill:

	Specialty Phosphates US	Specialty Phosphates Canada	Specialty Phosphates Mexico	GTSP & Other	Total
Balance, December 31, 2010 and 2009	$7,237	$2,530	$38,584	$3,355	$51,706
Investment in Kelatron (see Note 22)	9,881				9,881
Balance, December 31, 2011	$17,118	$2,530	$38,584	$3,355	$61,587

7. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	2011	2010
Developed technology and application patents, net of accumulated amortization of $13,980 for 2011 and $12,057 for 2010	7-20	24,010	24,543
Customer relationships, net of accumulated amortization of $5,957 for 2011 and $4,909 for 2010	5-15	13,333	6,421
Tradenames and license agreements, net of accumulated amortization of $4,246 for 2011 and $3,815 for 2010	5-20	5,974	5,545
Non-compete agreement, net of accumulated amortization of $567 for 2011 and $441 for 2010	5	73	189
Total Intangibles		$43,390	$36,698
Deferred financing costs, net of accumulated amortization of $837 for 2011 and $229 for 2010 (see note 9)		$1,991	$2,599
Deferred income taxes		5,450	3,421
Other Assets		2,469	3,041
Total other assets		$9,910	$9,061
		$53,300	$45,759

Amortization expense for intangibles was $3,528, $3,377 and $3,526 in 2011, 2010 and 2009, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2012	2013	2014	2015	2016
Intangible amortization expense	$4,144	$3,958	$3,931	$3,890	$3,889

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
In 2011, the Company acquired $10.2 million of intangible assets as part of its acquisition of Kelatron Corporation (see Note 22).

8. Other Current Liabilities:
Other current liabilities consist of the following:

	2011	2010
CNA water tax claims (see Note 16)	$31,523	$41,573
Payroll related	11,708	15,787
Taxes	5,885	7,761
Benefits and pensions	7,717	6,070
Freight and rebates	4,418	4,107
Dividends payable	5,405	3,648
Other	4,953	5,293
	$71,609	$84,239

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:
Short-term borrowings and long-term debt consist of the following:

	2011	2010
Term loan due 2015	$95,000	$99,000
Revolver borrowings under the credit facility	57,000	50,000
Total borrowings	$152,000	$149,000
Less current portion	4,000	4,000
Long-term debt	$148,000	$145,000

On August 27, 2010, Innophos Holdings, Inc. and our wholly owned subsidiaries, Innophos Investments Holdings, Inc. and Innophos, Inc. (collectively, the “Companies”) entered into its Credit Agreement (the “Credit Agreement”) with a group of lenders (collectively, the “Lenders”). The Credit Agreement provides the Companies with a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. Prepayments of term loan are required at the rate of 1% of original principal amount per quarter beginning on December 31, 2010. Interest accruing on amounts borrowed under the term loan and revolving line is based on an applicable margin over LIBOR (London Interbank Offered Rate) or bank base rate, ranging from 225 to 300 basis points for LIBOR and 125 to 200 basis points for base rate loans, in each case with loan period and interest alternative as chosen by the Companies, which margin is adjusted quarterly depending on a total leverage ratio (as computed under the Credit Agreement) for the period in question. Commitment fees on the unused revolving line range from 25 to 50 basis points, depending on total leverage ratio (as computed under the Credit Agreement) for the period in question. The current applicable margin for LIBOR based loans, base rate loans and the commitment fee are 225, 125 and 25 basis points, respectively.
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
(c) “Fixed Charge Coverage Ratio” greater than or equal to 1.50 to 1.00.
As of December 31, 2011, the Total Leverage Ratio, Senior Leverage Ratio, and Fixed Charge Coverage Ratio calculated in accordance with the agreement were 0.83, 0.83 and 3.60, respectively.
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
As of December 31, 2011, $95.0 million was outstanding under the Term Loan and $57.0 million was outstanding under the revolving line of credit, both of which approximate fair value, with total availability at $66.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 3.8%.
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
In the third quarter of 2010 the Company entered into an interest rate swap with an original notional amount of $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is a liability of approximately $0.8 million as of December 31, 2011.
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
Total interest paid by the Company for all indebtedness for 2011, 2010 and 2009 was $6,046, $29,709 and $24,761.
As of December 31, 2011, the Company was in full compliance with all debt covenant requirements.

Interest expense, net consists of the following:

	Year Ended December 31,
	2011	2010	2009
Interest expense	$5,802	22,309	24,455
Deferred financing cost	608	7,150	3,130
Interest income	(238)	(329)	(541)
Gain on retirement of bonds	—	—	(3,500)
Less: amount capitalized for capital projects	(446)	(841)	(231)
Total interest expense, net	$5,726	$28,289	$23,313

10. Other Long-Term Liabilities:
Other long-term liabilities consist of the following:

	2011	2010
Deferred income taxes	$24,308	$10,989
Pension and post retirement liabilities (U.S. and Canada only)	6,185	5,823
Environmental liabilities	1,100	1,100
Profit sharing liabilities	3,795	286
Other liabilities	2,170	6,642
	$37,558	$24,840

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

•
Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of the Company’s common stock, within a range of shares from zero to a specified maximum (generally 200%), calculated using a combination of performance indicators as defined solely by reference to the Company’s own activities. Amounts equivalent to dividends will accrue over the performance period and are paid on performance share awards when vested and distributed.

•	Annual stock retainer grants, which entitle independent members of the Board of Directors to receive a number of shares of the Company’s common stock equal to a fixed retainer value.

Restricted Stock
There were a total of 6,700 restricted shares granted in the first quarter of 2009 and the first quarter of 2010 with a fair value of $88. These awards are classified as equity awards and vested at varying times through January 31, 2011. The related compensation expense is based on the date of grant share price of $8.24 and $27.55 for the 2009 and 2010 grants, respectively. The compensation expense was amortized on a straight-line basis over the requisite vesting period.
Stock Options
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
On May 7, 2009 and June 2, 2009 the Company granted 84,651 and 136,849 non-qualified stock options at an exercise price of $14.57 per share to certain employees with a fair value of $0.5 million and $0.9 million, respectively. The non-qualified stock options vest annually over three years with a ten-year term from date of grant.
On March 11, 2010 the Company granted 169,150 non-qualified stock options at an exercise price of $25.68 per share to certain employees with a fair value of $1.7 million. The non-qualified stock options vest annually over three years with a ten-year term from date of grant.
On March 10, 2011 the Company granted 95,920 non-qualified stock options at an exercise price of $39.67 per share to certain employees with a fair value of $1.6 million. The non-qualified stock options vest annually over three years with a 10-year term from date of grant.
Performance Share Awards
On May 7, 2009 the Company granted 94,150 performance share awards to certain employees with a fair value of $0.9 million. The performance share awards vest at the end of the three year service period. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period. In the third quarter of 2009 the Company revised its estimate of the number of performance shares expected to be earned at the end of the performance period, as a result of revising its estimate of projected performance, and increased the number of performance shares by 94,150 with an associated fair value of $1.4 million.
On October 30, 2009 the Company granted 2,067 performance share awards to a certain employee with a fair value of less than $0.1 million. The performance share awards vest at the end of the three year service period. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period. In the fourth quarter of 2009 the Company revised its estimate of the number of performance shares expected to be earned at the end of the performance period, as a result of revising its estimate of projected performance, and increased the number of performance shares by 2,067 with an associated fair value of less than $0.1 million.
On March 11, 2010 the Company granted 79,500 performance share awards to certain employees with a fair value of $1.8 million. The performance share awards vest at the end of the three year service period. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period.
On March 10, 2011 the Company granted 50,970 performance share awards to certain employees with a fair value of $1.9 million. The performance share awards vest at the end of the three year service period. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period.
At December 31, 2011, assuming all performance share grants are at maximum, there were approximately 1.8 million shares available for future grants under the 2009 Plan.
Stock Grants
In December 2009 the six external members of the Board of Directors were each granted 3,106 shares of the Company’s common stock with an aggregated fair value of $0.3 million which immediately vested as part of their director fees.
In July 2010 the six external members of the Board of Directors were each granted 1,871 shares of the Company’s common stock with an aggregated fair value of $0.3 million which immediately vested as part of their director fees.
In May 2011 the six external members of the Board of Directors were each granted 1,144 shares of the Company’s common stock with an aggregated fair value of $0.3 million which immediately vested as part of their director fees.
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2011	2010	2009
Stock options	$1,601	$1,969	$937
Restricted stock	6	62	20
Performance shares	4,343	2,759	2,110
Stock grants	300	300	300
Total stock-based compensation expense	$6,250	$5,090	$3,367

A summary of stock option activity during the three years ended December 31, 2011, is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	962,494	$10.48
Granted	221,500	14.57
Forfeited / Surrendered	(46,503)	16.77
Exercised	(218,405)	3.12
Outstanding at December 31, 2009	919,086	$12.89
Exercisable at December 31, 2009	473,716	$10.10
Outstanding at January 1, 2010	919,086	$12.89
Granted	169,150	25.68
Forfeited / Surrendered	(49,702)	15.59
Exercised	(117,568)	7.61
Outstanding at December 31, 2010	920,966	$15.77
Exercisable at December 31, 2010	537,317	$12.64
Outstanding at January 1, 2011	920,966	$15.77
Granted	95,920	39.67
Forfeited / Surrendered	(25,281)	16.96
Exercised	(91,213)	13.10
Outstanding at December 31, 2011	900,392	$18.55
Exercisable at December 31, 2011	620,677	$14.45

The fair value of the options granted during 2011, 2010 and 2009 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected volatility	54.4%	57.5%	61.4%
Dividend yield	2.3%	3.6%	5.0%
Risk-free interest rate	2.3%	2.8%	2.7%
Expected term	6	6	6
Weighted average grant date fair value of stock options	$17.14	$10.46	$6.19

Prior to 2009, since Innophos Holdings, Inc. was a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based solely on peer group historical volatility data equaling the expected term. In 2009, 2010 and 2011, the Company had chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	315,180	$15.95
Granted (at targeted return on invested capital)	96,217	14.67
Forfeited	(28,000)	16.02
Vested	—	—
Adjustment to estimate of shares to be earned	96,217	14.67
Outstanding at December 31, 2009	479,614	$15.43
Outstanding at January 1, 2010	479,614	$15.43
Granted (at targeted return on invested capital)	79,500	25.68
Forfeited	(9,100)	15.65
Vested	(281,180)	15.94
Adjustment to estimate of shares to be earned	—	—
Outstanding at December 31, 2010	268,834	$17.92
Outstanding at January 1, 2011	268,834	$17.92
Granted (at targeted return on invested capital)	50,970	39.67
Forfeited	—	—
Vested	(189,534)	14.57
Adjustment to estimate of shares to be earned	79,300	25.68
Outstanding at December 31, 2011	209,570	$29.08

The total intrinsic value of options exercised and stock grants during 2011, 2010 and 2009 was $2.8 million, $2.2 million and $2.7 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2011 was $27.0 million and $21.2 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Stock Options	Performance Based
Amount	$1,423	$2,186
Weighted-average years to be recognized	1.2	1.5
During 2011 the Board of Directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management’s discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares.
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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Year Ended December 31,
	2011	2010	2009
Net income	86,522	45,155	63,144
Less: earnings attributable to unvested shares	—	(14)	(3)
Net income available to common shareholders	$86,522	$45,141	$63,141
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,694,453	21,421,226	21,258,536
Dilutive effect of stock equivalents	884,114	938,221	710,368
Diluted number of weighted average common shares outstanding	22,578,567	22,359,447	21,968,904
Earnings per common share:
Earnings per common share—Basic	$3.99	$2.11	$2.97
Earnings per common share—Diluted	$3.83	$2.02	$2.87

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 225,848, 532,759 and 688,332 for the years ended 2011, 2010 and 2009, respectively.

13. Dividends
The following is the dividend activity for 2011, 2010 and 2009:

	2011
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.25	$0.25	$0.25	$0.25	$1.00
Dividends declared – aggregate	5,426	5,442	5,404	5,405	$21,677
Dividends paid – per share	0.17	0.25	0.25	0.25	$0.92
Dividends paid – aggregate	3,649	5,426	5,442	5,404	$19,921

	2010
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.17	$0.17	$—	$0.34	$0.68
Dividends declared – aggregate	3,640	3,641	—	7,293	$14,574
Dividends paid – per share	0.17	0.17	0.17	0.17	$0.68
Dividends paid – aggregate	3,633	3,640	3,641	3,645	$14,559

	2009
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.17	$0.17	$0.17	$0.17	$0.68
Dividends declared – aggregate	3,611	3,622	3,623.00	3,627	$14,483
Dividends paid – per share	0.17	0.17	0.17	0.17	$0.68
Dividends paid – aggregate	3,590	3,611	3,622	3,623	$14,446

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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $77. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $158.
The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2011 are as follows:

	Pension	Other Benefits	Total
Prior service cost	$102	$129	$231
Net actuarial loss/(gain)	269	18	287
Transition obligation	—	30	30

The changes in benefit obligations recognized in other comprehensive loss during 2011 and 2010 are as follows:

	Pension Benefits		Other Benefits		Total
	2011	2010	2011	2010	2011	2010
Change in accumulated other comprehensive income
Amortization of net gain	$(165)	$(87)	$38	$77	$(127)	$(10)
Amortization of prior service cost	(107)	(102)	(163)	(269)	(270)	(371)
Prior service cost arising during period from amendments	—	—	(533)	(475)	(533)	(475)
Net loss arising during period	2,118	1,511	374	267	2,492	1,778
Total change in accumulated other comprehensive income	1,846	1,322	(284)	(400)	1,562	922
Deferred taxes	(503)	(100)	115	240	(388)	140
Net amount recognized	$1,343	$1,222	$(169)	$(160)	$1,174	$1,062

U.S. Plans
Obligations and Funded Status—U.S. Plans At December 31

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Accumulated benefit obligation	$2,461	$2,143	$—	$3,348
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$2,143	$1,928	$3,348	$3,402
Service cost	—	—	284	338
Interest cost	111	109	140	164
Actuarial loss (gain)	231	122	249	(62)
Actual benefits paid	(24)	(16)	(84)	(57)
Plan amendments			(533)	(437)
Projected benefit obligation at end of year	$2,461	$2,143	$3,404	$3,348
Change in plan assets
Fair value of trust assets at beginning of year	$1,252	$1,185	$—	$—
Actual return on plan assets	(9)	33	—	—
Employer contributions	150	50	84	57
Actual benefits paid	(24)	(16)	(84)	(57)
Fair value of trust assets at end of year	$1,369	$1,252	$—	$—
Funded status of the plan	$(1,092)	$(891)	$(3,404)	$(3,348)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(150)	(118)
Noncurrent liabilities	(1,092)	(891)	(3,254)	(3,230)
Net amounts recognized	$(1,092)	$(891)	$(3,404)	$(3,348)
Amounts recognized in accumulated other comprehensive income
Net transition (asset) obligation	$—	$—	$—	$—
Prior service (credit) cost	—	—	(68)	598
Net actuarial loss (gain)	507	190	(551)	(878)
Total amount recognized	$507	$190	$(619)	$(280)
Deferred taxes	(193)	(72)	235	106
Net amount recognized	314	118	(384)	(174)

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$—	$—	$—	$284	$338	$342
Interest cost	111	109	104	140	164	161
Expected return on assets	(77)	(86)	(109)	—	—	—
Amortization of
prior service cost	—	—	—	132	239	262
Actuarial (gain) loss	—	(7)	(7)	(78)	(97)	(95)
Net periodic cost	$34	$16	$(12)	$478	$644	$670
Weighted average assumptions for balance sheet liability at end of year
Discount rate	4.50%	5.25%	5.75%	4.25%	5.00%	5.50%
Expected long-term rate of return	6.72%	5.00%	6.00%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.00%	3.00%	3.00%
Weighted average assumptions for net periodic benefit cost at beginning of year
Discount rate	5.25%	5.75%	5.50%	5.00%	5.50%	5.50%
Expected long-term rate of return	5.00%	6.00%	8.00%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.00%	3.00%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2012	$58	$150
Fiscal 2013	74	201
Fiscal 2014	88	243
Fiscal 2015	104	280
Fiscal 2016	117	329
Fiscal Years 2017-2021	727	1,876

Innophos expects to contribute approximately $0.2 million to its U.S. defined benefit pension plan in 2012.
The estimated actuarial gain, prior service cost, and transition obligation (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2012 fiscal year are $14, $0 and $0, respectively.
The estimated actuarial gain, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2012 fiscal year are $28, $129 and $0, respectively.
Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

Plan Assets
The investment policy for the Company’s defined benefit pension plan is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Innophos, Inc.’s defined benefit pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2011 and 2010 by asset category are as follows:

	Plan Assets at December 31
	2011	2010
Asset Category
Equity securities	17.6%	14.7%
Fixed income securities	82.4	85.3
Other	—%	—
Total	100.0%	100.0%

The fair values of Innophos, Inc.’s pension plan assets at December 31, 2011 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$241	$241	$—	$—
Fixed income securities	1,128	1,128	—	—
Other	—	—	—	—
	$1,369	$1,369	$—	$—

Defined Contribution Plan—U.S.
Innophos Inc.’s expense for the defined contribution plan was $3.2 million, $3.2 million and $2.7 million for 2011, 2010 and 2009, respectively.

Canadian Plans
Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Accumulated benefit obligation	$11,657	$10,224	$1,876	$1,650
Projected change in benefit obligation
Projected benefit obligation at beginning of year	$10,224	$8,175	$1,650	$1,254
Service cost	280	211	68	54
Interest cost	575	543	95	85
Plan amendments	316	—	—	—
Actuarial loss (gain)	883	1,222	143	226
Actual benefits paid	(363)	(378)	(39)	(40)
Exchange rate changes	(258)	451	(41)	71
Projected benefit obligation at end of year	$11,657	$10,224	$1,876	$1,650
Change in plan assets
Fair value of trust assets at beginning of year	$12,946	$10,941	$—	$—
Actual return on plan assets	239	903	—	—
Employer contributions	922	898	39	40
Actual benefits paid	(363)	(378)	(39)	(40)
Exchange rate changes	(284)	582	—	—
Fair value of trust assets at end of year	$13,460	$12,946	$—	$—
Funded status of the plan	$1,803	$2,722	$(1,876)	$(1,650)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$1,803	$2,723	$—	$—
Current liabilities	—	—	(38)	(39)
Noncurrent liabilities	—	—	(1,838)	(1,612)
Net amounts recognized	$1,803	$2,723	$(1,876)	$(1,651)
Amounts recognized in accumulated other comprehensive income
Net transition obligation (asset)	$—	$—	$225	$260
Prior service cost (credit)	306	106	—	—
Net actuarial loss (gain)	4,905	3,579	635	546
Total amount recognized	$5,211	$3,685	$860	$806
Deferred taxes	(1,303)	(921)	(215)	(202)
Net amount recognized	3,908	2,764	645	604

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$280	$211	$157	$68	$54	$40
Interest cost	575	543	473	95	85	71
Expected return on assets	(964)	(861)	(667)	—	—	—
Amortization of
actuarial loss (gain)	165	93	82	40	21	5
Prior service cost	107	102	93	—	—	—
Net transition obligation	—	—	—	31	30	27
Net periodic cost	$163	$88	$138	$234	$190	$143
Weighted average assumptions for balance sheet liability at end of year
Discount rate	5.50%	5.50%	6.50%	5.00%	5.50%	6.50%
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Weighted average assumptions for net periodic benefit cost at end of year
Discount rate	5.50%	6.50%	7.50%	5.50%	6.50%	7.50%
Expected long-term rate of return	7.00%	7.00%	7.00%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Accrued health care cost trend rates at end of year
Health care cost trend rate assumed for next year (initial rate)				10%	10%	10%
Rate to which the cost trend rate is assumed to decline (ultimate rate)				5%	5%	5%
Year that the rate reaches the ultimate rate				2019	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2011	2010
Effect of a change in the assumed rate of increase in health benefit costs
Effect of a 1% increase on
total of service cost and interest cost	$35	$29
Postretirement benefit obligation	$343	$283
Effect of a 1% decrease on
Total of service cost and interest cost	$(28)	$(23)
Postretirement benefit obligation	$(272)	$(226)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2012 fiscal year are $255, $102 and $0, respectively.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2012 fiscal year are $46, $0 and $30, respectively.

Plan Assets
Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2011 and 2010 by asset category are as follows:

	2011	2010
Asset Category
Equity securities	53.8%	60.5%
Debt securities	43.3	39.5
Other	2.9	—
Total	100.0%	100.0%

The fair values of Innophos Canada, Inc.’s pension plan assets at December 31, 2011 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$7,238	$7,238	$—	$—
Fixed income securities	5,827	—	5,827	—
Other	395	395	—	—
	$13,460	$7,633	$5,827	$—

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
Cash Flows
Contributions
Innophos Canada, Inc. contributed $1.0 million to its pension plan in 2011.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2012	$365	$38
Fiscal 2013	471	44
Fiscal 2014	486	59
Fiscal 2015	532	67
Fiscal 2016	559	82
Fiscal Years 2017-2021	3,476	564

Innophos plans to contribute approximately $0.8 million to its Canadian pension plan in 2012.
Defined Contribution Plans—Canada
Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2011, 2010 and 2009, respectively.
Mexico
In accordance with Mexican labor law, a Mexican employee is entitled to certain post employment payments after reaching fifteen years of service. In addition, Mexican employees also participate in a statutory profit sharing program based on 10% of adjusted taxable income.

15. Income Taxes:
A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2011		2010		2009
	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$79,250	$30,831	$85,687	$22,462	$89,827	$33,390
Canada/Mexico/Europe/Asia	51,161	13,058	(19,199)	(1,129)	14,519	7,812
Total	$130,411	$43,889	$66,488	$21,333	$104,346	$41,202
Current income taxes		$38,510		$28,013		$39,335
Deferred income taxes		5,379		(6,680)		1,867
Total		$43,889		$21,333		$41,202

	Year Ended December 31,
	2011	2010	2009
Income tax expense at the U.S. statutory rate	$45,645	$23,270	$36,520
State income taxes (net of federal tax effect and state valuation allowance)	2,207	1,158	3,182
Domestic manufacturing deduction	(1,741)	(1,920)	(1,542)
CNA matter related non-deductible permanent items	850	(3,253)	—
Foreign tax rate differential	(2,586)	1,050	(243)
Permanent book / tax differences	(486)	1,028	3,285
Provision for income taxes	$43,889	$21,333	$41,202

Net deferred tax assets were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2011	2010
Net current deferred tax assets	$10,347	$7,782
Net noncurrent deferred tax assets	5,450	3,421
Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	(24,308)	(10,989)
Net deferred tax assets (liabilities)	$(8,511)	$214

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2011	2010
Deferred tax assets:
Inventories	$4,877	$3,142
Accrued liabilities	18,553	19,047
Tax losses	6,308	5,901
Total deferred tax assets	29,738	28,090
Deferred tax liabilities:
Gain on bond retirement	(1,361)	(1,325)
Intangibles	(5,062)	(1,046)
Fixed assets	(25,277)	(19,645)
Total deferred tax liabilities	(31,700)	(22,016)
Total valuation allowances	(6,549)	(5,860)
Net deferred tax assets (liabilities)	$(8,511)	$214

The U.S. operations do not have any Federal tax loss carry forwards as of December 31, 2011. The Company realized tax benefits of $2,511 and $640 from stock options exercised in 2011 and 2010, respectively.
The Company maintained a $6.5 million and $5.9 million valuation allowance at December 31, 2011 and 2010, respectively, primarily related to certain State net operating loss carryforwards as it is more likely than not that these tax benefits will not be realized. The State net operating losses will expire in the years 2012 through 2030.
As of December 31, 2011, taxes have not been provided on approximately $182.2 million of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.
The Company does not have any material uncertain income tax positions in accordance with ASC 740-10-25. If any material uncertain tax positions did arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2006 through 2008. As of December 31, 2011, our subsidiary, Innophos Mexicana requested a refund of $2.2 million for the 2009 tax year which is being disputed by the Mexican tax authorities. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. In addition, Innophos Canada, Inc. was assessed approximately $10.4 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. On October 21, 2011, the Company filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. Other than the assessments mentioned above, as of December 31, 2011, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2011.
Income taxes paid were $27,164, $33,618 and $49,705 for 2011, 2010 and 2009, respectively.

16. Commitments and Contingencies:
Leases
Under agreements expiring through 2020, the Company leases railcars and other equipment under various operating leases. Rental expense for 2011, 2010 and 2009 was $5,443, $4,919 and $5,140, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2012	$5,104
2013	4,296
2014	2,888
2015	2,041
2016	671
Thereafter	1,433

Purchase Commitments and Supplier Concentration
The Company has multiple raw material supply contracts one of which with an initial term through 2018 with an automatic five-year renewal term at prices established annually based on a formula. The minimum annual purchase obligation for several of these raw material supply contracts, at current prices, approximates $114.5 million for 2012.
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
The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of December 31, 2011.
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
Even though the companies have conducted substantial technical work in an attempt to develop a feasible approach to address DOJ/EPA’s concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions at what cost allocation or, depending on those factors and the Government Parties’ position, whether this matter will be settled with the Government Parties and/or between the companies, or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations or with PCS as to cost responsibility, no assurance can be given as to its outcome.
Based upon advice of our environmental counsel, we have determined that the risk of an effort by the Government Parties to shut down our Geismar plant or PCS’s Geismar plant from which we obtain the green acid raw material is remote. In addition, we have concluded that the contingent liability arising from compliance costs for this matter as discussed above is neither remote nor probable, but is reasonably possible. On the assumption that deep well injection at the site is ultimately employed or required as the technologically acceptable approach for Raffinate, based on preliminary cost estimates to date, we estimate this technical approach to range from approximately $10 to $16 million.
Mexican CNA Water Tax Claims
As further detailed below, in February 2012, Innophos settled certain claims noted in this footnote and all claims with Rhodia affiliates concerning their related indemnification obligations to Innophos.
On October 6, 2010, the Mexican Supreme Court upheld claims by the Mexican Comision National del Agua, or CNA, for higher water duties payable by our Mexican subsidiary, Innophos Fosfatados S.A. de C.V, or Fosfatados, relating to water usage at our Coatzacoalcos, Veracruz, Mexico plant. The claims are for the period 1999 through 2002 and as of December 31, 2011 totaled approximately $23.3 million (at current exchange rates), including basic charges of $6.6 million and $16.7 million for interest, inflation and penalties.
As a result of favorably concluded litigation in New York state courts against Rhodia, S.A. and affiliates, or the New York Litigation, concerning their indemnification obligation for CNA claims as “Taxes” under the agreement by which we purchased our business from those parties, Innophos was found to be fully indemnified against the CNA, as well as any like claims pertaining to periods prior to the closing date of purchase, August 13, 2004, in the event those liabilities were incurred.

On July 19, 2011, Fosfatados filed challenges to new resolutions adopted by CNA in June 2011 in connection with the 1999-2002 claims, which sought to correct miscalculations of surcharges noted by the courts in prior appeals of the case. Fosfatados challenged the validity of the resolutions, statute of limitations as well as defective service. In December 2011, those challenges were denied. Fosfatados appealed, which appeal was pending until the CNA settlements noted below.
As a result of the Mexican Supreme Court determination and Rhodia indemnification obligation, Innophos previously recorded a liability (charged to cost of goods sold) of $23.8 million (including estimated inflation, interest and penalties) and a corresponding benefit for the Rhodia indemnity receivable of $18.8 million, and an income tax benefit of $5.0 million, resulting in no net charge to Innophos for the 1999-2002 CNA claims, most of which was recorded in the third quarter of 2010.
In February 2012, settlements were negotiated with CNA for the 1999-2002 claims in the approximate amount of $17.5 million. Fosfatados is in the final process of withdrawing its appeals associated with those years and arranging payments in accordance with the CNA settlement. The Rhodia parties are to simultaneously reimburse Innophos in an equal amount, and in accordance with their settlement of the New York Litigation, waive their rights to related tax benefits in addition to other agreed consideration. An additional $6.8 million benefit is anticipated to be recorded in the first quarter 2012 as a result of the settlement.
As part of the CNA settlement process, in February 2012 CNA required Fosfatados to pay disputed higher water rates and discounted surcharges and penalties for 2009 and 2010, totaling approximately $2.5 million, which is less than the amounts Innophos previously accrued for potential liability associated with those years. Innophos agreed to make those payments as part of the settlement with Rhodia of the New York Litigation.
Post-2002 Claims. In January 2012, Fosfatados was served with resolutions from CNA claiming higher water fees, surcharges and penalties for 2005 through 2008 for the total amount of approximately $9.3 million, which are the subject of continuing settlement negotiations. We cannot guarantee that full settlement will be achieved, and have therefore retained accruals for these contingent liabilities in the amount of the statutory settlement discounts proposed by the CNA of approximately $9.3 million. Pending such settlement discussions, the Company will continue to accrue for estimated contingent liabilities, including 2011, which is has been accrued at $2.3 million.
The Company estimates that annual pre-tax expenses for increased rates, inflation, interest and penalties will be approximately $2.0 to $3.0 million (at current exchange rates).
Any Rhodia responsibility for such Post-2002 Claims or associated damages was resolved in the settlement of the New York Litigation referenced above.
Other Legal Matters
In March 2008, Sudamfos S.A., or Sudamfos, an Argentine phosphate producer, filed a request for arbitration before the ICC International Court of Arbitration, Paris, France, or ICC, of a commercial dispute with Mexicana. Sudamfos claimed Mexicana agreed to sell Sudamfos certain quantities of phosphoric acid for delivery in 2007 and 2008, and sought an order requiring Mexicana to sell approximately 12,500 metric tons during 2008 in accordance with the claimed agreement. Subsequently, Sudamfos withdrew the request for arbitration. In October 2008, Mexicana filed a lawsuit in Mexico against Sudamfos to collect approximately $1.2 million representing the contract price for prior deliveries of acid that Sudamfos had refused to pay. In October 2009, Sudamfos answered the suit and counterclaimed for $3.0 million based upon the agreement alleged in the arbitration request to sell additional acid, which agreement Mexicana denies. In June 2010, Mexico’s trial court ruled in favor of Mexicana’s claim and denied Sudamfos’ counterclaim. In July 2010, Sudamfos appealed that ruling. In January 2012, the appeal was denied, this affirming Mexicana's receivable. Mexicana understands that no further appeals are available to Sudmafos, and will pursue collection in due course.
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

17. Financial Instruments and Concentration of Credit Risks:
The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 30%, 31% and 40%, respectively, of net sales for 2011, 2010 and 2009. No customer accounted for more than 10% of our sales in the last three years.

18. Valuation Allowances:
Valuation allowances as of December 31, 2011, 2010 and 2009, and the changes in the valuation allowances for the year ended December 31, 2011, 2010 and 2009 are as follows:

	Balance, January 1, 2011	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2011
Deferred taxes valuation allowances	$5,860	$689	$—	$—	$6,549
	Balance, January 1, 2010	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2010
Deferred taxes valuation allowances	$5,663	$197	$—	$—	$5,860
	Balance, January 1, 2009	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2009
Deferred taxes valuation allowances	$4,813	$850	$—	$—	$5,663

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
The Company's reportable segments reflect the core businesses in which Innophos operates and how it is managed. The Company reports its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products (GTSP & Other). Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA, and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products.

For the year ended December 31, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$525,662	$186,211	$98,614	$—	$810,487
Intersegment sales	1,303	49,781	385	(51,469)	—
Total sales	526,965	235,992	98,999	(51,469)	810,487
Operating income (a)	$94,055	$21,948	$21,009	—	$137,012
Depreciation and amortization expense	$19,808	$18,050	$5,818	$—	$43,676
Other data
Capital expenditures	$25,323	$5,001	$3,871	$—	$34,195
Long-lived assets	127,020	59,384	1,017	—	187,421
Total assets	648,408	278,470	1,017	—	927,895
Reconciliation of total assets to reported assets
Total assets	$648,408	$278,470	$1,017	$—	$927,895
Eliminations	(230,840)	(10,040)	—	—	(240,880)
Reported assets (b)	$417,568	$268,430	$1,017	$—	$687,015
For the year ended December 31, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$495,473	$145,078	$73,680	$—	$714,231
Intersegment sales	2,794	36,056	135	(38,985)	—
Total sales	498,267	181,134	73,815	(38,985)	714,231
Operating income (a)	$101,286	$9,739	$(15,589)	—	$95,436
Depreciation and amortization expense	$28,367	$15,721	$5,383	$—	$49,471
Other data
Capital expenditures	$26,174	$5,000	$18	$—	$31,192
Long-lived assets	117,953	72,318	1,677	—	191,948
Total assets	555,550	270,866	1,677	—	828,093
Reconciliation of total assets to reported assets
Total assets	$555,550	$270,866	$1,677	$—	$828,093
Eliminations	(195,823)	(5,380)	—	—	(201,203)
Reported assets (b)	$359,727	$265,486	$1,677	$—	$626,890

For the year ended December 31, 2009	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$500,995	$131,731	$34,033	$—	$666,759
Intersegment sales	27,464	20,912	328	(48,704)	—
Total sales	528,459	152,643	34,361	(48,704)	666,759
Operating income	$126,080	$12,956	$(12,146)	—	$126,890
Depreciation and amortization expense	$30,494	$16,531	$4,161	$—	$51,186
Other data
Capital expenditures	$14,096	$5,368	$145	$—	$19,609
Long-lived assets	115,642	87,193	2,392	—	205,227
Total assets	632,855	258,295	2,392	—	893,542
Reconciliation of total assets to reported assets
Total assets	$632,855	$258,295	$2,392	$—	$893,542
Eliminations	(224,233)	(6,841)	—	—	(231,074)
Reported assets (b)	$408,622	$251,454	$2,392	$—	$662,468

(a)	The years ended December 31, 2011 and December 31, 2010, include a $3.4 million net benefit and a $21.0 million charge to earnings, respectively, for the CNA Fresh Water Claims in GTSP & Other.

(b)	GTSP & Other reflects only direct assets. All Mexico indirect assets are included in Specialty Phosphates Mexico.

	Year Ended December 31,
Product Revenues	2011	2010	2009
Specialty Ingredients	$486,522	$450,923	$443,416
Food & Technical Grade PPA	133,574	109,334	107,405
STPP & Detergent Grade PPA	91,777	80,294	81,905
GTSP & Other	98,614	73,680	34,033
Total	$810,487	$714,231	$666,759
	Year Ended December 31,
Geographic Revenues	2011	2010	2009
US	$436,981	$409,903	$385,037
Mexico	128,018	108,281	144,168
Canada	34,976	37,467	38,258
Other foreign countries	210,512	158,580	99,296
Total	$810,487	$714,231	$666,759

Revenues for the geographic information are attributed to geographic areas based on the destination of the sale.
Intersegment sales are recorded based on established transfer price.
Long-lived assets include property, plant and equipment.

20. Quarterly information (unaudited):

	2011
	Quarters ended
	March 31	June 30	September 30		December 31	Total
Net sales	$197,598	$201,627	$202,102		$209,160	$810,487
Gross profit	57,329	49,164	49,230		49,592	205,315
Net income (loss)	25,969	20,746	18,857		20,950	86,522
Per share data:
Income (loss) per share:
Basic	$1.19	$0.95	$0.87		$0.97
Diluted	$1.15	$0.92	$0.84		$0.93
	2010
	Quarters ended
	March 31	June 30	September 30		December 31	Total
Net sales	$169,007	$184,032	$168,976		$192,216	$714,231
Gross profit	36,706	47,061	24,952	(a)	48,686	157,405
Net income	10,350	17,623	(2,080)	(b)	19,262	45,155
Per share data:
Income per share:
Basic	$0.48	$0.82	$(0.10)	(b)	$0.90
Diluted	$0.47	$0.79	$(0.10)	(b)	$0.86

(a)	Includes a $20.0 million charge for the CNA Fresh Water Claims.

(b)	Includes an $11.7 million after tax charge for the CNA Fresh Water Claims and a $7.1 million after tax charge for the debt refinancing.

21. Related Party Transactions:
In 2009, Innophos Holdings, Inc. elected an independent director who also is the Chief Operating Officer of an Innophos customer. Pursuant to an existing sales agreement, in-place prior to the election of this director, the Company had sales to this customer of approximately $16.6 million, $13.3 million and $12.9 million in the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

22. Acquisitions:
On October 31, 2011, the Company acquired all the outstanding stock of the privately held parent of Kelatron in a transaction accounted for under the acquisition method of accounting for business combinations. Kelatron Corporation is a leading producer of bioactive mineral nutrients sold into the nutritional and dietary supplements markets, based in Ogden, Utah. The combination of Kelatron's micronutrient range of products with the macronutrients of calcium, magnesium, potassium and phosphorus currently manufactured by Innophos is expected to significantly strengthen Innophos' offering to its food, beverage and dietary supplement customers.
The acquisition had a purchase price of approximately $21 million, subject to working capital adjustments. The price was funded from our revolving line of credit. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values. The reported consolidated financial condition and results of operations after completion of the acquisition reflect these fair values. Kelatron's results of operations are included in the consolidated financial statements from the date of acquisition.
During the three months ended December 31, 2011, the Company's results of operations included revenues of $1.9 million and an immaterial effect on net income attributable to Kelatron. All acquisition related costs were expensed as incurred and were included in selling, general and administrative expenses.
The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below (in thousands):

Cash	$167
Accounts receivable	1,576
Inventory, including step up of $270	1,525
Other current assets	91
Property, plant and equipment	2,173
Goodwill	9,881
Intangible assets	10,220
Other assets	11
Accounts payable	(484)
Other current liabilities	(298)
Deferred tax liability	(4,162)
Total	$20,700
The intangible assets acquired include the following (in thousands):

	Useful life (years)
Customer relationships	10-13	$7,960
Developed technology	7	1,390
Tradename	8	860
Non-compete agreement	5	10
		$10,220
The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. Among the primary reasons the Company entered into the Kelatron transaction and factors that contributed to a purchase price allocation resulting in goodwill, was a history of operating margins and profitability, and an expanded commercial footprint that would facilitate Innophos' expansion of its product offerings.
The customer relationships were valued based on the excess earnings method under the income approach which provides an estimate of the fair value based on a market participant. The after tax cash flows were discounted to present value using a 15% and 16% discount rate for direct customers and distributors, respectively.
Long-term deferred tax liabilities resulting from purchase adjustments for property, plant and equipment and intangible assets were created by excess book basis over tax basis which is tax effected for the statutory rate.
Pro forma financial information (unaudited):
The following unaudited pro forma information presents the combined results of operations for the twelve months ended December 31, 2011 and December 31, 2010 as if the acquisition of Kelatron had been completed on January 1, 2010. The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations.

	Year Ended December 31,
	2011	2010
Revenues	$824,092	$725,741
Net income	$86,405	$45,117
Income per common share - Basic	$3.98	$2.11
Income per common share - Diluted	$3.83	$2.02

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Principal Executive Officer and Principal Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2011.

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
As of December 31, 2011, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
On October 31, 2011, the Company acquired Kelatron and its parent, whose financial statements reflect total assets and net sales constituting 3.7% and 0.3%, respectively, of the condensed consolidated financial statement amounts for the period ended December 31, 2011. We excluded those entities from our annual assessment of the effectiveness on internal control over financial reporting for the year ending December 31, 2011, the year of the acquisition due to the close proximity of the acquisition date to the date of management's assertion of the effectiveness of the Company's internal control over financial reporting,
PricewaterhouseCoopers LLP an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included in “Item 8. Financial Statements and Supplementary Data”.
Changes in Internal Control Over Financial Reporting
During the third quarter of 2011, we implemented a new Enterprise Resource Planning (ERP) system on a worldwide basis. The implementation was completed and the system went "live" on August 27, 2011. This implementation was subject to various testing and review procedures prior to execution. In connection with this ERP system implementation, we have updated and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We concluded, as part of our evaluation of internal control over financial reporting, that the implementation of the ERP system has not materially affected our internal control over financial reporting.
There have been no changes in our internal control over financial reporting during or with respect to the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to Directors and Corporate Governance is set forth under the captions “The Board of Directors and its Committees—Board Committees”, “The Board of Directors and its Committees—Audit Committee”, “Proposals—Election of Board Members”, “The Board of Directors and its Committees—Other Corporate Governance Matters”, “The Board of Directors and its Committees—Nominating and Corporate Governance Committee”, “Policy on Communications from Security Holders and Interested Parties” and “Section 16(a) Beneficial Ownership Compliance” in the registrant’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.
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
See the attached Exhibit Index.
(b) Financial Statement Schedules.
Schedule I—Condensed Financial Information of the Registrant.

CONDENSED FINANCIAL STATEMENTS OF INNOPHOS HOLDINGS, INC.
INNOPHOS HOLDINGS, INC.
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$31	$562
Accounts receivable due from affiliates	5,643	3,848
Inventories	—	—
Other current assets	1,558	1,558
Total current assets	7,232	5,968
Property, plant and equipment, net	—	—
Goodwill	—	—
Investment in subsidiaries	392,720	329,174
Intangibles and other assets, net	—	—
Total assets	$399,952	$335,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	—	—
Other current liabilities	6,426	4,222
Total current liabilities	6,426	4,222
Long-term debt	—	—
Other long-term liabilities	318	312
Total liabilities	6,744	4,534
Commitments and contingencies
Stockholders’ equity	393,208	330,608
Total stockholders’ equity	393,208	330,608
Total liabilities and stockholder’s equity	$399,952	$335,142

INNOPHOS HOLDINGS, INC.
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Net sales	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—
Operating expenses:
Selling, general and administrative	7	3	6
Research & development expenses	—	—	—
Total operating expenses	7	3	6
Operating loss	(7)	(3)	(6)
Interest expense, net	—	2,256	2,574
Foreign exchange (gains) losses	—	—	—
Equity income	(86,529)	(46,624)	(63,596)
Income before income taxes	86,522	44,365	61,016
Benefit for income taxes	—	(790)	(2,128)
Net income	$86,522	$45,155	$63,144

INNOPHOS HOLDINGS, INC.
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$86,522	$45,155	$63,144
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of deferred financing charges	—	706	489
Gain on retirement of bonds	—	—	(3,500)
Equity income	(86,529)	(46,624)	(63,596)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,795)	3,068	(922)
Decrease in accounts payable	—	—	(17)
Increase (decrease) in other current liabilities	448	(534)	(199)
Changes in other long-term assets and liabilities	6	(211)	308
Net cash used for operating activities	(1,348)	1,560	(4,293)
Cash flows provided from investing activities:
Investment in subsidiaries	26,410	71,940	24,143
Net cash provided from investing activities	26,410	71,940	24,143
Cash flows provided from financing activities:
Proceeds from exercise of stock options	484	236	635
Principal repayment of senior unsecured notes	—	(56,000)	(6,500)
Deferred financing costs	—	(2,828)	—
Common stock repurchases	(6,156)	—	—
Dividends paid	(19,921)	(14,559)	(14,446)
Net cash used for financing activities	(25,593)	(73,151)	(20,311)
Net change in cash	(531)	349	(461)
Cash and cash equivalents at beginning of period	562	213	674
Cash and cash equivalents at end of period	$31	$562	$213

Basis of Presentation
Innophos Holdings, Inc. (“Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries.
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
On August 27, 2010, Innophos Holdings, Inc. and our wholly owned subsidiaries, Innophos Investments Holdings, Inc. and Innophos, Inc. (collectively, the “Companies”) entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders (collectively, the “Lenders”). The Credit Agreement contains representations given to the Lenders about the nature and status of the Companies’ business that serve as conditions to future borrowings, and affirmative, as well as negative, covenants typical of senior facilities of this kind that prohibit or limit a variety of actions by the Companies and their subsidiaries generally without the Lenders’ approval. These include covenants that affect the ability of those entities, among other things, to make restricted payments that include dividends. However, subject to continued compliance with the overall leverage restrictions, the Companies retain flexibility under the Credit Agreement to develop their business and achieve strategic goals by, among other things, being permitted to pay dividends (as long as the Total Leverage Ratio shall be .25 less than the then applicable level prescribed).
Treasury Stock
During 2011 the board of directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management’s discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. During the third quarter of 2011, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $40.93 per share or $6.1 million.
Income Taxes
The Company is a member of a U.S. consolidated income tax return. The Company generated Federal net operating losses which can be used by Innophos, Inc. in the U.S. consolidated income tax return. Therefore, the benefit recorded for income taxes in 2009 and 2010 is the result of net operating losses which are realizable by Innophos, Inc. The tax amounts established for the use of these losses are recorded through intercompany accounts which will cash settle.
Commitments and Contingencies
Innophos Holdings, Inc. has no direct commitments and contingencies, but its subsidiaries have direct commitments and contingencies. For a discussion of the commitments and contingencies of Innophos Holdings, Inc.’s subsidiaries, see Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 29th day of February, 2012.

INNOPHOS HOLDINGS, INC.

By:	/S/ RANDOLPH GRESS
Randolph Gress
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ RANDOLPH GRESS	Chief Executive Officer and Director	February 29, 2012
Randolph Gress	(Principal Executive Officer)

/S/ NEIL I. SALMON	Vice President and Chief Financial Officer	February 29, 2012
Neil I. Salmon	(Principal Financial Officer)

/S/ CHARLES BRODHEIM	Vice President and Corporate Controller	February 29, 2012
Charles Brodheim	(Principal Accounting Officer)

/S/ GARY CAPPELINE	Director	February 29, 2012
Gary Cappeline

/S/ AMADO CAVAZOS	Director	February 29, 2012
Amado Cavazos

/S/ LINDA MYRICK	Director	February 29, 2012
Linda Myrick

/S/ KAREN OSAR	Director	February 29, 2012
Karen Osar

/S/ JOHN STEITZ	Director	February 29, 2012
John Steitz

/S/ STEPHEN ZIDE	Director	February 29, 2012
Stephen Zide

EXHIBIT INDEX

Exhibit No.	Description

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

4.2
Credit Agreement dated August 27, 2010 by and among Registrant, Innophos Investments Holdings, Inc., and Innophos, Inc., as Borrowers, a group of Lenders, Wells Fargo Bank, National Association, as Administrative, and Bank of America, as Syndication Agent, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed August 31, 2010

10.1
Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. and Innophos, Inc. (filed in redacted form per confidential treatment order) incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.2
Assignment, Assumption, and Consent to be effective May 1, 2009 concerning the Purchase and Sale Agreement of Anhydrous Ammonia, incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2011

10.3
Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.4
Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P. incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.5
Base Agreement dated as of September 1, 2003 by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.6
Purchase and Sale Agreement of Anhydrous Ammonia dated as of February 15, 2008 , by and between Pemex Petroquimica, and Innophos Fosfatados De Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order) incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. for the year ended December 31, 2008

10.7
Sulfur Supply Contract dated as of January 1, 2011 by and Between Pemex Gas Y Petroquimica Basica and Innophos Fosfatados de Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2011

10.8
Supply Agreement dated as of June 18, 1998 by and among Colgate Palmolive Company, Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.21 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed November 23, 2005

10.9
Operations Agreement made as of June 18, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.22 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed November 23, 2005

10.10
Form of Memorandum of Agreement dated January 30, 2009 by and between Innophos, Inc. and Colgate Palmolive incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. and Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 5, 2009

10.11
Form of Individual Employment Agreement for executive officers of Innophos Servicios de Mexico, S. de R.L. de C.V., incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

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

10.21
Purchase Agreement dated June 10, 2004 among Rhodia, Inc., Rhodia Canada Inc., Rhodia de Mexico, S.A. de C.V., Rhodia Overseas Limited, Rhodia Consumer Specialties Limited, Rhodia, S.A. and Innophos, Inc. (f/k/a Phosphates Acquisition, Inc.), incorporated by reference to Exhibit 2.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.22
Stock Purchase Agreement dated October 31, 2011 among KI Acquisition, Inc., Innophos, Inc. and Shareholders of KI Acquisition, Inc., incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. (filed in redacted form per confidential treatment order) filed November 3, 2011.

12.1	Statement re: Calculation of Ratio of Earnings to Fixed Charges, filed herewith

21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1, filed herewith

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith

31.1	Certification of Principal Executive Officer dated February 29, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

31.2	Certification of Principal Financial Officer dated February 29, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith

32.1	Certification of Principal Executive Officer dated February 29, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

32.2	Certification of Principal Financial Officer dated February 29, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
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