Form 10-Q
period 2012-03-31
Innophos Holdings, Inc.
filed 2012-05-02
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2012, the registrant had 21,795,242 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$60,536	$35,242
Accounts receivable, net	126,763	104,421
Inventories	149,952	169,728
Other current assets	54,745	75,316
Total current assets	391,996	384,707
Property, plant and equipment, net	183,963	187,421
Goodwill	61,554	61,587
Intangibles and other assets, net	53,295	53,300
Total assets	$690,808	$687,015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Accounts payable, trade and other	29,904	32,640
Other current liabilities	51,309	71,609
Total current liabilities	85,213	108,249
Long-term debt	152,000	148,000
Other long-term liabilities	38,048	37,558
Total liabilities	$275,261	$293,807
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000; issued 21,945,764 and 21,770,641; outstanding 21,795,242 and 21,620,119 shares	22	22
Paid-in capital	112,806	112,193
Common stock held in treasury, at cost (150,522 and 150,522 shares)	(6,156)	(6,156)
Retained earnings	313,779	292,144
Accumulated other comprehensive loss	(4,904)	(4,995)
Total stockholders' equity	415,547	393,208
Total liabilities and stockholders' equity	$690,808	$687,015

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended
	March 31, 2012	March 31, 2011
Net sales	$228,252	$197,598
Cost of goods sold	172,384	140,269
Gross profit	55,868	57,329
Operating expenses:
Selling, general and administrative	17,034	15,816
Research & development expenses	695	691
Total operating expenses	17,729	16,507
Operating income	38,139	40,822
Interest expense, net	1,627	1,303
Foreign exchange (gains) losses	(291)	710
Income before income taxes	36,803	38,809
Provision for income taxes	9,215	12,840
Net income	$27,588	25,969
Net income attributable to common shareholders	$27,584	$25,969
Per share data (note 2):
Income per share:
Basic	$1.27	$1.19
Diluted	$1.22	$1.15
Weighted average shares outstanding:
Basic	21,800,964	21,735,230
Diluted	22,699,745	22,612,342

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $59 and $162)	$96	$263
Change in pension and post-retirement plans, (net of tax $4 and $211)	(5)	339
Other comprehensive income, net of tax	$91	$602
Comprehensive income	$27,679	$26,571

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net income	$27,588	$25,969
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	10,239	10,194
Amortization of deferred financing charges	145	158
Deferred income tax (benefit) provision	(334)	2,543
Deferred profit sharing	—	(255)
Share-based compensation	1,221	2,273
Changes in assets and liabilities:
Increase in accounts receivable	(22,342)	(11,794)
Decrease in inventories	19,776	8,891
Decrease in other current assets	20,571	2,981
Decrease in accounts payable	(2,736)	(1,035)
Decrease in other current liabilities	(20,780)	(6,131)
Changes in other long-term assets and liabilities	(3,488)	(2,473)
Net cash provided from operating activities	29,860	31,321
Cash flows used for investing activities:
Capital expenditures	(5,200)	(7,307)
Net cash used for investing activities	(5,200)	(7,307)
Cash flows provided from (used for) financing activities:
Proceeds from exercise of stock options	—	320
Long-term debt borrowings	5,000	—
Long-term debt repayments	(1,000)	(6,000)
Excess tax benefits from exercise of stock options	2,039	2,255
Common stock repurchases	—	(17)
Dividends paid	(5,405)	(3,649)
Net cash provided from (used for) financing activities	634	(7,091)
Net change in cash	25,294	16,923
Cash and cash equivalents at beginning of period	35,242	63,706
Cash and cash equivalents at end of period	$60,536	$80,629

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2010	21,464	$21	$227,752	$106,032	$(3,089)	$330,716
Net income			86,522			86,522
Other comprehensive loss, (net of tax $836)					(1,906)	(1,906)
Proceeds from stock award exercises and issuances	300	1		(2,600)		(2,599)
Issuance of annual retainer stock to external Board of Directors	7					—
Share-based compensation				6,250		6,250
Excess tax benefits from exercise of stock options				2,511		2,511
Common stock repurchases	(151)			(6,156)		(6,156)
Dividends declared			(22,130)			(22,130)
Balance, December 31, 2011	21,620	$22	$292,144	$106,037	$(4,995)	$393,208
Net income			27,588			27,588
Other comprehensive loss, (net of tax $63)					91	91
Proceeds from stock award exercises and issuances	175			(2,647)		(2,647)
Share-based compensation				1,221		1,221
Excess tax benefits from exercise of stock options				2,039		2,039
Dividends declared			(5,953)			(5,953)
Balance, March 31, 2012	21,795	$22	$313,779	$106,650	$(4,904)	$415,547

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos Holdings, Inc. and Subsidiaries, or Company, have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.) for interim financial reporting and do not include all disclosures required by generally accepted accounting principles in the U.S. for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2011 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
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
None.

2. Earnings per share (EPS)
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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	27,588	25,969
Less: earnings attributable to unvested shares	(4)	—
Net income available to common shareholders	$27,584	$25,969
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,800,964	21,735,230
Dilutive effect of stock equivalents	898,781	877,112
Diluted number of weighted average common shares outstanding	22,699,745	22,612,342
Earnings per common share:
Earnings per common share—Basic	$1.27	$1.19
Earnings per common share—Diluted	$1.22	$1.15

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 266,656 and 492,220 for the three months ended March 31, 2012 and March 31, 2011, respectively.

3. Dividends
The following is the dividend activity for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended
	March 31
	2012	2011
Dividends declared – per share	$0.27	$0.25
Dividends declared – aggregate	5,885	5,425
Dividends paid – per share	0.25	0.17
Dividends paid – aggregate	5,405	3,649

We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock.

4. Stockholders’ Equity / Stock-Based Compensation
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

•
Restricted stock grants, which entitle the holder to receive, at the end of each vesting term, a specified number of shares of the Company's common stock, and which also entitle the holder to receive dividends paid on such grants throughout the vesting period.

•	Annual stock retainer grants, which entitle independent members of the Board of Directors to receive a number of shares of the Company’s common stock equal to a fixed retainer value.

Restricted Stock
On March 30, 2012 there were a total of 14,370 restricted shares granted to certain employees with a fair value of $0.7 million. These awards are classified as equity awards and vest annually over three years. The related compensation expense is based on the date of grant share price of $50.12. The compensation expense is amortized on a straight-line basis over the requisite vesting period and accelerated for those employees that are retirement eligible during the vesting period.
Stock Options
On March 30, 2012 the Company granted 39,683 non-qualified stock options at an exercise price of $50.12 per share to certain employees with a fair value of $0.8 million. The non-qualified stock options vest annually over three years with a 10-year term from date of grant.
The fair value of the options granted during 2012 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options
Expected volatility	53.2%
Dividend yield	2.4%
Risk-free interest rate	1.3%
Expected term (years)	6
Weighted average grant date fair value of stock options	$20.41
For the 2012 grants the Company had chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.
Performance Share Awards
On March 30, 2012, the Company granted 43,106 performance shares to certain employees with a fair value of $2.2 million. The performance shares vest at the end of the three year performance cycle and the number of shares distributable depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period.
In connection with the vesting of the performance share awards issued in 2009, the Company issued 136,423 shares of common stock, net of minimum tax withholdings, to certain employees as required under the terms of the plan.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	March 31, 2012	March 31, 2011
Stock options	$507	$431
Restricted stock	66	6
Performance shares	648	1,836
Stock grants	—	—
Total share-based compensation expense	$1,221	$2,273

5. Inventories
Inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw materials	$35,452	$44,937
Finished products	105,980	116,488
Spare parts	8,520	8,303
	$149,952	$169,728

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of March 31, 2012 and December 31, 2011 were $10,667 and $9,911, respectively.

6. Other Current Assets
Other current assets consist of the following:

	March 31, 2012	December 31, 2011
Rhodia indemnity receivable for CNA water tax claims (see note 12)	$—	$13,571
Creditable taxes (value added taxes)	20,637	$20,473
Vendor inventory deposits (prepaid)	20,451	19,671
Prepaid income taxes	—	4,829
Other prepaids	1,758	2,585
Deferred income taxes	10,348	10,347
Other	1,551	3,840
	$54,745	$75,316

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2012	December 31, 2011
Developed technology and application patents, net of accumulated amortization of $14,459 for 2012 and $13,980 for 2011	7-20	23,531	24,010
Customer relationships, net of accumulated amortization of $6,363 for 2012 and $5,956 for 2011	5-15	12,926	13,333
Tradenames and license agreements, net of accumulated amortization of $4,376 for 2012 and $4,246 for 2011	5-20	5,844	5,974
Non-compete agreement, net of accumulated amortization of $600 for 2012 and $568 for 2011	5	41	73
Total Intangibles		$42,342	$43,390
Deferred financing costs, net of accumulated amortization of $982 for 2012 and $837 for 2011 (see note 9)		$1,846	$1,991
Deferred income taxes		6,379	5,450
Other Assets		2,728	2,469
Total other assets		$10,953	$9,910
		$53,295	$53,300

8. Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2012	December 31, 2011
CNA water tax claims (see Note 12)	$10,146	$31,523
Payroll related	8,060	11,708
Taxes	9,770	5,885
Benefits and pensions	5,666	7,717
Freight and rebates	6,285	4,418
Dividends payable	5,885	5,405
Other	5,497	4,953
	$51,309	$71,609

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	March 31, 2012	December 31, 2011
Term loan due 2015	$94,000	$95,000
Revolver borrowings under the credit facility	62,000	57,000
Total borrowings	$156,000	$152,000
Less current portion	4,000	4,000
Long-term debt	$152,000	$148,000

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. Prepayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on December 31, 2010.
As of March 31, 2012, $94.0 million was outstanding under the Term Loan and $62.0 million was outstanding under the revolving line of credit, both of which approximate fair value, with total availability at $61.7 million, taking into account $1.3

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 3.7%.
In the third quarter of 2010 the Company entered into an interest rate swap with an original notional amount of $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is a liability of approximately $0.7 million as of March 31, 2012.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the three months ended March 31, 2012 and March 31, 2011 was $1,455 and $1,543.
As of March 31, 2012, the Company was in full compliance with all debt covenant requirements.

Interest expense, net consists of the following:

	Three months ended
	March 31, 2012	March 31, 2011
Interest expense	$1,504	1,546
Deferred financing cost	145	158
Interest income	(22)	(190)
Less: amount capitalized for capital projects	—	(211)
Total interest expense, net	$1,627	$1,303

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	March 31, 2012	December 31, 2011
Deferred income taxes	$24,605	$24,308
Pension and post retirement liabilities (U.S. and Canada only)	6,298	6,185
Environmental liabilities	1,100	1,100
Profit sharing liabilities	4,246	3,795
Other liabilities	1,799	2,170
	$38,048	$37,558

11. Income Taxes
The effective income tax rate on income before taxes was approximately 25% for the three months ended March 31, 2012 compared to approximately 33% for the comparable period in 2011. The variance in the effective tax rate is primarily due to the recording of an indemnity receivable related to the Mexican CNA Water Tax Claims (see note 12, Mexican CNA Water Tax Claims) being recorded as a discrete item for income tax provision purposes in the current quarter.
The Company does not have any material uncertain income tax positions in accordance with ASC 740-10-25. If any material uncertain tax positions did arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2006 through 2009. As of March 31, 2012, our subsidiary, Innophos Mexicana requested a refund of $2.4 million for the 2009 tax year which is being disputed by the Mexican tax authorities. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. In addition, our subsidiary, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. On April 27, 2012, Innophos Canada filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment. The Company believes that its

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. Other than the assessments mentioned above, as of March 31, 2012, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $1,060 and net income tax refunds were $2,164 for the three months ended March 31, 2012 and March 31, 2011, respectively.

12. Commitments and Contingencies
Environmental
The Company's operations are subject to extensive and changing federal and state environmental laws and regulations. The Company's manufacturing sites have an extended history of industrial use, and soil and groundwater contamination have or may have occurred in the past and might occur or be discovered in the future.
Liabilities for environmental matters are difficult to assess for numerous reasons, including the discovery of new remedial sites, discovery of new information and scarcity of reliable information pertaining to certain sites, improvements in technology, changes in environmental laws and regulations, numerous possible remedial techniques and solutions, difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the extended time periods over which remediation occurs. As the Company's environmental contingencies are more clearly determined, it is reasonably possible that amounts may need to be accrued. However, management does not believe, based on current information, that environmental remediation requirements will have a material impact on the Company's results of operations, financial position or cash flows.
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million.
The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of March 31, 2012.
Litigation
2008 RCRA Civil Enforcement – Geismar, Louisiana plant
Following several inspections by the Environmental Protection Agency, or EPA, at our Geismar, LA purified phosphoric acid, or PPA, plant and related submissions we made to support claimed exemptions from the federal Resource, Conservation and Recovery Act, or RCRA, in March 2008, EPA referred our case to the Department of Justice, or DOJ, for civil enforcement. Although no citations were ever issued or formal proceedings instituted, the agencies claim we violate RCRA by failing to manage appropriately two materials that DOJ/EPA alleges are hazardous wastes. Those materials are: (i) Filter Material from an enclosed intermediate filtration step to further process green phosphoric acid we receive as raw material via pipeline from the adjacent site operated by an affiliate of Potash Corporation of Saskatchewan, or PCS; and (ii) Raffinate, a co-product we provide to PCS under a long-term contract we have with PCS.
Since referral of the case to DOJ, we and PCS have engaged in periodic discussions with DOJ/EPA and the Louisiana Department of Environmental Quality, or LDEQ, or collectively the Government Parties, in order to resolve the matter. In addition to asserting that the two materials in question are not hazardous wastes, we have also sought to demonstrate that both the nature and character of the materials as well as their use, handling and disposition were detailed in a solid waste permit amendment application filed in 1989 by PCS's predecessor, when our plant was first constructed, and approved by the LDEQ under the state RCRA program.
In the course of discussions with the Government Parties, the DOJ/EPA has required that we undertake, as an interim measure, the construction of a new filter unit that would replace the existing closed system and allow the removal and separate handling of the Filter Material. We built that unit, which is ready for commissioning and operation once appropriate agreements are reached with the Government Parties.
We and PCS also have initiated joint efforts to explore possible technical solutions to remaining concerns of the Government Parties, including Raffinate treatment. To date, treatment techniques for Raffinate have not yet been fully evaluated from a technological or cost standpoint. The companies have proposed a schedule for evaluation, and although the Government Parties have not formally approved it, the companies are continuing with the schedule. Based upon work so far, there appears to be at least one technically viable approach, but it has yet to be fully evaluated.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Even though the companies have conducted substantial technical work in an attempt to develop a feasible approach to address regulatory concerns, we cannot guarantee that our technical efforts will be successful, whether either party would be willing to implement solutions at what cost allocation or, depending on those factors and the Government Parties' position, whether this matter will be settled or will require litigation. Should litigation become necessary to defend our operations at Geismar as compliant with environmental laws and regulations or with PCS as to cost responsibility, no assurance can be given as to its outcome.
Based upon advice of our environmental counsel, we have determined that the risk of an effort by the Government Parties to shut down our Geismar plant or PCS's Geismar plant from which we obtain the green acid raw material is remote. In addition, we have concluded that the contingent liability arising from compliance costs for this matter as discussed above is neither remote nor probable, but is reasonably possible. On the assumption that “deep well injection” at the site is ultimately employed or required as the technologically acceptable approach for Raffinate, based on preliminary cost estimates to date, we estimate this technical approach to range from approximately $10 to $16 million.
Mexican CNA Water Tax Claims
As previously reported, in February 2012, we settled certain claims by CNA and all claims with Rhodia affiliates in ongoing New York litigation, or the New York Litigation, concerning their related indemnification obligations to us.
Settlements were negotiated with CNA for the 1999-2002 claims in the approximate amount of $17.5 million. We withdrew our appeals associated with those years and made the required payments to CNA in accordance with the CNA settlement. In accordance with the settlement of New York litigation, the Rhodia parties reimbursed us in an amount equal to the CNA 1999-2002 payment, and waived their rights to related tax benefits in addition to other agreed consideration. An additional $7.2 million benefit, at current exchange rates, was recorded in the first quarter 2012 as a result of the settlement.
As part of the CNA settlement process, in February 2012, our Mexican subsidiary, Fosfatados, was required to pay disputed higher water rates and discounted surcharges and penalties for 2009 and 2010, totaling approximately $2.8 million, which was less than the amounts previously accrued for potential liability associated with those years. We agreed to make those payments as part of the settlement of the New York Litigation. In addition, Fosfatados paid the higher rates demanded by CNA for 2011 and intends to continue to pay the higher rates going forward. Further legal challenges concerning the higher rates are possible, but there can be no assurance of the outcome of any challenges, or the possibility of refunds of higher rates.
2005-2008 CNA Claims. In January 2012, Fosfatados was served with CNA resolutions claiming higher water fees, surcharges and penalties for 2005 through 2008 for the total amount of approximately $10.1 million, which are subject of continuing settlement negotiations. We cannot guarantee that full settlement will be achieved, and have therefore retained accruals for these contingent liabilities in the amount of the statutory settlement discounts proposed by the CNA of approximately $10.1 million. Pending ongoing settlement discussions, which also include Fosfatados' request for a favorable amendment to its water use permit to reflect lower rates, the Company has contested the resolutions in Mexican Courts.
Other Legal Matters
In March 2008, Sudamfos S.A., or Sudamfos, an Argentine phosphate producer, filed an arbitration before the ICC International Court of Arbitration, Paris, France, concerning an alleged agreement for our Mexicana subsidiary, Mexicana, to sell it 12,500 metric tons of phosphoric acid, but subsequently withdrew the proceeding. In October 2008, Mexicana filed suit in Mexico against Sudamfos to collect approximately $1.2 million representing the contract price for prior deliveries of acid for which Sudamfos had refused to pay. In October 2009, Sudamfos answered the suit and counterclaimed for $3.0 million based upon the agreement originally alleged in the arbitration. In subsequent proceedings including available appeals, Mexicana's claim was sustained and Sudamfos' counterclaim was denied. As a result, Mexicana expects to pursue collection in due course.
In addition, we are party to legal proceedings and contractual disputes that arise in the ordinary course of our business. Except as to the matters specifically discussed, management does believe that these matters currently represent remote liabilities. However, these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

For the three months ended March 31, 2012	Pension benefits	Other benefits	Total
Service cost	$—	$81	$81
Interest cost	27	36	63
Expected return on assets	(27)	—	(27)
Amortization of
prior service cost	—	32	32
unrecognized (gain) loss	3	(7)	(4)
Net periodic cost	$3	$142	$145

For the three months ended March 31, 2011	Pension benefits	Other benefits	Total
Service cost	$—	$75	$75
Interest cost	28	37	65
Expected return on assets	(18)	—	(18)
Amortization of
prior service cost	—	35	35
unrecognized (gain) loss	—	(16)	(16)
Net periodic cost	$10	$131	$141

In April 2012, Innophos contributed approximately $0.2 million to its U.S. defined benefit pension plan to satisfy the full year 2012 minimum contribution requirements.
Innophos made its entire cash contribution of $3.0 million for the U.S. defined contribution plan during the first quarter of 2012 for the plan year 2011.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

For the three months ended March 31, 2012	Pension benefits	Other benefits	Total
Service cost	$84	$20	$104
Interest cost	150	24	174
Expected return on assets	(235)	—	(235)
Amortization of
actuarial loss (gain)	65	12	77
prior service cost	26	—	26
net transition obligation	—	8	8
Exchange rate changes	130	(27)	103
Net periodic cost	$220	$37	$257

For the three months ended March 31, 2011	Pension benefits	Other benefits	Total
Service cost	$70	$17	$87
Interest cost	144	24	168
Expected return on assets	(241)	—	(241)
Amortization of
actuarial loss (gain)	41	10	51
prior service cost	27	—	27
net transition obligation	—	8	8
Exchange rate changes	166	(30)	136
Net periodic cost	$207	$29	$236
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of $0.3 million during the three months ended March 31, 2012. Innophos Canada, Inc. plans to make additional cash contributions to its Canadian defined benefit plan of approximately $0.6 million during the remainder of 2012.

14. Segment Reporting
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended March 31, 2012	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$141,594	$50,928	$35,730	$—	$228,252
Intersegment sales	316	17,298	134	(17,748)	—
Total sales	141,910	68,226	35,864	(17,748)	228,252
Operating income (a)	$27,236	$6,262	$4,641	—	$38,139
Depreciation and amortization expense	$5,371	$3,772	$1,096	$—	$10,239

For the three months ended March 31, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$130,344	$45,502	$21,752	$—	$197,598
Intersegment sales	432	11,427	55	(11,914)	—
Total sales	130,776	56,929	21,807	(11,914)	197,598
Operating income (b)	$29,822	$3,970	$7,030	—	$40,822
Depreciation and amortization expense	$4,834	$3,924	$1,436	$—	$10,194

(a)	The three month period ended March 31, 2012 includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid to the CNA.

(b)	The three months ended March 31, 2011 includes a $3.8 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims.

15. Acquisitions
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
The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available related to various contingent liabilities. No provisional amounts have been provided for these contingent liabilities. No measurement period adjustments have been recognized in the three month period ended March 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients, with applications in food, beverage, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other mineral ingredients to supply a product range produced to the highest standards of quality and consistency demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of mineral fortification solutions for food, beverage and nutritional supplement manufacturers.

Recent Trends and Outlook

Underlying demand conditions continued to be favorable for Specialty Phosphates with market demand in most sectors seen as stable to moderately improving. Management continues to expect above market volume growth of 4-6% for 2012 driven by product innovation and geographic growth.
The Specialty Phosphates business continued to achieve price increases into the first quarter and we will continue to maintain a close watch on fertilizer market trends and their potential impact on our raw material costs. Currently, we do not expect significant sequential price increases in the second quarter, and our primary focus is now on continuing to deliver against our growth goals, both geographically and through product innovation. However, if the very recent signs of improving fertilizer conditions gain momentum and look likely to create further upward pressure on raw material costs for the second half of 2012, then we will be ready to respond as necessary.
The time lag between changes in market raw material prices and their effect on Innophos' contract raw material prices will result in a sequential increase of approximately $4-6 million in Innophos' cost of goods sold in the second quarter, primarily affecting the US/Canada business. This will affect second quarter margins unfavorably compared to the first quarter. Overall for the year, however, management continues to expect 2012 operating income growth for Specialty Phosphates in line with 7-10% long term expectations.
Recent industry publications have reported improved fertilizer demand and pricing for the second quarter as the industry enters the seasonally stronger demand months, although prices remain significantly below year ago levels. These market trends are expected to contribute to a sequential improvement in GTSP & Other margins resulting in expected operating income around break-even for this segment on sales of $20-25 million for the second quarter.
Net debt (total debt less cash) decreased $21 million in the first quarter 2012 on strong earnings and a moderate seasonal increase in working capital. Management expects strong operating cash flow generation in 2012 with a moderate reduction in working capital levels and capital expenditures targeted below depreciation levels.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Amount	%	Amount	%
Net sales	$228.3	100.0	$197.6	100.0
Cost of goods sold	172.4	75.5	140.3	71.0
Gross profit	55.9	24.5	57.3	29.0
Operating expenses:
Selling, general and administrative	17.1	7.5	15.8	8.0
Research & development	0.7	0.3	0.7	0.4
Income from operations	38.1	16.7	40.8	20.6
Interest expense, net	1.6	0.7	1.3	0.7
Foreign exchange losses (gains), net	(0.3)	(0.1)	0.7	0.4
Provision for income taxes	9.2	4.0	12.8	6.5
Net income	$27.6	12.1	$26.0	13.2

Three months ended March 31, 2012 compared to the three months ended March 31, 2011
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2012 were $228.3 million, an increase of $30.7 million, or 15.5%, as compared to $197.6 million for the same period in 2011. Selling price increases had a positive effect on revenue of 8.7% or $17.1 million which occurred across all of the Specialty Phosphate product lines as GTSP & Other had lower pricing caused by declining fertilizer market price trends. Volumes increased 6.8% or $13.6 million, which occurred primarily in GTSP & Other, as the beginning of the fertilizer season allowed for the sale of high inventory levels carried over from the fourth quarter 2011.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the three months ended March 31, 2012 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	8.4%	0.2%	8.6%
Specialty Phosphates Mexico	18.0%	(6.1)%	11.9%
Total Specialty Phosphates	10.9%	(1.4)%	9.5%
GTSP & Other	(9.4)%	73.7%	64.3%
Total	8.7%	6.8%	15.5%
Note: Included within Specialty Phosphates US & Canada volume/mix and total variances was a 3.2% benefit from the recently acquired Kelatron business.

The following table illustrates for the three months ended March 31, 2012 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	8.7%	(0.2)%	8.5%
Food & Technical Grade PPA	15.0%	2.4%	17.4%
STPP & Detergent Grade PPA	15.9%	(12.6)%	3.3%
Note: Included within Specialty Ingredients volume/mix and total variances was a 3.5% benefit from the recently acquired Kelatron business.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2012 was $55.9 million, a decrease of $1.4 million, or 2.4%, as compared to $57.3 million for the same period in 2011. Gross profit percentage decreased to 24.5% for the three months ended March 31, 2012 versus 29.0% for the same period in 2011. Gross profit was unfavorably affected by higher raw material costs, higher manufacturing costs and lower volumes which had a combined unfavorable impact of $26.8 million. This was partially offset by $17.1 million for higher selling prices, $1.2 million for lower depreciation, $7.1 million primarily due to the recording of a settlement with Rhodia on their liability for the charges to be paid to the Mexican water authority (CNA), and a $0.6 million favorable exchange rate impact mostly from Mexican peso based costs. Included in 2011 was $3.2 million expense for a planned maintenance outage at our Coatzacoalcos, Mexico manufacturing facility and $3.8 million income for updates to the provision for the Mexican CNA Water Tax Claims. The Specialty Phosphates segments were able to offset raw material cost increases with selling price increases, but the GTSP & Other segment was not able to do so, which is typical for a deflationary period as we just experienced. This is because our GTSP selling prices respond immediately to decreases in fertilizer market prices but our raw material costs will lag market price changes by one to two quarters.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended March 31, 2012 were $17.8 million, an increase of $1.3 million, or 7.9%, as compared to $16.5 million for the same period in 2011. The increase was due to $1.3 million higher depreciation due to the ERP system that was put into service on August 27, 2011.
Operating Income
Operating income for the three months ended March 31, 2012 was $38.1 million, a decrease of $2.7 million, or 6.6%, as compared to $40.8 million for the same period in 2011. Operating income as a percentage of net sales decreased to 16.7% versus 20.6% for the same period in 2011.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2012 was $1.6 million, an increase of $0.3 million, or 23.1% as compared to $1.3 million for the same period in 2011. The increase is due to lower interest income on lower average cash balances and higher interest expense on higher average debt balances.
Foreign Exchange
Foreign exchange gain for the three months ended March 31, 2012 was $0.3 million as compared to a loss of $0.7 million for the same period in 2011. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 25% for the three months ended March 31, 2012 compared to 33% for the same period in 2011. The variance in the effective tax rate is due to the Rhodia settlement related to the Mexican CNA Water Tax Claims being recorded as a discrete item for income tax provision purposes in the first quarter of 2012 which had an 8% effect on the effective tax rate.

Net Income
Net income for the three months ended March 31, 2012 was $27.6 million, an increase of $1.6 million as compared to $26.0 million for the same period in 2011, due to the factors described above.
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

	Three Months Ended
	March 31, 2012	March 31, 2011	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$141,594	$130,344	8.6%
Specialty Phosphates Mexico	50,928	45,502	11.9%
Total Specialty Phosphates	192,522	175,846	9.5%
GTSP & Other	35,730	21,752	64.3%
Total	$228,252	$197,598	15.5%

Segment Operating Income
Specialty Phosphates US & Canada	$27,236	$29,822
Specialty Phosphates Mexico	6,262	3,970
Total Specialty Phosphates	33,498	33,792
GTSP & Other (a) (b)	4,641	7,030
Total	$38,139	$40,822

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	19.2%	22.9%
Specialty Phosphates Mexico	12.3%	8.7%
Total Specialty Phosphates	17.4%	19.2%
GTSP & Other (a) (b)	13.0%	32.3%
Total	16.7%	20.7%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$5,371	$4,834
Specialty Phosphates Mexico	3,772	3,924
Total Specialty Phosphates	$9,143	8,758
GTSP & Other	1,096	1,436
Total	$10,239	$10,194

(a)
The three month period ended March 31, 2012 includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid to the CNA for the Mexican CNA Water Tax Claims.

(b)	The three months ended March 31, 2011 includes a $3.8 million benefit to earnings related to updates to the provision for the Mexican CNA Water Tax Claims.

Three months ended March 31, 2012 compared to the three months ended March 31, 2011
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 8.6% for the three months ended March 31, 2012 when compared with the same period in 2011. Selling prices increased 8.4% with increases across all product lines. Volumes increased 0.2% including a benefit of 3.2% for the Kelatron acquisition.
Specialty Phosphates Mexico net sales increased 11.9% for the three months ended March 31, 2012 when compared with the same period in 2011. Selling prices increased 18.0% with increases across all product lines. Volumes decreased 6.1% arising from an unfavorable order pattern in STPP & Detergent Grade Acid in comparison to a strong first quarter 2011.
GTSP & Other net sales increased 64.3% for the three months ended March 31, 2012 when compared with the same period in 2011, with 73.7% higher volumes, as the beginning of the fertilizer season allowed for the sale of high inventory levels carried over from the previous quarter when fertilizer market demand was essentially non-existent. This was partially offset by 9.4% lower selling prices caused by declining fertilizer market price trends.
Segment Operating Income Percentage of Net Sales:
The 360 basis point decrease in Specialty Phosphates US & Canada for the three months ended March 31, 2012 compared with the same period in 2011 is mainly due to increases in raw material costs, manufacturing expenses and depreciation, which combined for a 960 basis point decrease in margin percent and were partially offset by increased selling prices which increased the margin percent by 600 basis points.
The 360 basis point increase in Specialty Phosphates Mexico for the three months ended March 31, 2012 compared with the same period in 2011 is mainly due to increased selling prices which increased margin percent by 1,390 basis points. Higher raw material costs and manufacturing expenses exceeded a benefit from the 2011 maintenance outage causing a 1,030 basis point decrease in margin percent.
The 1,930 basis point decrease in GTSP & Other for the three months ended March 31, 2012 compared with the same period in 2011 is primarily due to higher raw material costs and manufacturing expenses which exceeded a benefit from the 2011 maintenance outage causing a 2,780 basis point decrease in margin percent. Lower selling prices contributed an additional margin percent decline of 690 basis points. Finally, the net effect of the 2012 versus 2011 benefit of $3.3 million for the settlement with Rhodia on their liability for the charges to be paid to the CNA increased margin percent by 1,540 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Three months ended
	March 31, 2012	March 31, 2011
Operating Activities	$29.9	$31.3
Investing Activities	(5.2)	(7.3)
Financing Activities	0.6	(7.1)

Three months ended March 31, 2012 compared to three months ended March 31, 2011
Net cash provided by operating activities was $29.9 million for the three months ended March 31, 2012 as compared to $31.3 million for 2011, a decrease of $1.4 million. The decrease in operating activities cash resulted primarily from unfavorable changes of $3.6 million in non-cash adjustments to income and $1.0 million in other long term assets and liabilities partially offset by favorable changes of $1.6 million in working capital and $1.6 million in net income as described earlier.
The change in working capital is a use of cash of $5.5 million in 2012 compared to a use in 2011 of $7.1 million, an increase in cash of $1.6 million. The increase in cash is primarily due to decreases in other current assets that exceeded increases in other current liabilities, both primarily a result of the Rhodia settlement and payments to the CNA. Benefits from inventory reductions were offset by increases in accounts receivable. Higher accounts receivable balances were due to approximately $19 million of GTSP sales near the end of the current quarter which were not collected until early April. While not a contributor to the first quarter 2012 increase in accounts receivable, the Company has continued to grow its business in export markets where terms are typically 30 - 45 days longer than standard domestic terms to compensate for extended delivery times.
Net cash used for investing activities was $5.2 million for the three months ended March 31, 2012, compared to $7.3 million for 2011, as lower spending on the company's ERP project was partially offset by higher spending on several manufacturing expansion projects including its China subsidiary.
The Company is investing to grow its food, beverage and pharmaceutical phosphate business, especially geographically, and also to diversify its raw material supply long term. Projects were completed in 2011 in the U.S. to increase production capabilities of various specialty ingredients such as the $4.5 million calcium leavening agents project at the Nashville, TN plant and the tri-calcium phosphate capacity expansion project at Chicago Heights, IL. In Mexico, projects are focused on increasing production capabilities of our Specialty Ingredients units and on enhancing Mexico's capability to process multiple grades of rock consistent with the Company's supply chain diversification strategy. The Company also announced in the 2011 third quarter a new China subsidiary aimed at developing its Food Grade Specialty Phosphates business in Asia.
Management projects total 2012 capital expenditures to be approximately $40 million.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over a period, currently estimated at three to five years, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. Combined 2010 and 2011 expenditures on the exploration of the Baja California Sur concession deposits were approximately $2.4 million, and management currently expects to spend in 2012 to early 2013 an additional $2-3 million above the previous trend rate to accelerate evaluations of its Santo Domingo concession. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash provided from financing activities for the three months ended March 31, 2012, was a source of $0.6 million, compared to a use of $7.1 million in 2011, a decrease in the use of cash of $7.7 million. This was mainly due to $10.0 million increase in cash from revolver loan activities ($5.0 million borrowing in 2012 versus a $5.0 million repayment in 2011) partially offset by $1.8 million higher dividend payments, $0.3 million lower stock option exercises and $0.2 million decrease in cash for excess tax benefits from exercise of stock options.
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
On March 31, 2012, the Company had cash and cash equivalents outside the United States of $44.3 million, or 73% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries.
The Company's available financial resources allow for the continuation of dividend payments, pursuit of several “bolt-on” acquisition projects and further geographic expansion initiatives. We further believe that on-hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. It's our current operating plan not to repatriate any of the cash and cash equivalents held outside the United States to fund the United States operations. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.
On February 27, 2012 the Company declared an increase to its dividend from $0.25 per share to $0.27 per share to holders of record on April 16, 2012.

Contractual Obligations and Commercial Commitments
The following table sets forth our long-term contractual cash obligations as of March 31, 2012 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Term loan and revolver borrowings (1)	$156,000	$3,000	$4,000	$4,000	$145,000	$—	$—
Future Service Pension Benefits	10,990	611	790	876	983	1,087	6,643
Other (2)	555,030	114,522	73,418	73,418	73,418	73,418	146,836
Operating Leases	16,433	5,104	4,296	2,888	2,041	671	1,433
Total contractual cash obligations	$738,453	$123,237	$82,504	$81,182	$221,442	$75,176	$154,912
  ______________________

(1)
Amounts exclude interest payments. Interest on the $94.0 million current balance of the term loan at the fixed rate of 4.244% would be approximately $4.0 million annually and interest on the $62.0 million revolver borrowings current balance at current rates would be approximately $1.6 million annually.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

Critical Accounting Estimates and Policies
There have been no material changes from the critical accounting estimates previously disclosed in our 2011 Annual Report on Form 10-K.

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
At March 31, 2012, we had $94.0 million principal amount of variable-rate debt and a $125.0 million revolving credit facility, of which $62.0 million was outstanding, both of which approximate fair value. Total remaining availability was $61.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. In the third quarter of 2010 we entered into an interest rate swap with an original notional amount of $100 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 1.994% plus the applicable margin on the debt, expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is a liability of approximately $0.7 million as of March 31, 2012.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $62.0 million outstanding borrowings as floating rate debt under our revolving credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.6 million per year.
From time to time, we will enter into longer term natural gas supply contracts in an effort to eliminate some of the volatility in our energy costs. Our natural gas spending for 2012 is estimated to be less than 2% of cost of goods sold. We did enter into a financial hedge for approximately 75% of our 2012 U.S. & Canada natural gas requirements, to reduce price volatility using fixed price contracts. At March 31, 2012, the Company had with a fair value liability of approximately $0.4 million for these natural gas contracts.
We do not currently hedge our currency rate risks.
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
As of March 31, 2012, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 2, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated May 2, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated May 2, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated May 2, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	May 2, 2012

INNOPHOS HOLDINGS, INC.

/s/ Neil I. Salmon
By:	Neil I. Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 2, 2012

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 2, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated May 2, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated May 2, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated May 2, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002