Form 10-Q
period 2012-06-30
Innophos Holdings, Inc.
filed 2012-08-09
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the registrant had 21,819,199 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$70,166	$35,242
Accounts receivable, net	98,099	104,421
Inventories	152,632	169,728
Other current assets	72,732	75,316
Total current assets	393,629	384,707
Property, plant and equipment, net	179,260	187,421
Goodwill	61,554	61,587
Intangibles and other assets, net	51,609	53,300
Total assets	$686,052	$687,015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Accounts payable, trade and other	40,646	32,640
Other current liabilities	47,094	71,609
Total current liabilities	91,740	108,249
Long-term debt	129,000	148,000
Other long-term liabilities	37,561	37,558
Total liabilities	$258,301	$293,807
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000 shares; issued 21,969,775 and 21,770,641 shares; outstanding 21,819,199 and 21,620,119 shares	22	22
Paid-in capital	114,062	112,193
Common stock held in treasury, at cost (150,576 and 150,522 shares)	(6,156)	(6,156)
Retained earnings	324,283	292,144
Accumulated other comprehensive loss	(4,460)	(4,995)
Total stockholders' equity	427,751	393,208
Total liabilities and stockholders' equity	$686,052	$687,015

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$214,180	$201,627	$442,432	$399,225
Cost of goods sold	171,812	152,463	344,196	292,732
Gross profit	42,368	49,164	98,236	106,493
Operating expenses:
Selling, general and administrative	15,236	15,795	32,270	31,611
Research & development expenses	849	752	1,544	1,443
Total operating expenses	16,085	16,547	33,814	33,054
Operating income	26,283	32,617	64,422	73,439
Interest expense, net	1,595	1,282	3,222	2,585
Foreign exchange (gains) losses	(108)	(152)	(399)	558
Income before income taxes	24,796	31,487	61,599	70,296
Provision for income taxes	8,292	10,741	17,507	23,581
Net income	$16,504	20,746	$44,092	46,715
Net income attributable to common shareholders	$16,493	$20,746	$44,063	$46,715
Per share data (note 2):
Income per share:
Basic	$0.76	$0.95	$2.02	$2.15
Diluted	$0.73	$0.92	$1.94	$2.06
Weighted average shares outstanding:
Basic	21,805,239	21,732,093	21,803,101	21,733,653
Diluted	22,713,254	22,645,132	22,706,499	22,628,828

Other comprehensive income (loss), net of tax:
Change in interest rate swaps, (net of tax $117, ($521), $176 and ($359))	$192	$(850)	$288	$(587)
Change in pension and post-retirement plans, (net of tax $84, $32, $88 and $243)	252	90	247	429
Other comprehensive income (loss), net of tax	$444	$(760)	$535	$(158)
Comprehensive income	$16,948	$19,986	$44,627	$46,557

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income	$44,092	$46,715
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	21,555	20,917
Amortization of deferred financing charges	287	312
Deferred income tax (benefit) provision	(359)	4,136
Deferred profit sharing	—	(566)
Share-based compensation	2,328	4,028
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,322	(7,674)
Decrease (increase) in inventories	17,096	(24,702)
Decrease in other current assets	2,584	8,159
Decrease in accounts payable	8,006	6,015
Decrease in other current liabilities	(25,042)	(8,410)
Changes in other long-term assets and liabilities	(3,488)	(3,105)
Net cash provided from operating activities	73,381	45,825
Cash flows used for investing activities:
Capital expenditures	(10,491)	(16,698)
Net cash used for investing activities	(10,491)	(16,698)
Cash flows used for financing activities:
Proceeds from exercise of stock options	14	484
Long-term debt borrowings	5,000	—
Long-term debt repayments	(24,000)	(7,000)
Excess tax benefits from exercise of stock options	2,310	2,487
Common stock repurchases	—	(17)
Dividends paid	(11,290)	(9,075)
Net cash used for financing activities	(27,966)	(13,121)
Net change in cash	34,924	16,006
Cash and cash equivalents at beginning of period	35,242	63,706
Cash and cash equivalents at end of period	$70,166	$79,712

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2010	21,464	$21	$227,752	$106,032	$(3,089)	$330,716
Net income			86,522			86,522
Other comprehensive loss, (net of tax $836)					(1,906)	(1,906)
Proceeds from stock award exercises and issuances	300	1		(2,600)		(2,599)
Issuance of annual retainer stock to external Board of Directors	7					—
Share-based compensation				6,250		6,250
Excess tax benefits from exercise of stock options				2,511		2,511
Common stock repurchases	(151)			(6,156)		(6,156)
Dividends declared			(22,130)			(22,130)
Balance, December 31, 2011	21,620	$22	$292,144	$106,037	$(4,995)	$393,208
Net income			44,092			44,092
Other comprehensive income, (net of tax $264)					535	535
Proceeds from stock award exercises and issuances	199			(2,769)		(2,769)
Share-based compensation				2,328		2,328
Excess tax benefits from exercise of stock options				2,310		2,310
Dividends declared			(11,953)			(11,953)
Balance, June 30, 2012	21,819	$22	$324,283	$107,906	$(4,460)	$427,751

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
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
Certain prior year balances have been restated to conform to current year presentation.
Out of Period Adjustments
During the second quarter of fiscal 2012, we identified certain adjustments in our financial statements related to 2011 through the first quarter of fiscal 2012. We corrected the items during the second quarter of fiscal 2012, which had the effect of increasing cost of goods sold by $3.9 million, and decreasing net income by $2.6 million. The impact of these items for the six months ended June 30, 2012 increased cost of goods sold by $2.4 million and decreased net income by $1.6 million. These prior period adjustments are not material to the financial results of the previously issued annual financial statements or current or previously issued interim financial statements. These adjustments are also not expected to be material to the full year 2012 financial statements.
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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	16,504	20,746	44,092	46,715
Less: earnings attributable to unvested shares	(11)	—	(29)	—
Net income available to common shareholders	$16,493	$20,746	$44,063	$46,715
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,805,239	21,732,093	21,803,101	21,733,653
Dilutive effect of stock equivalents	908,015	913,039	903,398	895,175
Diluted number of weighted average common shares outstanding	22,713,254	22,645,132	22,706,499	22,628,828
Earnings per common share:
Earnings per common share—Basic	$0.76	$0.95	$2.02	$2.15
Earnings per common share—Diluted	$0.73	$0.92	$1.94	$2.06

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	236,127	377,329	240,744	395,193

3. Dividends
The following is the dividend activity for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Dividends declared – per share	$0.27	$0.25	$0.54	$0.50
Dividends declared – aggregate	5,932	5,443	11,817	10,868
Dividends paid – per share	0.27	0.25	0.52	0.42
Dividends paid – aggregate	5,885	5,426	11,290	9,075

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
In connection with the vesting of the performance share awards issued in 2009, the Company issued 136,423 shares of common stock, net of minimum tax withholdings, to certain employees as required under the terms of the plan in the first quarter of 2012.
Stock Grants
In May 2012 the six external members of the Board of Directors were each granted 1,275 shares of the Company's common stock with an aggregated fair value of $0.4 million which immediately vested as part of their director fees.
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Stock options	$349	$506	$856	$937
Restricted stock	57	—	123	6
Performance shares	341	949	989	2,785
Stock grants	360	300	360	300
Total share-based compensation expense	$1,107	$1,755	$2,328	$4,028

5. Inventories
Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$36,506	$44,937
Finished products	107,955	116,488
Spare parts	8,171	8,303
	$152,632	$169,728

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of June 30, 2012 and December 31, 2011 were $11,153 and $9,911, respectively.

6. Other Current Assets
Other current assets consist of the following:

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	June 30, 2012	December 31, 2011
Rhodia indemnity receivable for CNA water tax claims (see note 12)	$—	$13,571
Creditable taxes (value added taxes)	21,138	20,473
Vendor inventory deposits (prepaid)	17,721	19,671
Prepaid income taxes	17,246	4,829
Other prepaids	1,237	2,585
Deferred income taxes	10,347	10,347
Other	5,043	3,840
	$72,732	$75,316

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2012	December 31, 2011
Developed technology and application patents, net of accumulated amortization of $15,023 for 2012 and $13,980 for 2011	7-20	22,967	24,010
Customer relationships, net of accumulated amortization of $6,762 for 2012 and $5,956 for 2011	5-15	12,527	13,333
Tradenames and license agreements, net of accumulated amortization of $4,507 for 2012 and $4,246 for 2011	5-20	5,713	5,974
Non-compete agreement, net of accumulated amortization of $632 for 2012 and $568 for 2011	5	9	73
Total Intangibles		$41,216	$43,390
Deferred financing costs, net of accumulated amortization of $1,124 for 2012 and $837 for 2011 (see note 9)		$1,704	$1,991
Deferred income taxes		6,039	5,450
Other Assets		2,650	2,469
Total other assets		$10,393	$9,910
		$51,609	$53,300

8. Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2012	December 31, 2011
CNA water tax claims (see Note 12)	$9,772	$31,523
Payroll related	8,639	11,708
Taxes	8,311	5,885
Benefits and pensions	4,749	7,717
Freight and rebates	5,202	4,418
Dividends payable	5,932	5,405
Other	4,489	4,953
	$47,094	$71,609

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	June 30, 2012	December 31, 2011
Term loan due 2015	$93,000	$95,000
Revolver borrowings under the credit facility	40,000	57,000
Total borrowings	$133,000	$152,000
Less current portion	4,000	4,000
Long-term debt	$129,000	$148,000

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. Prepayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on December 31, 2010.
As of June 30, 2012, $93.0 million was outstanding under the Term Loan and $40.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate, level 2 input within the

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

fair value hierarchy, with total availability at $83.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 3.9%.
In the third quarter of 2010 the Company entered into an interest rate swap with an original notional amount of $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is a liability of approximately $0.4 million as of June 30, 2012.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the six months ended June 30, 2012 and June 30, 2011 was $2,982 and $3,012.
As of June 30, 2012, the Company was in full compliance with all debt covenant requirements.

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest expense	$1,475	1,451	$2,979	2,997
Deferred financing cost	142	154	287	312
Interest income	(22)	(115)	(44)	(305)
Less: amount capitalized for capital projects	—	(208)	—	(419)
Total interest expense, net	$1,595	$1,282	$3,222	$2,585

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	June 30, 2012	December 31, 2011
Deferred income taxes	$24,665	$24,308
Pension and post retirement liabilities (U.S. and Canada only)	6,148	6,185
Environmental liabilities	1,100	1,100
Profit sharing and post employment liabilities	4,106	3,795
Other liabilities	1,542	2,170
	$37,561	$37,558

11. Income Taxes
The effective income tax rate on income before taxes was approximately 28% for the six months ended June 30, 2012 compared to approximately 34% for the comparable period in 2011. The variance in the effective tax rate is primarily due to the recording of an indemnity receivable related to the Mexican CNA Water Tax Claims (see note 12, Mexican CNA Water Tax Claims) being recorded as a discrete item for income tax provision purposes in the first quarter of 2012.
The Company does not have any material uncertain income tax positions in accordance with ASC 740-10-25. If any material uncertain tax positions did arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2006 through 2009. As of June 30, 2012, our subsidiary, Innophos Mexicana requested a refund of $2.4 million for the 2009 tax year which is being disputed by the Mexican tax authorities. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. In addition, our subsidiary, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. On April 27, 2012, Innophos Canada filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment. The Company believes that its

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. Other than the assessments mentioned above, as of June 30, 2012, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $28,324 and net income tax refunds were $16,175 for the six months ended June 30, 2012 and June 30, 2011, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of June 30, 2012.
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
In the course of discussions with the Government Parties, the DOJ/EPA has required that we undertake, as an interim measure, the construction of a new filter unit that would replace the existing closed system and allow the removal and separate handling of the Filter Material. We built that unit, which is ready for commissioning and operation once appropriate agreements are reached with the Government Parties and PCS.
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
Mexican CNA Water Tax Claims - 2005-2008
In January 2012, Fosfatados was served with CNA resolutions claiming higher water fees, surcharges and penalties for 2005 through 2008 for the total amount of approximately $9.8 million at current exchange rates, for which the Company has recorded an accrual. The Company has timely contested the resolutions in Mexican Courts and posted security for the amount claimed by granting liens, in accordance with Mexican law, on specified production assets located at its Coatzacoalcos plant.
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
In addition, we are party to legal proceedings and contractual disputes that arise in the ordinary course of our business. Except as to the matters specifically discussed, management believes that these matters currently represent contingent liabilities that are not material. However, these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$81	$81	$—	$72	$72
Interest cost	27	36	63	28	37	65
Expected return on assets	(27)	—	(27)	(18)	—	(18)
Amortization of
prior service cost	—	32	32	—	32	32
unrecognized (gain) loss	3	(7)	(4)	—	(15)	(15)
Net periodic cost	$3	$142	$145	$10	$126	$136

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$162	$162	$—	$147	$147
Interest cost	54	72	126	56	74	130
Expected return on assets	(54)	—	(54)	(36)	—	(36)
Amortization of
prior service cost	—	64	64	—	67	67
unrecognized (gain) loss	6	(14)	(8)	—	(31)	(31)
Net periodic cost	$6	$284	$290	$20	$257	$277

In April 2012, Innophos contributed approximately $0.2 million to its U.S. defined benefit pension plan to satisfy the full year 2012 minimum contribution requirements.
Innophos made its entire cash contribution of $3.0 million for the U.S. defined contribution plan during the first quarter of 2012 for the plan year 2011.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$84	$20	$104	$72	$17	$89
Interest cost	150	24	174	147	24	171
Expected return on assets	(235)	—	(235)	(247)	—	(247)
Amortization of
actuarial loss (gain)	65	12	77	43	10	53
prior service cost	26	—	26	27	—	27
net transition obligation	—	8	8	—	8	8
Exchange rate changes	(110)	34	(76)	20	5	25
Net periodic cost	$(20)	$98	$78	$62	$64	$126

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$168	$40	$208	$142	$34	$176
Interest cost	300	48	348	291	48	339
Expected return on assets	(470)	—	(470)	(488)	—	(488)
Amortization of
actuarial loss (gain)	130	24	154	84	20	104
prior service cost	52	—	52	54	—	54
net transition obligation	—	16	16	—	16	16
Exchange rate changes	20	7	27	186	(25)	161
Net periodic cost	$200	$135	$335	$269	$93	$362
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of $0.4 million during the six months ended June 30, 2012. Innophos Canada, Inc. plans to make additional cash contributions to its Canadian defined benefit plan of approximately $0.4 million during the remainder of 2012.

14. Segment Reporting
The company discloses certain financial and supplementary information about its reportable segments, revenue by products and revenues by geographic area. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, in order to decide how to allocate resources and assess performance. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. All references to sales in this Form 10-Q, either on a ship-from or ship-to basis, are on the same basis of revenue recognition and are recognized when title and risk of loss passes to the customer, which occurs either upon shipment or delivery, depending upon the agreed sales terms with customers.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended June 30, 2012	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$146,270	$47,800	$20,110	$—	$214,180
Intersegment sales	532	13,696	129	(14,357)	—
Total sales	$146,802	$61,496	$20,239	$(14,357)	$214,180
Operating income (b)	$20,267	$8,534	$(2,518)	$—	$26,283
Depreciation and amortization expense	$6,178	$3,790	$1,348	$—	$11,316

For the three months ended June 30, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$132,068	$38,531	$31,028	$—	$201,627
Intersegment sales	340	9,254	125	(9,719)	—
Total sales	$132,408	$47,785	$31,153	$(9,719)	$201,627
Operating income (c)	$26,460	$1,262	$4,895	$—	$32,617
Depreciation and amortization expense	$5,199	$3,981	$1,543	$—	$10,723

For the six months ended June 30, 2012	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$287,865	$98,728	$55,839	$—	$442,432
Intersegment sales	848	30,995	263	(32,106)	—
Total sales	$288,713	$129,723	$56,102	$(32,106)	$442,432
Operating income (a) (b)	$47,503	$14,796	$2,123	$—	$64,422
Depreciation and amortization expense	$11,548	$7,563	$2,444	$—	$21,555

For the six months ended June 30, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$262,412	$84,033	$52,780	$—	$399,225
Intersegment sales	772	20,681	180	(21,633)	—
Total sales	$263,184	$104,714	$52,960	$(21,633)	$399,225
Operating income (c)	$56,282	$5,215	$11,942	$—	$73,439
Depreciation and amortization expense	$10,033	$7,905	$2,979	$—	$20,917

(a)
The six months ended June 30, 2012 includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid to the CNA for the CNA Fresh Water Claims in GTSP & Other.

(b)	The three and six months ended June 30, 2012 include $3.9 million and $2.4 million, respectively, of out of period cost in Mexico in GTSP & Other.

(c)
The three and six months ended June 30, 2011 include a $0.1 million benefit and a $3.9 million benefit, respectively, to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Acquisitions
On October 31, 2011, the Company acquired all of the outstanding stock of the privately held parent of Kelatron in a transaction accounted for under the acquisition method of accounting for business combinations. Kelatron Corporation is a leading producer of bioactive mineral nutrients sold into the nutritional and dietary supplements markets, based in Ogden, Utah. The combination of Kelatron's micronutrient range of products with the macronutrients of calcium, magnesium, potassium and phosphorus currently manufactured by Innophos is expected to significantly strengthen Innophos' offering to its food, beverage and dietary supplement customers.
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
The purchase accounting for the acquisition has been closed and immaterial adjustments have been recognized in the six month period ended June 30, 2012.

16. Subsequent Events:
On July 17, 2012, Innophos, Inc. purchased for cash all of the equity of AMT Labs, Inc. and an affiliated real estate company holding all AMT real property, including unused land and buildings to support future expansion. AMT, a privately held company based in North Salt Lake, Utah, has been manufacturing high quality custom ingredients for the food, beverage, confectionary and nutraceutical industries for more than 20 years. AMT specializes in mineral ingredients essential to the human diet that are manufactured in various forms, including as chelates, to be easily digested (bioactive).
AMT's strengths are highly complementary to the Company's new bioactive mineral ingredients business platform, providing high quality manufacturing facilities better able to support the future growth expected in this product range.
The combined purchase price was $27 million, with $19.5 million being allocated to the AMT purchase and $7.5 million being allocated to the real estate entity. The transaction includes potential for additional consideration of up to $3 million contingent upon success in developing new market opportunities. The price was funded from our revolving line of credit as well as cash from operations.

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
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients, with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other mineral ingredients to supply a product range produced to the highest standards of quality and consistency demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of mineral fortification solutions for food, beverage and nutritional supplement manufacturers.

Recent Trends and Outlook

Specialty Phosphates achieved volume growth despite a moderate decline in market demand during the second quarter. Demand conditions weakened from a combination of limited further STPP reformulation in North America, customer destocking, particularly in international markets, and lower demand in a few market segments. This was offset by good progress on targeted growth initiatives, including excellent results from the recently acquired Kelatron business. Management expects to offset continued weaker market demand conditions in the second half through ongoing success with growth initiatives, and, overall, anticipates second half volume growth of approximately 1-3%, with acquisitions, including the recently announced AMT acquisition, contributing a further 4%.
Specialty Phosphates selling prices were 9% higher in the first half versus the same period last year and improved moderately in the second quarter on a sequential basis. We will continue to carefully monitor market and raw material cost trends and will consider additional price increases as market conditions allow. Our primary focus remains on continuing to meet our growth goals, both geographically and through product innovation.
Market prices for Innophos key raw materials of phosphate rock and sulfur were relatively unchanged through the second quarter, with the sequential increase seen in cost of goods sold arising as expected from contract terms catching up to current market prices. Prices for finished fertilizer products, including GTSP, increased sequentially during the second quarter before stabilizing again, and remain significantly below their 2011 levels.
Overall, therefore, management expects operating performance in both Specialty Phosphates and GTSP & Other in the 2012 third quarter to be similar to the second quarter. In addition, scheduled maintenance outages in Mexico and the US, together with an increased level of mining activity as we continue to evaluate the quality of our mining concessions in Mexico, are expected to result in a sequential increase in third and fourth quarter costs compared to the second quarter of approximately $2 million per quarter, affecting GTSP & Other and Specialty Phosphates equally.
The company generated strong operating cash flows including the benefits of delivering on working capital reduction targets with net debt (total debt less cash) decreasing by $33 million in the 2012 second quarter to $63 million.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Amount	%	Amount	%
Net sales	$214.2	100.0	$201.6	100.0
Cost of goods sold	171.8	80.2	152.5	75.6
Gross profit	42.4	19.8	49.1	24.4
Operating expenses:
Selling, general and administrative	15.3	7.1	15.8	7.8
Research & development	0.8	0.4	0.7	0.3
Income from operations	26.3	12.3	32.6	16.2
Interest expense, net	1.6	0.7	1.3	0.6
Foreign exchange losses (gains), net	(0.1)	—	(0.2)	(0.1)
Provision for income taxes	8.3	3.9	10.7	5.3
Net income	$16.5	7.7	$20.8	10.3

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Amount	%	Amount	%
Net sales	$442.4	100.0	$399.2	100.0
Cost of goods sold	344.2	77.8	292.7	73.3
Gross profit	98.2	22.2	106.5	26.7
Operating expenses:
Selling, general and administrative	32.3	7.3	31.6	7.9
Research & development	1.5	0.3	1.4	0.4
Income from operations	64.4	14.6	73.5	18.4
Interest expense, net	3.2	0.7	2.6	0.7
Foreign exchange losses (gains), net	(0.4)	(0.1)	0.6	0.2
Provision for income taxes	17.5	4.0	23.6	5.9
Net income	$44.1	10.0	$46.7	11.7

Three months ended June 30, 2012 compared to the three months ended June 30, 2011
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2012 were $214.2 million, an increase of $12.6 million, or 6.3%, as compared to $201.6 million for the same period in 2011. Selling price increases had a positive effect on revenue of 3.6% or $7.4 million which included a 7.0% increase in Specialty Phosphates showing positives across all product lines that was partially offset by lower pricing in GTSP & Other caused by declining fertilizer market price trends. Volumes increased 2.7% or $5.2 million with all of the Specialty Phosphate product lines showing increases but GTSP & Other showing a decline.
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

The following table illustrates for the three months ended June 30, 2012 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	7.0%	3.8%	10.8%
Specialty Phosphates Mexico	6.9%	17.2%	24.1%
Total Specialty Phosphates	7.0%	6.8%	13.8%
GTSP & Other	(14.7)%	(20.5)%	(35.2)%
Total	3.6%	2.7%	6.3%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 3.2% and 2.4%, respectively, from the Kelatron business acquired in the fourth quarter of 2011.
The following table illustrates for the three months ended June 30, 2012 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	7.4%	4.3%	11.7%
Food & Technical Grade PPA	5.4%	19.2%	24.6%
STPP & Detergent Grade PPA	6.6%	3.8%	10.4%
Note: Included within Specialty Ingredients volume/mix variance was a 3.5% benefit from the Kelatron business acquired in the fourth quarter of 2011.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2012 was $42.4 million, a decrease of $6.7 million, or 13.6%, as compared to $49.1 million for the same period in 2011. Gross profit percentage decreased to 19.8% for the three months ended June 30, 2012 versus 24.4% for the same period in 2011. Gross profit was unfavorably affected by higher raw material costs, partially offset by lower manufacturing costs and increased volumes, which had a combined unfavorable impact of $12.1 million. There was $3.9 million of out of period cost in Mexico during the current quarter, which was partially offset by revision to our estimates for the effect of contract terms on raw material pricing in 2012 of $1.2 million. Gross profit was favorably affected $7.4 million for higher selling prices and $0.7 million favorable exchange rate mostly from Mexican peso based costs.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended June 30, 2012 were $16.1 million, a decrease of $0.4 million, or 2.4%, as compared to $16.5 million for the same period in 2011. The decrease was primarily due to $0.7 million lower non-cash stock compensation and a $0.9 decrease in all other costs partially offset by $1.2 million higher depreciation due to the ERP system that was put into service on August 27, 2011.
Operating Income
Operating income for the three months ended June 30, 2012 was $26.3 million, a decrease of $6.3 million, or 19.3%, as compared to $32.6 million for the same period in 2011. Operating income as a percentage of net sales decreased to 12.3% versus 16.2% for the same period in 2011, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2012 was $1.6 million, an increase of $0.3 million, or 23.1% as compared to $1.3 million for the same period in 2011.
Foreign Exchange
Foreign exchange gain for the three months ended June 30, 2012 was $0.1 million as compared to a gain of $0.2 million for the same period in 2011. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities.

Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 33% for the three months ended June 30, 2012 compared to 34% for the same period in 2011.
Net Income
Net income for the three months ended June 30, 2012 was $16.5 million, a decrease of $4.3 million as compared to $20.8 million for the same period in 2011, due to the factors described above.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2012 were $442.4 million, an increase of $43.2 million, or 10.8%, as compared to $399.2 million for the same period in 2011. Selling price increases had a positive effect on revenue of 6.1%, or $24.5 million, with Specialty Phosphates up 9.0% on positive trends in all product lines, partially offset by lower pricing in GTSP & Other caused by declining fertilizer market price trends. Volumes increased 4.7% or $18.7 million with all major product lines contributing except STPP & Detergent Grade PPA which is down because of a strong first quarter 2011.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the six months ended June 30, 2012 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	7.7%	2.0%	9.7%
Specialty Phosphates Mexico	12.9%	4.6%	17.5%
Total Specialty Phosphates	9.0%	2.6%	11.6%
GTSP & Other	(12.5)%	18.3%	5.8%
Total	6.1%	4.7%	10.8%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 3.2% and 2.4%, respectively, from the Kelatron business acquired in the fourth quarter of 2011.

The following table illustrates for the six months ended June 30, 2012 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	8.1%	2.0%	10.1%
Food & Technical Grade PPA	10.5%	10.3%	20.8%
STPP & Detergent Grade PPA	11.7%	(5.2)%	6.5%
Note: Included within Specialty Ingredients volume/mix was a 3.5% benefit from the Kelatron business acquired in the fourth quarter of 2011.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2012 was $98.2 million, a decrease of $8.3 million, or 7.8%, as compared to $106.5 million for the same period in 2011. Gross profit percentage decreased to 22.2% for the six months ended June 30, 2012 versus 26.7% for the same period in 2011. Gross profit was unfavorably affected by higher raw material costs, partially offset by lower manufacturing costs and increased volumes, which had a combined unfavorable impact of $39.3 million. There was $2.4 million of out of period cost in Mexico during the six months ended June 30, 2012, which was partially offset by revision to our estimates for the effect of contract terms on raw material pricing in 2012 of $1.2 million. Gross profit was favorably affected $24.5 million for higher selling prices, $7.1 million primarily due to the recording of a settlement with Rhodia on their liability for the charges to be paid to the Mexican water authority (CNA), and a $1.3 million favorable exchange rate impact mostly from Mexican peso based costs. Included in 2011 was $3.2 million expense for a scheduled maintenance outage at our Coatzacoalcos, Mexico manufacturing facility and $3.9 million income for updates to the provision for the Mexican CNA Water Tax Claims.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the six months ended June 30, 2012 were $33.8 million, an increase of $0.8 million, or 2.4%, as compared to $33.0 million for the same period in 2011. The increase was due to $2.4 million higher depreciation due to the ERP system that was put into service on August 27, 2011 and $1.1 million increase due to the Kelatron business acquired in the fourth quarter of 2011 partially offset by $1.7 million lower non-cash stock compensation and a $1.0 million decrease in all other costs.
Operating Income
Operating income for the six months ended June 30, 2012 was $64.4 million, a decrease of $9.1 million, or 12.4%, as compared to $73.5 million for the same period in 2011. Operating income as a percentage of net sales decreased to 14.6% versus 18.4% for the same period in 2011, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2012 was $3.2 million, an increase of $0.6 million, or 23.1% as compared to $2.6 million for the same period in 2011.
Foreign Exchange
Foreign exchange gain for the six months ended June 30, 2012 was $0.4 million as compared to a loss of $0.6 million for the same period in 2011. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 28% for the six months ended June 30, 2012 compared to 34% for the same period in 2011. The variance in the effective tax rate is due to the Rhodia settlement related to the Mexican CNA Water Tax Claims being recorded as a discrete item for income tax provision purposes in the first quarter of 2012 which had a 5% effect on the effective tax rate.
Net Income
Net income for the six months ended June 30, 2012 was $44.1 million, a decrease of $2.6 million as compared to $46.7 million for the same period in 2011, due to the factors described above.

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

	Three Months Ended
	June 30, 2012	June 30, 2011	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$146,270	$132,068	10.8%
Specialty Phosphates Mexico	47,800	38,531	24.1%
Total Specialty Phosphates	194,070	170,599	13.8%
GTSP & Other	20,110	31,028	(35.2)%
Total	$214,180	$201,627	6.3%

Segment Operating Income
Specialty Phosphates US & Canada	$20,267	$26,460
Specialty Phosphates Mexico	8,534	1,262
Total Specialty Phosphates	28,801	27,722
GTSP & Other (a)	(2,518)	4,895
Total	$26,283	$32,617

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	13.9%	20.0%
Specialty Phosphates Mexico	17.9%	3.3%
Total Specialty Phosphates	14.8%	16.2%
GTSP & Other (a)	(12.5)%	15.8%
Total	12.3%	16.2%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$6,178	$5,199
Specialty Phosphates Mexico	3,790	3,981
Total Specialty Phosphates	$9,968	9,180
GTSP & Other	1,348	1,543
Total	$11,316	$10,723

(a)
The three months ended June 30, 2011 includes a $0.1 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims and the three months ended June 30, 2012 include a $3.9 million charge to earnings for out of period costs in Mexico.

	Six Months Ended
	June 30, 2012	June 30, 2011	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$287,865	$262,412	9.7%
Specialty Phosphates Mexico	98,728	84,033	17.5%
Total Specialty Phosphates	386,593	346,445	11.6%
GTSP & Other	55,839	52,780	5.8%
Total	$442,432	$399,225	10.8%

Segment Operating Income
Specialty Phosphates US & Canada	$47,503	$56,282
Specialty Phosphates Mexico	14,796	5,215
Total Specialty Phosphates	62,299	61,497
GTSP & Other (a) (b)	2,123	11,942
Total	$64,422	$73,439

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	16.5%	21.4%
Specialty Phosphates Mexico	15.0%	6.2%
Total Specialty Phosphates	16.1%	17.8%
GTSP & Other (a) (b)	3.8%	22.6%
Total	14.6%	18.4%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$11,548	$10,033
Specialty Phosphates Mexico	7,563	7,905
Total Specialty Phosphates	$19,111	17,938
GTSP & Other	2,444	2,979
Total	$21,555	$20,917

(a)
The six month period ended June 30, 2012 includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid to the CNA for the CNA Fresh Water Claims and a $2.4 million charge to earnings for out of period costs in Mexico.

(b)	The six months ended June 30, 2011 includes a $3.9 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims.

Three months ended June 30, 2012 compared to the three months ended June 30, 2011
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 10.8% for the three months ended June 30, 2012 when compared with the same period in 2011. Selling prices increased 7.0% primarily in Specialty Ingredients and Purified Phosphoric Acid. Volumes increased 3.8% which included a benefit of 3.2% for the Kelatron acquisition.
Specialty Phosphates Mexico net sales increased 24.1% for the three months ended June 30, 2012 when compared with the same period in 2011. Selling prices increased 6.9% with increases across all product lines. Volumes increased 17.2% compared to the second quarter 2011 that experienced production difficulties after completing a scheduled maintenance outage.
GTSP & Other net sales decreased 35.2% for the three months ended June 30, 2012 when compared with the same period in 2011, with 20.5% lower volumes. Selling prices decreased 14.7% caused by declining fertilizer market price trends.

Segment Operating Income Percentage of Net Sales:
The 610 basis point decrease in Specialty Phosphates US & Canada for the three months ended June 30, 2012 compared with the same period in 2011 is mainly due to increased raw material costs, manufacturing expenses and depreciation which exceeded a benefit from lower operating expenses, which combined for a 1,140 basis point decrease in margin percent. This was partially offset by increased selling prices which increased margins by 530 basis points.
The 1,460 basis point increase in Specialty Phosphates Mexico for the three months ended June 30, 2012 compared with the same period in 2011 is mainly due to increased selling prices which increased margin percent by 610 basis points. Lower manufacturing costs, operating expenses, and volume leverage exceeded higher raw material costs contributing an 850 basis point increase in margins.
The 2,830 basis point decrease in GTSP & Other for the three months ended June 30, 2012 compared with the same period in 2011 is primarily due to lower selling prices which decreased margin by 1,470 basis points. Higher raw material costs were partially offset by lower manufacturing expenses and depreciation which decreased margins by 490 basis points. Out of period costs in the current quarter, net of revision to our estimates for the effect of contract terms on raw material pricing in 2012, decreased margins an additional 870 basis points.
Six months ended June 30, 2012 compared to the six months ended June 30, 2011
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 9.7% for the six months ended June 30, 2012 when compared with the same period in 2011. Selling prices increased 7.7% with increases across all product lines. Volumes increased 2.0%, which included a benefit of 3.2% for the Kelatron acquisition.
Specialty Phosphates Mexico net sales increased 17.5% for the six months ended June 30, 2012 when compared with the same period in 2011. Selling prices increased 12.9% with increases across all product lines. Volumes increased 4.6% primarily in Specialty Ingredients and Purified Phosphoric Acid.
GTSP & Other net sales increased 5.8% for the six months ended June 30, 2012 when compared with the same period in 2011, with 18.3% higher volumes. This was partially offset by 12.5% lower selling prices caused by declining fertilizer market price trends.
Segment Operating Income Percentage of Net Sales:
The 490 basis point decrease in Specialty Phosphates US & Canada for the six months ended June 30, 2012 compared with the same period in 2011 is mainly due to increases in raw material costs, manufacturing expenses and depreciation, which exceeded a benefit of lower operating expenses and combined for a 1,060 basis point decrease in margins. Partially offsetting was increased selling prices which increased margins by 570 basis points.
The 880 basis point increase in Specialty Phosphates Mexico for the six months ended June 30, 2012 compared with the same period in 2011 is mainly due to increased selling prices which increased margins by 1,080 basis points. Higher raw material costs were partially offset by lower manufacturing expenses, operating expenses, and the benefit from the 2011 maintenance outage combining for a 200 basis point decrease in margins.
The 1,880 basis point decrease in GTSP & Other for the six months ended June 30, 2012 compared with the same period in 2011 is primarily due to lower selling prices which decreased margins by 1,100 basis points. Higher raw material costs and manufacturing expenses which exceeded a benefit from the 2011 maintenance outage contributed an 880 basis point decrease in margins. The net effect of the 2012 versus 2011 benefit of $3.2 million for the settlement with Rhodia on their liability for the charges to be paid to the CNA increased margins by 610 basis points. Out of period costs in the current period, net of revision to our estimates for the effect of contract terms on raw material pricing in 2012, decreased margins by 510 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Three months ended
	June 30, 2012	June 30, 2011
Operating Activities	$73.4	$45.8
Investing Activities	(10.5)	(16.7)
Financing Activities	(28.0)	(13.1)

Six months ended June 30, 2012 compared to six months ended June 30, 2011
Net cash provided by operating activities was $73.4 million for the six months ended June 30, 2012 as compared to $45.8 million for 2011, an increase of $27.6 million. The increase in operating activities cash resulted primarily from favorable changes of $35.6 million in working capital partially offset by unfavorable changes of $5.0 million in non-cash adjustments to income, $0.4 million in other long term assets and liabilities and $2.6 million in net income as described earlier.
The change in working capital is a source of cash of $9.0 million in 2012 compared to a use in 2011 of $26.6 million, an increase in cash of $35.6 million. The increase in cash is primarily due to decreases in inventory in our Mexico business related to timing of receipts and shipments of phosphate rock and GTSP.
Net cash used for investing activities was $10.5 million for the six months ended June 30, 2012, compared to $16.7 million for 2011, mainly due to 2011 spending on the company's ERP project and an expansion project at Nashville, TN.
Management projects total 2012 capital expenditures to be approximately $25-30 million.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over a period, currently estimated at three to five years, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. Combined 2010 and 2011 expenditures on the exploration of the Baja California Sur concession deposits were approximately $2.4 million, and management currently expects to spend an additional $1-2 million in 2012 and $2-3 million in 2013 above the previous trend rate to accelerate evaluations of its Santo Domingo concession. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the six months ended June 30, 2012, was a use of $28.0 million, compared to a use of $13.1 million in 2011, an increase in the use of cash of $14.9 million. This was mainly due to $12.0 million decrease in cash from higher revolver loan repayments, $2.2 million higher dividend payments, $0.5 million lower stock option exercises and $0.2 million decrease in cash for excess tax benefits from exercise of stock options.
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
On June 30, 2012, the Company had cash and cash equivalents outside the United States of $56.7 million, or 81% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States taxes to repatriate these funds.
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
On July 17, 2012, Innophos, Inc. purchased for cash 100% of the equity of AMT Labs, Inc. and an affiliated real estate company holding all AMT real property, including unused land and buildings to support future expansion. The combined purchase price was $27 million, with $19.5 million being allocated to the AMT purchase and $7.5 million being allocated to the real estate entity. The transaction includes potential for additional consideration of up to $3 million contingent upon success in developing new market opportunities. The price was funded from our revolving line of credit as well as cash from operations.

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
At June 30, 2012, we had $93.0 million principal amount of variable-rate debt and a $125.0 million revolving credit facility, of which $40.0 million was outstanding, both of which approximate fair value, determined using level 2 inputs within the fair value hierarchy. Total remaining availability was $83.7 million, taking into account $1.3 million in face amount of letters of credit issued under the sub-facility. In the third quarter of 2010 we entered into an interest rate swap with an original notional amount of $100 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 1.994% plus the applicable margin on the debt, expiring in August 2015. The Company has the right to cancel the swap with no fee on September 28, 2012 and anytime thereafter. The fair value of this interest rate swap is a liability of approximately $0.4 million as of June 30, 2012.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $40.0 million outstanding borrowings as floating rate debt under our revolving credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.4 million per year.
From time to time, we may enter into longer term natural gas supply contracts in an effort to eliminate some of the volatility in our energy costs. Our natural gas spending for 2012 is estimated to be less than 2% of cost of goods sold. We did enter into a financial hedge for approximately 75% of our 2012 U.S. & Canada natural gas requirements, to reduce price volatility using fixed price contracts. At June 30, 2012, the Company had a liability with a fair value of approximately $0.4 million for these natural gas contracts.
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
As of June 30, 2012, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 9, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated August 9, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated August 9, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated August 9, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	August 9, 2012

INNOPHOS HOLDINGS, INC.

/s/ Neil I. Salmon
By:	Neil I. Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 9, 2012

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 9, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated August 9, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated August 9, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated August 9, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002