Form 10-Q
period 2012-09-30
Innophos Holdings, Inc.
filed 2012-11-08
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2012, the registrant had 21,719,965 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$36,571	$35,242
Accounts receivable, net	93,984	104,421
Inventories	154,240	169,728
Other current assets	78,493	75,316
Total current assets	363,288	384,707
Property, plant and equipment, net	185,876	187,421
Goodwill	68,047	61,587
Intangibles and other assets, net	60,069	53,300
Total assets	$677,280	$687,015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Accounts payable, trade and other	35,861	32,640
Other current liabilities	48,508	71,609
Total current liabilities	88,369	108,249
Long-term debt	113,000	148,000
Other long-term liabilities	36,866	37,558
Total liabilities	$238,235	$293,807
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000 shares; issued 22,020,597 and 21,770,641 shares; outstanding 21,719,965 and 21,620,119 shares	22	22
Paid-in capital	115,792	112,193
Common stock held in treasury, at cost (300,632 and 150,522 shares)	(13,411)	(6,156)
Retained earnings	340,961	292,144
Accumulated other comprehensive loss	(4,319)	(4,995)
Total stockholders' equity	439,045	393,208
Total liabilities and stockholders' equity	$677,280	$687,015

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$211,188	$202,102	$653,620	$601,327
Cost of goods sold	168,409	152,872	512,605	445,604
Gross profit	42,779	49,230	141,015	155,723
Operating expenses:
Selling, general and administrative	17,417	15,343	49,687	46,954
Research & development expenses	776	762	2,320	2,205
Total operating expenses	18,193	16,105	52,007	49,159
Operating income	24,586	33,125	89,008	106,564
Interest expense, net	1,314	1,502	4,536	4,087
Foreign exchange (gains) losses	(1,800)	1,459	(2,199)	2,017
Income before income taxes	25,072	30,164	86,671	100,460
Provision for income taxes	8,366	11,307	25,873	34,888
Net income	$16,706	18,857	$60,798	65,572
Net income attributable to common shareholders	$16,695	$18,857	$60,758	$65,572
Per share data (note 2):
Income per share:
Basic	$0.77	$0.87	$2.79	$3.02
Diluted	$0.74	$0.84	$2.70	$2.90
Weighted average shares outstanding:
Basic	21,807,013	21,691,892	21,804,415	21,719,580
Diluted	22,500,262	22,557,661	22,519,360	22,604,845

Other comprehensive income (loss), net of tax:
Change in interest rate swaps, (net of tax $136, ($230), $312 and ($589))	$221	$(375)	$509	$(962)
Change in pension and post-retirement plans, (net of tax ($18), $76, $70 and $319)	(80)	223	167	652
Other comprehensive income (loss), net of tax	$141	$(152)	$676	$(310)
Comprehensive income	$16,847	$18,705	$61,474	$65,262

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net income	$60,798	$65,572
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	32,118	32,443
Amortization of deferred financing charges	428	461
Deferred income tax (benefit) provision	(1,545)	6,378
Deferred profit sharing	—	395
Share-based compensation	3,319	5,122
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,278	(10,870)
Decrease (increase) in inventories	17,508	(34,747)
(Increase) decrease in other current assets	(3,138)	9,503
Increase (decrease) in accounts payable	2,844	(443)
(Decrease) increase in other current liabilities	(18,933)	4,731
Changes in other long-term assets and liabilities	(3,884)	(3,111)
Net cash provided from operating activities	100,793	75,434
Cash flows used for investing activities:
Capital expenditures	(15,997)	(27,247)
Investment in AMT	(27,093)	—
Net cash used for investing activities	(43,090)	(27,247)
Cash flows used for financing activities:
Proceeds from exercise of stock options	381	484
Long-term debt borrowings	15,000	—
Long-term debt repayments	(50,000)	(8,000)
Excess tax benefits from exercise of stock options	2,681	2,487
Common stock repurchases	(7,255)	(6,156)
Dividends paid	(17,181)	(14,517)
Net cash used for financing activities	(56,374)	(25,702)
Net change in cash	1,329	22,485
Cash and cash equivalents at beginning of period	35,242	63,706
Cash and cash equivalents at end of period	$36,571	$86,191

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2010	21,464	$21	$227,752	$106,032	$(3,089)	$330,716
Net income			86,522			86,522
Other comprehensive loss, (net of tax $836)					(1,906)	(1,906)
Proceeds from stock award exercises and issuances	300	1		(2,600)		(2,599)
Issuance of annual retainer stock to external Board of Directors	7					—
Share-based compensation				6,250		6,250
Excess tax benefits from exercise of stock options				2,511		2,511
Common stock repurchases	(151)			(6,156)		(6,156)
Dividends declared			(22,130)			(22,130)
Balance, December 31, 2011	21,620	$22	$292,144	$106,037	$(4,995)	$393,208
Net income			60,798			60,798
Other comprehensive income, (net of tax $382)					676	676
Proceeds from stock award exercises and issuances	250			(2,401)		(2,401)
Share-based compensation				3,319		3,319
Excess tax benefits from exercise of stock options				2,681		2,681
Common stock repurchases	(150)			(7,255)		(7,255)
Dividends declared			(11,981)			(11,981)
Balance, September 30, 2012	21,720	$22	$340,961	$102,381	$(4,319)	$439,045

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
Out of Period Adjustments
During the second quarter of fiscal 2012, we identified certain adjustments in our financial statements related to 2011 through the first quarter of fiscal 2012. We corrected the items during the second quarter of fiscal 2012, which had the effect of increasing cost of goods sold by $3.9 million, and decreasing net income by $2.6 million. The impact of these items for the nine months ended September 30, 2012 increased cost of goods sold by $2.4 million and decreased net income by $1.6 million. These prior period adjustments are not material to the financial results of the previously issued annual financial statements or current or previously issued interim financial statements. These adjustments are also not expected to be material to the full year 2012 financial statements.
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
Issued but not yet adopted
In July 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, thus, whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

September 15, 2012, with early adoption permitted. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$16,706	$18,857	$60,798	$65,572
Less: earnings attributable to unvested shares	(11)	—	(40)	—
Net income available to common shareholders	$16,695	$18,857	$60,758	$65,572
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,807,013	21,691,892	21,804,415	21,719,580
Dilutive effect of stock equivalents	693,249	865,769	714,945	885,265
Diluted number of weighted average common shares outstanding	22,500,262	22,557,661	22,519,360	22,604,845
Earnings per common share:
Earnings per common share—Basic	$0.77	$0.87	$2.79	$3.02
Earnings per common share—Diluted	$0.74	$0.84	$2.70	$2.90

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	387,878	422,734	366,182	403,238

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Dividends
The following is the dividend activity for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Dividends declared – per share	$—	$0.25	$0.54	$0.75
Dividends declared – aggregate	—	5,442	11,776	16,309
Dividends paid – per share	0.27	0.25	0.79	0.67
Dividends paid – aggregate	5,891	5,442	17,181	14,517

We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock.
On October 26, 2012, the Company's Board of Directors declared an increase to its dividend to $0.35 per share to be paid on November 30, 2012 to shareholders of record on November 16, 2012.

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
Stock Options
On March 30, 2012 the Company granted 39,683 non-qualified stock options at an exercise price of $50.12 per share to certain employees with a fair value of $0.8 million. The non-qualified stock options vest annually over three years with a March 30, 2022 expiration date.
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
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stock options	$291	$288	$1,147	$1,225
Restricted stock	57	—	180	6
Performance shares	643	806	1,632	3,591
Stock grants	—	—	360	300
Total share-based compensation expense	$991	$1,094	$3,319	$5,122
 During 2011 the Board of Directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management's discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. During the third quarter of 2012, the

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Company repurchased 150,000 shares of its common stock on the open market at an average price of $48.37 per share or $7.3 million.

5. Inventories
Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$39,454	$44,937
Finished products	105,878	116,488
Spare parts	8,908	8,303
	$154,240	$169,728

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of September 30, 2012 and December 31, 2011 were $11,849 and $9,911, respectively.

6. Other Current Assets
Other current assets consist of the following:

	September 30, 2012	December 31, 2011
Rhodia indemnity receivable for CNA water tax claims (see note 12)	$—	$13,571
Creditable taxes (value added taxes)	31,957	20,473
Vendor inventory deposits (prepaid)	12,036	19,671
Prepaid income taxes	17,324	4,829
Other prepaids	2,397	2,585
Deferred income taxes	10,348	10,347
Other	4,431	3,840
	$78,493	$75,316

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2012	December 31, 2011
Developed technology and application patents, net of accumulated amortization of $15,585 for 2012 and $13,980 for 2011	7-20	$24,305	$24,010
Customer relationships, net of accumulated amortization of $7,203 for 2012 and $5,956 for 2011	5-15	18,907	13,333
Tradenames and license agreements, net of accumulated amortization of $4,676 for 2012 and $4,246 for 2011	5-20	6,474	5,974
Non-compete agreements, net of accumulated amortization of $636 for 2012 and $568 for 2011	5-10	184	73
Total intangibles		$49,870	$43,390
Deferred financing costs, net of accumulated amortization of $1,265 for 2012 and $837 for 2011 (see note 9)		$1,563	$1,991
Deferred income taxes		5,768	5,450
Other Assets		2,868	2,469
Total other assets		$10,199	$9,910
		$60,069	$53,300

8. Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2012	December 31, 2011
CNA water tax claims (see Note 12)	$10,592	$31,523
Payroll related	10,820	11,708
Taxes	9,292	5,885
Benefits and pensions	5,884	7,717
Freight and rebates	4,962	4,418
Dividends payable	—	5,405
Other	6,958	4,953
	$48,508	$71,609

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	September 30, 2012	December 31, 2011
Term loan due 2015	$92,000	$95,000
Revolver borrowings under the credit facility	25,000	57,000
Total borrowings	$117,000	$152,000
Less current portion	4,000	4,000
Long-term debt	$113,000	$148,000

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $125.0 million, including a $20.0 million letter of credit sub-facility, all maturing on August 26, 2015. Prepayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on December 31, 2010.
As of September 30, 2012, $92.0 million was outstanding under the Term Loan and $25.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate, level 2 input within

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

the fair value hierarchy, with total availability at $98.1 million, taking into account $1.9 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 4.1%.
In the third quarter of 2010 the Company entered into an interest rate swap with an original notional amount of $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 1.994% plus the applicable margin on the debt expiring in August 2015. The Company exercised its right to cancel the interest rate swap with no fee on September 28, 2012.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the nine months ended September 30, 2012 and September 30, 2011 was $4,355 and $4,504.
As of September 30, 2012, the Company was in full compliance with all debt covenant requirements.

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest expense	$1,371	1,478	$4,350	4,475
Deferred financing cost	141	149	428	461
Interest income	(11)	(98)	(55)	(403)
Less: amount capitalized for capital projects	(187)	(27)	(187)	(446)
Total interest expense, net	$1,314	$1,502	$4,536	$4,087

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	September 30, 2012	December 31, 2011
Deferred income taxes	$23,761	$24,308
Pension and post retirement liabilities (U.S. and Canada only)	6,290	6,185
Environmental liabilities	1,100	1,100
Profit sharing and post employment liabilities	4,478	3,795
Other liabilities	1,237	2,170
	$36,866	$37,558

11. Income Taxes
The effective income tax rate on income before taxes was approximately 30% for the nine months ended September 30, 2012 compared to approximately 35% for the comparable period in 2011. The variance in the effective tax rate is primarily due to the recording of an indemnity receivable related to the Mexican CNA Water Tax Claims (see note 12, Mexican CNA Water Tax Claims) being recorded as a discrete item for income tax provision purposes in the first quarter of 2012.
The Company does not have any material uncertain income tax positions in accordance with ASC 740-10-25. If any material uncertain tax positions did arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2006 through 2009. As of September 30, 2012, our subsidiary, Innophos Mexicana requested a refund of $2.4 million for the 2009 tax year which is being disputed by the Mexican tax authorities. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. In addition, our subsidiary, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. On April 27, 2012, Innophos Canada filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. Other than

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

the assessments mentioned above, as of September 30, 2012, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $36,931 and $17,543 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of September 30, 2012.
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
Mexican CNA Water Tax Claims - 2005-2008
In January 2012, Fosfatados was served with CNA resolutions claiming higher water fees, surcharges and penalties for 2005 through 2008 for the total amount of approximately $10.6 million at current exchange rates (net of regulatory discounts), for which the Company has recorded an accrual. The Company has timely contested the resolutions in Mexican Courts and posted security for the amount claimed by granting liens, in accordance with Mexican law, on specified production assets located at its Coatzacoalcos plant.
Other Legal Matters
In March 2008, Sudamfos S.A., or Sudamfos, an Argentine phosphate producer, filed an arbitration before the ICC International Court of Arbitration, Paris, France, concerning an alleged agreement for our Mexicana subsidiary, Mexicana, to sell it 12,500 metric tons of phosphoric acid, but subsequently withdrew the proceeding. In October 2008, Mexicana filed suit in Mexico against Sudamfos to collect approximately $1.2 million representing the contract price for prior deliveries of acid for which Sudamfos had refused to pay. In October 2009, Sudamfos answered the suit and counterclaimed for $3.0 million based upon the agreement originally alleged in the arbitration. In subsequent proceedings including available appeals, Mexicana's claim was sustained and Sudamfos' counterclaim was denied. Mexicana has now begun formal collection proceedings against Sudamfos.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$81	$81	$—	$72	$72
Interest cost	28	34	62	27	37	64
Expected return on assets	(28)	—	(28)	(18)	—	(18)
Amortization of
prior service cost	—	33	33	—	32	32
unrecognized (gain) loss	4	(7)	(3)	—	(15)	(15)
Net periodic cost	$4	$141	$145	$9	$126	$135

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$243	$243	$—	$219	$219
Interest cost	82	106	188	83	111	194
Expected return on assets	(82)	—	(82)	(54)	—	(54)
Amortization of
prior service cost	—	97	97	—	99	99
unrecognized (gain) loss	10	(21)	(11)	—	(46)	(46)
Net periodic cost	$10	$425	$435	$29	$383	$412

In April 2012, Innophos contributed approximately $0.2 million to its U.S. defined benefit pension plan to satisfy the full year 2012 minimum contribution requirements.
Innophos made its entire cash contribution of $3.0 million for the U.S. defined contribution plan during the first quarter of 2012 for the plan year 2011.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$85	$21	$106	$69	$17	$86
Interest cost	151	26	177	142	23	165
Expected return on assets	(236)	—	(236)	(238)	—	(238)
Amortization of
actuarial loss (gain)	65	11	76	—	7	7
prior service cost	26	—	26	26	—	26
net transition obligation	—	7	7	40	10	50
Exchange rate changes	122	22	144	(46)	(10)	(56)
Net periodic cost	$213	$87	$300	$(7)	$47	$40

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$253	$61	$314	$211	$51	$262
Interest cost	451	74	525	433	71	504
Expected return on assets	(706)	—	(706)	(726)	—	(726)
Amortization of
actuarial loss (gain)	195	35	230	—	23	23
prior service cost	78	—	78	80	—	80
net transition obligation	—	23	23	124	30	154
Exchange rate changes	142	29	171	140	(35)	105
Net periodic cost	$413	$222	$635	$262	$140	$402
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of $0.6 million during the nine months ended September 30, 2012. Innophos Canada, Inc. plans to make additional cash contributions to its Canadian defined benefit plan of approximately $0.2 million during the remainder of 2012.

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
The Company's reportable segments reflect the core businesses in which Innophos operates and how it is managed. The Company reports its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products (GTSP & Other). Kelatron and AMT are included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA, and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended September 30, 2012	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$144,664	$41,222	$25,302	$—	$211,188
Intersegment sales	370	14,087	57	(14,514)	—
Total sales	$145,034	$55,309	$25,359	$(14,514)	$211,188
Operating income (b)	$22,759	$2,369	$(542)	$—	$24,586
Depreciation and amortization expense	$5,732	$3,670	$1,160	$—	$10,562

For the three months ended September 30, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$130,850	$48,601	$22,651	$—	$202,102
Intersegment sales	284	14,841	132	(15,257)	—
Total sales	$131,134	$63,442	$22,783	$(15,257)	$202,102
Operating income (c)	$21,331	$7,143	$4,651	$—	$33,125
Depreciation and amortization expense	$4,864	$4,909	$1,753	$—	$11,526

For the nine months ended September 30, 2012	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$432,528	$139,951	$81,141	$—	$653,620
Intersegment sales	1,218	45,082	320	(46,620)	—
Total sales	$433,746	$185,033	$81,461	$(46,620)	$653,620
Operating income (a) (b)	$70,262	$17,156	$1,590	$—	$89,008
Depreciation and amortization expense	$17,280	$11,233	$3,605	$—	$32,118

For the nine months ended September 30, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$393,262	$132,634	$75,431	$—	$601,327
Intersegment sales	1,056	35,522	312	(36,890)	—
Total sales	$394,318	$168,156	$75,743	$(36,890)	$601,327
Operating income (c)	$77,613	$12,358	$16,593	$—	$106,564
Depreciation and amortization expense	$14,897	$12,814	$4,732	$—	$32,443

(a)
The nine months ended September 30, 2012 includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid to the CNA for the CNA Fresh Water Claims in GTSP & Other.

(b)	The nine months ended September 30, 2012 includes $2.4 million of out of period cost in Mexico in GTSP & Other.

(c)
The three and nine months ended September 30, 2011 include a $0.3 million benefit and a $3.6 million benefit, respectively, to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Acquisitions
The Company has made two recent acquisitions in the bioactive mineral ingredients sector. Bioactive mineral ingredients are mineral based ingredients for food, beverage and dietary supplement end markets that are manufactured to be readily digestible. Historically, Innophos has enjoyed a strong position in “macronutrients,” minerals such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. The human diet also requires smaller quantities of a wide range of other minerals such as chromium, selenium, zinc and iron classified as “micronutrients.” The acquisitions described below have created a strong position for Innophos in micronutrient bioactive mineral ingredients to complement the Company's existing strength in macronutrients.
In October 2011, Innophos acquired privately held Kelatron Corporation in a transaction accounted for under the acquisition method of accounting for business combinations. Kelatron, based in Ogden, Utah, is a leading producer of bioactive mineral nutrients sold into the nutritional and dietary supplements markets. The acquisition had a purchase price of approximately $21 million in cash, subject to working capital adjustments, and was funded from our revolving line of credit. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The reported consolidated financial condition and results of operations after completion of the acquisition reflect those fair values, and Kelatron's results of operations have been included in the consolidated financial statements from the date of acquisition. The purchase accounting for the acquisition has been closed and immaterial adjustments were recognized in the second quarter of 2012.
In July 2012, Innophos purchased AMT Labs, Inc. and an affiliated company holding real property to support future expansion. AMT, a privately held company based in North Salt Lake, Utah, has been manufacturing high quality custom mineral ingredients for the food, beverage, confectionary and dietary supplement industries for more than 20 years. The combined purchase price was $27.0 million in cash, with $19.5 million being allocated to the AMT purchase and $7.5 million being allocated to the real estate entity, plus a contingent payment arrangement.The arrangement provides for payments of up to $3.0 million if certain new market development opportunities, measured by adjusted revenue, are realized following the acquisition. The fair value of the contingent consideration arrangement has been preliminarily set at $1.0 million based on probability of achievement and recorded at net present value, making for a total purchase price of $28.0 million. The cash was funded from our revolving line of credit, as well as cash from operations.
During the three months ended September 30, 2012, the Company's consolidated results of operations included revenues of $2.2 million with an immaterial effect on net income attributable to AMT.
The preliminary AMT purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below (in thousands):

Cash	$325
Accounts receivable	841
Inventory, including step up of $352	2,020
Other current assets	39
Property, plant and equipment	9,483
Goodwill	6,494
Intangible assets	9,830
Accounts payable	(377)
Other current liabilities	(1,237)
Total	$27,418

The intangible assets acquired in the AMT purchase include the following (in thousands):

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Useful life (years)
Customer relationships	10-15	$6,820
Developed technology	7	1,900
Tradename	5	930
Non-compete agreement	10	180
		$9,830
The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition and will be included in the Specialty Phosphates US segment. The Company expects the goodwill created to be deductible for tax purposes. This transaction was treated as an asset purchase for U.S. federal tax purposes.
The customer relationships were valued based on the excess earnings method under the income approach which provides an estimate of the fair value based on a market participant. The after tax cash flows were discounted to present value using a 15.5% and 16.5% discount rate for direct customers and distributors, respectively.
Pro forma financial information (unaudited):
The following unaudited pro forma information presents the combined results of operations for the three and nine months ended September 30, 2012 and September 30, 2011 as if the acquisitions of Kelatron and AMT had been completed on January 1, 2011. The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations.

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$211,382	$208,117	$660,380	$622,214
Net income	$16,902	$18,199	$60,500	$66,070
Income per common share - Basic	$0.78	$0.84	$2.77	$3.04
Income per common share - Diluted	$0.75	$0.81	$2.69	$2.92

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients, with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other mineral ingredients to supply a product range produced to stringent regulatory manufacturing standards and the quality demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of mineral fortification solutions for food, beverage and nutritional supplement manufacturers.

Recent Trends and Outlook

Market conditions for Specialty Phosphates are expected to continue at a similar level through the 2012 fourth quarter with demand expected to be similar or marginally below year ago levels. Management expects the US/Canada Specialty Phosphates business to continue achieving moderate organic year over year volume growth despite challenging external conditions, although on a sequential basis, volumes in the fourth quarter are typically 1-2% lower than the third quarter. Mexico Specialty Phosphates is expected to complete its subsequent planned maintenance outage activities during the fourth quarter according to schedule. Although the business is expected to restore fourth quarter volumes to the prior run rate, the ongoing maintenance program will limit the ability of the business to fully compensate for the shortfall in the third quarter.
Specialty Phosphates selling prices were 5% higher in the 2012 third quarter versus the same period last year, and the business is targeting further selling price increases in response to ongoing high levels for market raw material prices with a modest sequential benefit anticipated for the fourth quarter.
Maintenance spending, primarily for scheduled outages in the US and Mexico, along with exploration activities to support the evaluation of our mining concessions in Mexico, were in line with the $2 million expected, but more weighted towards maintenance. A similar level of expense is expected for the fourth quarter in these areas. Overall, therefore, management expects Specialty Phosphates operating performance in the 2012 fourth quarter to be broadly similar to the third quarter as improved Mexico Specialty Phosphate performance offsets the typical US/Canada seasonal volume decline. GTSP & Other operating performance is also expected to continue at approximately a break-even level through the fourth quarter.
Net debt (total debt less cash) increased by $17 million in the 2012 third quarter to $80 million resulting primarily from the $27 million acquisition of AMT and $7 million for the Company's previously announced stock repurchase program.
In July 2012, Innophos purchased AMT Labs, Inc. and an affiliated company holding real property to support future expansion. AMT, a privately held company based in North Salt Lake, Utah, has been manufacturing high quality custom mineral ingredients for the food, beverage, confectionary and dietary supplement industries for more than 20 years. AMT specializes in mineral ingredients essential to the human diet that are manufactured in chelates and other forms so as to be easily digested (bioactive).
Capital Expenditures
Capital expenditures were $6 million in the 2012 third quarter and management now expects to spend approximately $25 million for all of 2012. As previously reported, the reduced expectation for capital expenditures is attributable to delays in some projects stemming from changes in engineering specifications. Investment continues to be focused on capacity enhancements for US / Canada and Mexico Specialty Ingredients facilities, expanding geographically, including the investment in China, and enhancing Mexico's capability to process multiple grades of phosphate rock, consistent with the Company's supply chain diversification strategy.
Hurricane Sandy
No manufacturing or distribution centers were affected directly by Hurricane Sandy. Although the company's R&D and corporate headquarters in Cranbury, NJ were without power for the work week since the storm passed on October 29, 2012 the facility was back to full service on November 5th. The Company does not expect the storm's effect on fourth quarter earnings to be material, but, at this time, it is unable to fully assess the impact of Hurricane Sandy on customer demand.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Amount	%	Amount	%
Net sales	$211.2	100.0	$202.1	100.0
Cost of goods sold	168.4	79.7	152.9	75.7
Gross profit	42.8	20.3	49.2	24.3
Operating expenses:
Selling, general and administrative	17.5	8.3	15.3	7.6
Research & development	0.7	0.3	0.8	0.4
Income from operations	24.6	11.6	33.1	16.4
Interest expense, net	1.3	0.6	1.5	0.7
Foreign exchange losses (gains), net	(1.8)	(0.9)	1.4	0.7
Provision for income taxes	8.4	4.0	11.3	5.6
Net income	$16.7	7.9	$18.9	9.4

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Amount	%	Amount	%
Net sales	$653.6	100.0	$601.3	100.0
Cost of goods sold	512.6	78.4	445.6	74.1
Gross profit	141.0	21.6	155.7	25.9
Operating expenses:
Selling, general and administrative	49.7	7.6	46.9	7.8
Research & development	2.3	0.4	2.2	0.4
Income from operations	89.0	13.6	106.6	17.7
Interest expense, net	4.5	0.7	4.1	0.7
Foreign exchange losses (gains), net	(2.2)	(0.3)	2.0	0.3
Provision for income taxes	25.9	4.0	34.9	5.8
Net income	$60.8	9.3	$65.6	10.9

Three months ended September 30, 2012 compared to the three months ended September 30, 2011
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2012 were $211.2 million, an increase of $9.1 million, or 4.5%, as compared to $202.1 million for the same period in 2011. Selling price increases had a positive effect on revenue of 2.3% or $4.6 million which included a 4.6% increase in Specialty Phosphates that was partially offset by lower pricing in GTSP & Other caused by fertilizer market prices that remained well below 2011 levels. Volumes increased 2.2% or $4.5 million on US/Canada Specialty Phosphates growth and higher GTSP & Other which in total were mostly offset by lower Mexico Specialty Phosphate volumes that were affected by a number of factors specific to the quarter, including weather related disruption and operating inefficiencies early in the quarter followed by scheduled maintenance outages which began later in the quarter.
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
The following table illustrates for the three months ended September 30, 2012 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	3.9%	6.7%	10.6%
Specialty Phosphates Mexico	6.5%	(21.7)%	(15.2)%
Total Specialty Phosphates	4.6%	(1.0)%	3.6%
GTSP & Other	(16.4)%	28.1%	11.7%
Total	2.3%	2.2%	4.5%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 4.4% and 3.3%, respectively, from the Kelatron business acquired in the fourth quarter of 2011 and the AMT business acquired in the third quarter of 2012.
The following table illustrates for the three months ended September 30, 2012 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	4.6%	0.2%	4.8%
Food & Technical Grade PPA	11.5%	0.5%	12.0%
STPP & Detergent Grade PPA	(4.4)%	(9.5)%	(13.9)%
Note: Included within Specialty Ingredients volume/mix variance was a 4.7% benefit from the Kelatron business acquired in the fourth quarter of 2011 and the AMT business acquired in the third quarter of 2012.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2012 was $42.8 million, a decrease of $6.4 million, or 13.0%, as compared to $49.2 million for the same period in 2011. Gross profit percentage decreased to 20.3% for the three months ended September 30, 2012 versus 24.3% for the same period in 2011. Gross profit was unfavorably affected by higher raw material costs, increased manufacturing cost which was partially offset by increased sales volume which had a combined unfavorable impact of $11.1 million. There was $1.1 million of increased expense for planned maintenance outages at our Geismar and Coatzacoalcos manufacturing facilities and $0.6 million for acquisition related fair value adjustments. Gross profit was favorably affected $4.6 million for higher selling prices, $0.7 million for lower depreciation, and $0.8 million of favorable exchange rate mostly from Mexican peso based costs. Included in 2011 was a charge of $0.3 million for the Mexican CNA matter.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended September 30, 2012 were $18.2 million, an increase of $2.1 million, or 13.0%, as compared to $16.1 million for the same period in 2011. The increase was primarily due to $1.0 million of expense in the newly acquired Kelatron and AMT businesses and $0.8 million of acquisition related expenses.
Operating Income
Operating income for the three months ended September 30, 2012 was $24.6 million, a decrease of $8.5 million, or 25.7%, as compared to $33.1 million for the same period in 2011. Operating income as a percentage of net sales decreased to 11.6% versus 16.4% for the same period in 2011, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2012 was $1.3 million, a decrease of $0.2 million, or 13.3% as compared to $1.5 million for the same period in 2011.

Foreign Exchange
Foreign exchange for the three months ended September 30, 2012 was a gain of $1.8 million as compared to a loss of $1.4 million for the same period in 2011. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 33% for the three months ended September 30, 2012 compared to 37% for the same period in 2011. The variance in the effective tax rate is due to increased earnings in lower tax jurisdictions.
Net Income
Net income for the three months ended September 30, 2012 was $16.7 million, a decrease of $2.2 million as compared to $18.9 million for the same period in 2011, due to the factors described above.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2012 were $653.6 million, an increase of $52.3 million, or 8.7%, as compared to $601.3 million for the same period in 2011. Selling price increases had a positive effect on revenue of 4.8%, or $29.0 million, with Specialty Phosphates up 7.5% on positive trends in all product lines, partially offset by lower pricing in GTSP & Other with fertilizer market prices well below 2011 levels. Volumes increased 3.9% or $23.3 million with GTSP & Other contributing the most but also positive trends seen in the more specialized Purified Phosphoric Acid and Specialty Ingredients product lines.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the nine months ended September 30, 2012 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	6.4%	3.6%	10.0%
Specialty Phosphates Mexico	10.6%	(5.1)%	5.5%
Total Specialty Phosphates	7.5%	1.4%	8.9%
GTSP & Other	(13.7)%	21.3%	7.6%
Total	4.8%	3.9%	8.7%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 3.6% and 2.7%, respectively, from the Kelatron business acquired in the fourth quarter of 2011 and the AMT business acquired in the third quarter of 2012.

The following table illustrates for the nine months ended September 30, 2012 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	6.9%	1.4%	8.3%
Food & Technical Grade PPA	10.9%	6.8%	17.7%
STPP & Detergent Grade PPA	5.9%	(6.7)%	(0.8)%
Note: Included within Specialty Ingredients volume/mix was a 3.9% benefit from the Kelatron business acquired in the fourth quarter of 2011 and the AMT business acquired in the third quarter of 2012.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2012 was $141.0 million, a decrease of $14.7 million, or 9.4%, as compared to $155.7 million for the same period in 2011. Gross profit percentage decreased to 21.6% for the nine months ended September 30, 2012 versus 25.9% for the same period in 2011. Gross profit was unfavorably affected by higher raw material costs partially offset by increased volumes which had a combined unfavorable impact of $52.0 million. There was a $0.5 million unfavorable impact for a planned maintenance outage at our Geismar facility offset by a net benefit of $2.6 million for scheduled maintenance outages at Coatzacoalcos. There was $2.4 million of out of period cost in Mexico during the nine months ended September 30, 2012, which was partially offset by revision to our estimates for the effect of contract terms on raw material pricing in 2012 of $1.2 million. Gross profit was favorably affected $29.0 million for higher selling prices, $7.1 million primarily due to the recording of a settlement with Rhodia on their liability for the charges to be paid to the Mexican water authority (CNA), $2.1 million favorable exchange rate impact mostly from Mexican peso based costs, and $2.4 million lower depreciation. Included in 2012 was $0.6 million for acquisition related fair value adjustments and in 2011 there was $3.6 million income for updates to the provision for the Mexican CNA Water Tax Claims.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the nine months ended September 30, 2012 were $52.0 million, an increase of $2.9 million, or 5.9%, as compared to $49.1 million for the same period in 2011. The increase was due to $2.1 million higher depreciation due to the ERP system that was put into service in the third quarter of 2011, $2.0 million increase for the Kelatron and AMT businesses and $0.8 million of acquisition related expenses, partially offset by $1.8 million lower non-cash stock compensation.
Operating Income
Operating income for the nine months ended September 30, 2012 was $89.0 million, a decrease of $17.6 million, or 16.5%, as compared to $106.6 million for the same period in 2011. Operating income as a percentage of net sales decreased to 13.6% versus 17.7% for the same period in 2011, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2012 was $4.5 million, an increase of $0.4 million, or 9.8% as compared to $4.1 million for the same period in 2011.
Foreign Exchange
Foreign exchange gain for the nine months ended September 30, 2012 was $2.2 million as compared to a loss of $2.0 million for the same period in 2011. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 30% for the nine months ended September 30, 2012 compared to 35% for the same period in 2011. The variance in the effective tax rate is primarily due to the Rhodia settlement related to the Mexican CNA Water Tax Claims being recorded as a discrete item for income tax provision purposes in the first quarter of 2012 which had a 3% effect on the effective tax rate.
Net Income
Net income for the nine months ended September 30, 2012 was $60.8 million, a decrease of $4.8 million as compared to $65.6 million for the same period in 2011, due to the factors described above.

Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA and STPP & Detergent Grade PPA. Kelatron and AMT are included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment:

	Three Months Ended
	September 30, 2012	September 30, 2011	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$144,664	$130,850	10.6%
Specialty Phosphates Mexico	41,222	48,601	(15.2)%
Total Specialty Phosphates	185,886	179,451	3.6%
GTSP & Other	25,302	22,651	11.7%
Total	$211,188	$202,102	4.5%

Segment Operating Income
Specialty Phosphates US & Canada	$22,759	$21,331
Specialty Phosphates Mexico	2,369	7,143
Total Specialty Phosphates	25,128	28,474
GTSP & Other (a)	(542)	4,651
Total	$24,586	$33,125

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	15.7%	16.3%
Specialty Phosphates Mexico	5.7%	14.7%
Total Specialty Phosphates	13.5%	15.9%
GTSP & Other (a)	(2.1)%	20.5%
Total	11.6%	16.4%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$5,732	$4,864
Specialty Phosphates Mexico	3,670	4,909
Total Specialty Phosphates	$9,402	9,773
GTSP & Other	1,160	1,753
Total	$10,562	$11,526

(a)	The three months ended September 30, 2011 includes a $0.3 million charge to earnings related to updates to the provision for the CNA Fresh Water Claims.

	Nine Months Ended
	September 30, 2012	September 30, 2011	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$432,528	$393,262	10.0%
Specialty Phosphates Mexico	139,951	132,634	5.5%
Total Specialty Phosphates	572,479	525,896	8.9%
GTSP & Other	81,141	75,431	7.6%
Total	$653,620	$601,327	8.7%

Segment Operating Income
Specialty Phosphates US & Canada	$70,262	$77,613
Specialty Phosphates Mexico	17,156	12,358
Total Specialty Phosphates	87,418	89,971
GTSP & Other (a) (b)	1,590	16,593
Total	$89,008	$106,564

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	16.2%	19.7%
Specialty Phosphates Mexico	12.3%	9.3%
Total Specialty Phosphates	15.3%	17.1%
GTSP & Other (a) (b)	2.0%	22.0%
Total	13.6%	17.7%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$17,280	$14,897
Specialty Phosphates Mexico	11,233	12,814
Total Specialty Phosphates	$28,513	27,711
GTSP & Other	3,605	4,732
Total	$32,118	$32,443

(a)
The nine month period ended September 30, 2012 includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid to the CNA for the CNA Fresh Water Claims and a $2.4 million charge to earnings for out of period costs in Mexico.

(b)	The nine months ended September 30, 2011 includes a $3.6 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims.

Three months ended September 30, 2012 compared to the three months ended September 30, 2011
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 10.6% for the three months ended September 30, 2012 when compared with the same period in 2011. Selling prices increased 3.9% primarily in Specialty Ingredients and Food & Technical Grade PPA. Volumes increased 6.7% with increases across all product lines including a benefit of 4.4% for the Kelatron and AMT acquisitions.
Specialty Phosphates Mexico net sales decreased 15.2% for the three months ended September 30, 2012 when compared with the same period in 2011. Selling prices increased 6.5% primarily in Specialty Ingredients and Food & Technical Grade PPA. Volumes decreased 21.7% with decreases across all product lines that were affected by a number of factors specific to the quarter, including weather related disruption and operating inefficiencies early in the quarter followed by scheduled maintenance outages which began later in the quarter.

GTSP & Other net sales increased 11.7% for the three months ended September 30, 2012 when compared with the same period in 2011 on 28.1% higher volumes. Selling prices decreased 16.4% with fertilizer market prices well below 2011 levels.
Segment Operating Income Percentage of Net Sales:
The 60 basis point decrease in Specialty Phosphates US & Canada for the three months ended September 30, 2012 compared with the same period in 2011 is mainly due to increased raw material costs, expense for a maintenance outage in the current period, depreciation and acquisition related fair value adjustments which combined for a 370 basis point decrease in margin percent. This was partially offset by increased selling prices which increased margins by 310 basis points.
The 900 basis point decrease in Specialty Phosphates Mexico for the three months ended September 30, 2012 compared with the same period in 2011 is mainly due to lower volumes, higher raw material costs which exceeded lower operating expenses and depreciation contributing a 1,430 basis point decrease in margins. This was partially offset by increased selling prices which increased margins by 530 basis points.
The 2,260 basis point decrease in GTSP & Other for the three months ended September 30, 2012 compared with the same period in 2011 is primarily due to lower selling prices which decreased margin by 1,550 basis points. Higher raw material costs exceeded lower manufacturing expenses and depreciation which decreased margins by 830 basis points. The charge included in 2011 for the Mexican CNA matter increases margin by 120 basis points.
Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 10.0% for the nine months ended September 30, 2012 when compared with the same period in 2011. Selling prices increased 6.4% primarily in Specialty Ingredients and Food & Technical Grade PPA. Volumes increased 3.6% due to the benefit of the Kelatron and AMT acquisitions.
Specialty Phosphates Mexico net sales increased 5.5% for the nine months ended September 30, 2012 when compared with the same period in 2011. Selling prices increased 10.6% with increases across all product lines. Volumes decreased 5.1% primarily in STPP & Detergent Grade PPA.
GTSP & Other net sales increased 7.6% for the nine months ended September 30, 2012 when compared with the same period in 2011, with 21.3% higher volumes. This was partially offset by 13.7% lower selling prices caused by fertilizer market prices that were well below 2011 levels.
Segment Operating Income Percentage of Net Sales:
The 350 basis point decrease in Specialty Phosphates US & Canada for the nine months ended September 30, 2012 compared with the same period in 2011 is mainly due to increases in raw material costs, manufacturing expenses, depreciation, operating expenses, and a maintenance outage in the current year which combined for an 840 basis point decrease in margins. Partially offsetting was increased selling prices which increased margins by 490 basis points.
The 300 basis point increase in Specialty Phosphates Mexico for the nine months ended September 30, 2012 compared with the same period in 2011 is mainly due to increased selling prices which increased margins by 870 basis points. Higher raw material costs were partially offset by lower manufacturing expenses, operating expenses, depreciation, and the net benefit from the maintenance outages in both years combining for a 570 basis point decrease in margins.
The 2,000 basis point decrease in GTSP & Other for the nine months ended September 30, 2012 compared with the same period in 2011 is primarily due to lower selling prices which decreased margins by 1,230 basis points. Higher raw material costs which exceeded a benefit from the 2011 maintenance outage and lower depreciation contributed an 870 basis point decrease in margins. The net effect of the 2012 versus 2011 benefit of $3.5 million for the settlement with Rhodia on their liability for the charges to be paid to the CNA increased margins by 460 basis points. Out of period costs in the current period, net of revision to our estimates for the effect of contract terms on raw material pricing in 2012, decreased margins by 360 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Nine months ended
	September 30, 2012	September 30, 2011
Operating Activities	$100.8	$75.4
Investing Activities	(43.1)	(27.2)
Financing Activities	(56.4)	(25.7)

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
Net cash provided by operating activities was $100.8 million for the nine months ended September 30, 2012 as compared to $75.4 million for 2011, an increase of $25.4 million. The increase in operating activities cash resulted primarily from favorable changes of $41.4 million in working capital partially offset by unfavorable changes of $10.5 million in non-cash adjustments to income, $0.7 million in other long term assets and liabilities and $4.8 million in net income as described earlier.
The change in working capital is a source of cash of $9.6 million in 2012 compared to a use in 2011 of $31.8 million, an increase in cash of $41.4 million, primarily the result of reduced accounts receivable and inventory levels in 2012 compared to increased levels in 2011, offset partially by higher creditable tax balances for our Mexico entities and by reduced levels of current liabilities. The higher creditable tax balances are due to required prepayments of income taxes and slowness of value added tax, or VAT refunds due to the Company from the Mexico government. The Company believes all VAT amounts due from the Mexico government are fully collectible.
Net cash used for investing activities was $43.1 million for the nine months ended September 30, 2012, compared to $27.2 million for 2011 an increase of $15.9 million. The change is mainly due to the $27.1 million investment in AMT made in the third quarter of 2012. This was partially offset by $11.2 million lower capital spending mainly on the company's ERP project and an expansion project at Nashville, TN.
Management projects total 2012 capital expenditures to be approximately $25 million.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over a period, currently estimated at three to five years, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. Combined 2010 and 2011 expenditures on the exploration of the Baja California Sur concession deposits were approximately $2.4 million, and management currently expects to spend an additional $2-4 million in 2012-2013 above the previous trend rate to accelerate evaluations of its Santo Domingo concession. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the nine months ended September 30, 2012, was a use of $56.4 million, compared to a use of $25.7 million in 2011, an increase in the use of cash of $30.7 million. This was mainly due to $27.0 million lower borrowings, $2.7 million higher dividend payments, and $1.1 million increased common stock repurchases.
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
On September 30, 2012, the Company had cash and cash equivalents outside the United States of $28.6 million, or 78% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States taxes to repatriate these funds.

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
On February 27, 2012 the Company's Board of Directors declared an increase to its dividend from $0.25 per share to $0.27 per share to holders of record on April 16, 2012. On October 26, 2012 the Company's Board of Directors declared an increase to its dividend from $0.27 per share to $0.35 per share to holders of record on November 16, 2012.
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
At September 30, 2012, we had $92.0 million principal amount of variable-rate debt and a $125.0 million revolving credit facility, of which $25.0 million was outstanding, both of which approximate fair value, determined using level 2 inputs within the fair value hierarchy. Total remaining availability was $98.1 million, taking into account $1.9 million in face amount of letters of credit issued under the sub-facility. In the third quarter of 2010 we entered into an interest rate swap with an original notional amount of $100 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 1.994% plus the applicable margin on the debt, expiring in August 2015. The Company exercised its right to cancel the swap with no fee on September 28, 2012.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $117.0 million outstanding borrowings as floating rate debt under our revolving credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.2 million per year.
From time to time, we may enter into longer term natural gas supply contracts in an effort to eliminate some of the volatility in our energy costs. Our natural gas spending for 2012 is estimated to be less than 2% of cost of goods sold. We did enter into a financial hedge for approximately 75% of our 2012 U.S. & Canada natural gas requirements, to reduce price volatility using fixed price contracts. At September 30, 2012, there was approximately zero fair value for these natural gas contracts.
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
As of September 30, 2012 the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 8, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 8, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated November 8, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated November 8, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	November 8, 2012

INNOPHOS HOLDINGS, INC.

/s/ Neil I. Salmon
By:	Neil I. Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 8, 2012

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 8, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 8, 2012 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated November 8, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated November 8, 2012 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002