Form 10-K
period 2012-12-31
Innophos Holdings, Inc.
filed 2013-02-20
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC, 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.2 billion as of June 29, 2012, the last business day of the Registrant’s most recently completed second quarter (based on the Nasdaq Global Select Market closing price on that date).
As of February 4, 2013, the registrant had 21,830,870 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held May 17, 2013	III (Items 10, 11, 12, 13 and 14)

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
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients with applications in food, beverage, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacture with a growing capability in a broad range of other specialty ingredients, to supply a product range produced to the highest standards of quality and consistency demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture, performance or nutritional content of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.
The Company has made two recent acquisitions in the bioactive mineral ingredients sector. Bioactive mineral ingredients are mineral based ingredients for food, beverage and dietary supplement end markets that are manufactured to be readily digestible. Historically, Innophos has enjoyed a strong position in “macronutrients,” minerals such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. Through these acquisitions, the company now also has a strong position in "micronutrients" such as chromium, selenium, zinc and iron, small quantities of which are also essential to the human diet. The company's third acquisition was in the botanical and enzyme based specialty nutritional ingredients sector. As with the bioactive mineral ingredients, botanical and enzyme based ingredients are important to our customers for their nutritional value and mineral, botanical and specialty phosphate ingredients are often formulated together. The acquisitions described below together with Innophos' existing strength in specialty phosphates has created a strong position for Innophos in the attractive and high growth specialty nutritional ingredients market.
In October 2011, Innophos acquired 100% of the stock of Kelatron's holding company, KI Acquisition, Inc., for a purchase price of approximately $21 million, subject to specified adjustments. Founded in 1975 and based in Ogden, Utah, Kelatron is a leading producer of technically advanced bioactive mineral ingredients, with a high quality base of customers in the dietary supplement and sports nutrition markets.
In July 2012, Innophos acquired100% of the equity of AMT Labs, Inc. ("AMT") and an affiliated real estate company holding all AMT real property for $27 million, with $19.5 million being allocated to the AMT purchase and $7.5 million being allocated to the real estate entity. Located in North Salt Lake, Utah, AMT has been manufacturing high quality bioactive mineral ingredients for the food, beverage, confectionary and dietary supplement industries for more than 20 years. AMT has two manufacturing facilities and land available for further expansion.
In December 2012, Innophos purchased all of the assets of Triarco Industries, Inc., ("Triarco"), for $45 million in cash plus $1 million in shares of Innophos Holdings, Inc. Common Stock. Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage and dietary supplement industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important nutritional benefits and are often formulated with bioactive minerals and specialty phosphates.
The combined businesses of Kelatron, AMT and Triarco generate annual revenues in excess of $50 million with attractive positions in high growth end markets.
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
Specialty Ingredients
Specialty Ingredients (including specialty phosphate salts, specialty phosphoric acids and a range of other mineral and botanical based specialty ingredients) are the most highly engineered products in our portfolio. They have a wide range of applications such as flavor enhancers in beverages, electrolytes in sports drinks, texture modifiers in cheeses, leavening agents in baked goods, mineral and botanical sources for nutritional supplements, pharmaceutical excipients and abrasives in toothpaste. Specialty phosphoric acids are used in industrial applications such as asphalt modification and petrochemical catalysis.
The table below presents a list of the main Specialty Ingredients sold by us in 2012:

Product	Description/End-Use Application

Sodium Aluminum Phosphate, Acidic and Basic (“SALP”)	Premier leavening agent for baking mixes, cakes, self-rising flours, baking powders, batter & breadings (acidic). Improves melting properties of cheese (basic).

Sodium Acid PyroPhosphate (“SAPP”)	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; provides moisture and color retention in poultry and meat.

Sodium HexaMetaPhosphate (“SHMP”)	Water treatment applications; anti-microbial and sequestrant in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate (“MCP”)	Leavening agent in double-acting baking powder; acidulant; buffering agent.

Calcium Acid Pyrophosphate (“CAPP”)	Calcium based, slow acting, multifunctional leavening acid used in a wide variety of baked goods

Dicalcium Phosphate (“DCP”)	Toothpaste abrasive; leavening agent; calcium fortification.

Tricalcium Phosphate (“TCP”)	Calcium and phosphorus fortifier in food and beverage applications (e.g., orange juice, cereals, and cheese); flow aid; additive in expandable polystyrene.

Pharma Calcium Phosphates (“A-Tab®”, “Di-Tab®”, “Tri-Tab®”)	Excipients in vitamins, minerals, nutritional supplements and pharmaceuticals.

Ammonium Phosphates (“MAP”, “DAP”)	High-end fertilizer products for horticultural use; flame retardant; cigarette additives; culture nutrient.

Potassium Phosphates (“TKPP”, “DKP”, “MKP”, “KTPP”)	Water treatment; sports drinks; buffering agent; improves tenderness in meat, seafood and poultry applications; horticulture applications.

Specialty Acids (e.g., Polyacid)	Additive improving performance properties of asphalt.

Sodium Blends (e.g., Sodium Tripolyphosphate (STPP (food grade)))	Ingredient improving yield, tenderness, shelf life, moisture and color retention in meat, seafood and poultry applications.

Organic Mineral salts and blends including calcium, chromium, copper, iron, lithium, magnesium, manganese, phosphorous, potassium, selenium, strontium, vanadium, and zinc	Bioactive mineral nutrients used in a wide variety of fortified foods, beverages and dietary supplements.

Plant based botanical, enzyme and mineral nutrients	Fortification for food, beverage and sports nutrition.

Other (Sodium Bicarbonate, Tetrasodium Pyrophosphate (“TSPP”), Mono, Di, & Trisodium Phosphates (“MSP”, “DSP”, “TSP”))	Baking powders; gelling agent in puddings; cheese emulsifiers.

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
Innophos also produces a wide range of botanical, enzyme and mineral based nutrients through a variety of production processes customized to meet customer requirements through spray drying, roller compactions, fine grinding, wet granulations, solvent extractions and custom blending resulting in more than 2,000 product formulations, which include both chelated and custom processed ingredients, manufactured to enhance the nutritional benefit of the ingredient after digestion. The mineral industry is less consolidated than the specialty phosphates industry with Albion Minerals and Jost considered the leading competitors in mineral ingredients and Naturex and BI Nutraceuticals the leading competitors in botanical and enzyme ingredients, alongside a number of smaller producers.
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
For the years ended December 31, 2012, 2011 and 2010, we generated net sales of $862.4 million, $810.5 million and $714.2 million, respectively. The growth was delivered through increasing volumes to higher value markets and applications, and through acquisitions, with sales to the consumer oriented end markets of food & beverage, oral care and pharmaceuticals representing just under 50% of Innophos sales revenue in 2012.
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
Phosphate Rock and Merchant Green Acid (MGA). MGA is the main raw material for the creation of our downstream salts and acids. We purchase MGA for processing at our Geismar, LA facility through a long-term agreement with PCS. At our Coatzacoalcos facility in Mexico, we typically purchase phosphate rock in order to produce MGA internally; however, we can also process externally purchased MGA, available from various suppliers globally. The Company has agreements with two preferred phosphate rock suppliers for 2013 to supply the Coatzacoalcos facility. In addition to these primary sources, the

Company has options for other spot suppliers and will continue to qualify and develop additional sources for potential future supply.
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
Purified Phosphoric Acid. The key raw material input for all of our downstream specialty phosphate salt and specialty phosphoric acid operations is PPA. We purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from PCS with whom we have a long-term supply contract. In 2012, Innophos produced approximately three quarters and purchased approximately one quarter of its total PPA supply.
Natural Gas and Electricity. Natural gas and electricity are used to operate our facilities and generate heat and steam for the various manufacturing processes. We typically purchase natural gas and electricity on the North American open market at so-called “spot rates.” From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. We did enter into an economic hedge for approximately 75% of our 2012 US & Canada natural gas requirements. We also seek to increase the energy efficiencies of our facilities and reduce costs through investments and ongoing continuous improvement projects.
Research and Development
Our product engineering and development activities are aimed at developing and enhancing products, processes, applications and technologies to strengthen our position in our markets and with our customers. We focus on:

•
developing new or improved application-specific specialty phosphate and other mineral and botanical based specialty ingredients based on our existing product line and identified or anticipated customer needs;

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
Our research expenditures were $3.1 million, $2.9 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Employees
As of December 31, 2012, we had 1,290 employees, of whom 694 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2014 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 912 through April 18, 2013 at the Nashville facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2014 at the Chicago (Waterway) facility; the United Steelworkers, Local No. 6304 through April 30, 2014 at the Port Maitland, Ontario facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Gases, Similares y Conexos de la República Mexicana, at the Mexico facilities. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June 2014.

Executive Officers
The following table and biographical material present information about the persons serving as our executive officers, and key employees:

Name	Age	Position
Randolph Gress	57	Chairman of the Board, Chief Executive Officer, President and Director
Neil Salmon	44	Vice President and Chief Financial Officer
William Farran	63	Vice President, General Counsel and Corporate Secretary
Iris Alvarado	42	Vice President of Purchasing, Logistics & Distribution
Charles Brodheim	49	Vice President and Corporate Controller
Louis Calvarin	49	Vice President, Operations
Mark Feuerbach	53	Vice President, Investor Relations, Treasury, Financial Planning & Analysis
Joseph Golowski	51	Vice President, Specialty Phosphates
Gail Holler	54	Vice President, Human Resources
Russell Kemp	54	Vice President, Research & Development and Chief Risk Officer
Michael Lovrich	59	Vice President, Planning and Customer Service
Abraham Shabot	51	Vice President, Director General, Innophos Latin America
Mark Thurston	53	Vice President, Corporate Strategy and Worldwide Business Development
Susan Turner	59	Vice President, Quality and Regulatory
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
Neil Salmon is Vice President and Chief Financial Officer of Innophos. Mr. Salmon joined Innophos in October 2009. Prior to joining Innophos, Mr. Salmon was the Chief Financial Officer of the Adhesives Business Group of Imperial Chemical Industries PLC. The Adhesives Business Group was the largest specialty chemical division representing around 25% of ICI in 2007 with a major presence in North America, Europe, Asia Pacific and Latin America. From 2004 to 2006, Mr. Salmon was the Chief Financial Officer, Asia Pacific for National Starch and Chemical Company, an ICI subsidiary, and from 2001 to 2003, he was the Commercial Finance Director of ICI’s U.S. Specialty Polymers and Adhesives Group in Bridgewater, New Jersey. From 1991 to 2001, Mr. Salmon held various management positions within the ICI Group. Mr. Salmon holds an M.A. in Politics, Philosophy and Economics from Oxford University (1991) and is a member of the Chartered Institute of Management Accountants.
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
Michael Lovrich is Vice President, Planning and Customer Service of Innophos. Mr. Lovrich joined Innophos in August 2007 as Vice President, Supply Chain and served in that capacity until 2012. Prior to joining Innophos, Mr. Lovrich served as Vice President, Supply Chain from 2004 through 2007 for Coach, Inc., the specialty leather and women’s accessories manufacturer. Previous to that, Mr. Lovrich was with Engelhard Corporation where he held various positions in Supply Chain Operations and Information Technology, leading several supply chain transformation initiatives at the business unit and corporate level. Prior to Engelhard, Mr. Lovrich held positions with Fisher Scientific, Thompson Medical and Becton-Dickinson. Mr. Lovrich earned his B.A. in History from William Paterson College and his M.B.A. from New York University Stern School of Business. Mr. Lovrich also holds professional certifications in supply chain and operations management.

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
Mark Thurston is Vice President, Corporate Strategy and Worldwide Business Development of Innophos and also leads the management teams for the recently acquired Kelatron, AMT and Triarco businesses. Mr. Thurston joined Rhodia in 1985 working in Fine Organics and has been Vice President of Strategy and Worldwide Business Development since 2009. Previously, he was Vice President of Specialty Chemicals from 2004 to 2008 and Vice President and General Manager of Food Ingredients North America from 2002 to 2004. Prior to that, he worked in various sales and marketing capacities for Rhodia. Mr. Thurston previously worked at RTZ Corp. as an assistant planning and marketing manager and an assistant production manager. Mr. Thurston earned a B.S. in Chemical Engineering from the University of Aston in Birmingham, England.
Susan Turner is Vice President, Quality and Regulatory of Innophos. Ms. Turner joined Stauffer Chemical in 1980 and has since held progressive roles in the areas of Engineering, Manufacturing, Maintenance, Project Management, and Human Resources. From 2009 to 2012, Ms. Turner served as Process Integration Lead for the ERP business systems redesign and then assumed leadership of the project post go-live through the stabilization period. From 2005 to 2009, Ms. Turner served as Plant Manager of the Chicago Heights and Waterway manufacturing facilities. Prior to that, her experience included assignment in Mexico and France. Ms. Turner earned a B.S. in Mechanical Engineering from Utah State University.
Available Information
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Risks Related to Our Business Operations
Raw Materials Availability and Pricing
Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, MGA, PPA and energy (principally natural gas and electricity). Our raw materials are purchased under supply contracts that vary from long term multi-year supply arrangements to annual agreements. Pricing within contracts is typically set according to predetermined formulae dependent on price indices or market prices with pricing for some shorter term contracts set by negotiation with reference to market conditions. The prices we pay under these contracts will generally lag the underlying market prices of the raw material. Approximately 25% of our supply of these principal raw materials is bought under fixed annual pricing arrangements with the remaining quantities adjusting in line with changes in market prices or with approximately a three month lag to market price changes. As a general matter, we cannot be sure that the annual or other periodic contracts we have in place for our raw materials can be renewed on similar terms to those currently enjoyed.
Various market conditions can affect the price and supply of our raw materials. The primary demand for both phosphate rock and sulfur, globally, is for fertilizer production. The costs of these materials are heavily influenced by demand conditions in the fertilizer market and freight costs, which historically have been volatile. Prices for both materials escalated rapidly during 2007 and 2008, declined during 2009 and began to increase again during 2010, 2011, and 2012. Increased raw material pricing may adversely affect our margins if we are not able to offset costs with sales price increases as we explain under “Price Competition” below.
We import phosphate rock for our Coatzacoalcos, Mexico site from multiple global suppliers. We have now successfully processed industrial scale quantities of phosphate rock from five suppliers and, for 2013, we expect the majority of our requirements to be met from two of these suppliers. Previously, the Coatzacoalcos facility was supplied exclusively by OCP, S.A., a state-owned mining company in Morocco under a 1992 supply agreement that expired in September 2010. Although the Coatzacoalcos facility has made significant advances in its ability to handle alternative grades of rock without adversely affecting operating efficiency, further investment has been required to realize the full benefits of improved process flexibility. Accordingly, it remains possible that process efficiency issues will arise as the plant processes new sources of rock over longer time periods, necessitating further investment or changes in rock suppliers to better suit plant processing capability. We cannot be sure that those kinds of efficiency issues will not arise, or if they do, that our existing or other suppliers would be able to supply sufficient additional quantities or grades to meet our full requirements, factors that could significantly affect our phosphate rock availability and may weaken our ability to maintain our existing levels of operations. Although the diversification of our supply base has reduced our dependence on any one supplier, tight demand conditions overall in the fertilizer market would mean that our purchases could be constrained should any major supplier experience a significant disruption in its ability to supply, for example, as a result of capacity constraints, political unrest, or adverse weather conditions in the areas where that supplier operates.
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
 Price Competition
We face significant competition in each of our markets. In some markets, our products are subject to price pressure due to factors such as competition from low-cost producers, import competition, excess industry capacity and consolidation among our customers and competitors. These developments, and particularly future expansions by one or more competitors, could have a negative effect on our pricing abilities. In addition, in the specialty chemicals industry, price competition is also based upon a number of other considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. Thus, new products or technologies developed by competitors may also have an adverse impact on our pricing capability.
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
Innophos has experienced more intense pricing pressures in markets, and for applications, where competing producers, particularly those located in China, have similar product offerings, established supply relationships, and potential cost advantages. Historically, this has occurred most frequently in markets such as South America where Innophos does not have local production capability and for less specialized products such as detergent grade STPP. Chinese phosphate producers generally utilize the “thermal” method, a process more heavily dependent on energy that may be cost advantaged compared to “wet” method producers (such as Innophos) during periods of low energy prices. Both North African and some Chinese producers are integrated back to phosphate rock, which also may provide cost advantages to them depending on the markets in which they choose to compete. If the relative competitiveness of Chinese and North African producers increases significantly, or they are successful in extending their product lines to more specialized product applications, pricing pressure on Innophos could increase significantly.
Environmental, Product Regulations and Sustainability Initiative Concerns
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and some of our products are ingredients in foods, nutritional supplements or pharmaceutical excipients that are used in finished products consumed or used by humans or animals. As a result, we are subject to extensive and frequently changing environmental and other regulatory requirements and periodic inspection by federal, state, and local authorities, including the U.S. Environmental Protection Agency, or EPA, and the FDA, as well as other regulatory authorities and those with jurisdiction over our foreign operations and product markets. Moreover, as we commence operations in other jurisdictions, such as China where a new facility was completed in 2012, we will be subject to additional licensing tests for our facilities and operations and a regulatory environment with which we have little previous experience. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to renewal or modification. Violations of environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of operating permits, third-party claims for property damage or personal injury, or other costs.
Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states within the U.S. and Canada countrywide have moved to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents. The trade association that includes major manufacturers of consumer automatic dishwashing detergents has actively supported these efforts in the U.S. and Canada, with non-phosphate legislation becoming effective in July 2010. In addition, the European Union recently enacted legislation to effectively ban phosphates in consumer detergents with a first phase beginning 2013, and in Australia an industry-led voluntary phosphate ban will take effect in 2014. These trends and related changes in consumer preferences have already reduced our requirements for auto dish markets and we have responded with a shift in our capabilities to serve other food and industrial applications. Furthermore, although phosphates are still permitted for those applications in many Latin American countries and other parts of the world, we cannot be sure that similar bans may not be implemented in some or all of these markets in the future, or that the same effect may not result from manufacturers reformulating to reduce phosphate levels. Additional laws, regulations or distribution policies focused on reduced use of other phosphate-based products could occur in the future. For example, a global retailer, as part of a corporate sustainability initiative, issued a statement indicating its intent to continue to reduce phosphates in laundry and dish detergents in its Latin American and Canadian stores. Also, some jurisdictions have increased restrictions or banned the use of polyphosphoric acid in asphalt road construction while others have eased restrictions or are in the process of allowing its use. During 2008, such restrictions were implemented in New York State, but reversed in Nebraska and in 2009 restrictions were reversed in Wyoming and relaxed in Colorado. In 2009, Colorado allowed the use of polyphosphoric acid in asphalt road construction on an exception basis. Since then Nebraska and Colorado have reinstituted the restrictions. In 2012, Georgia approved the use of polyphosphoric acid in asphalt road construction. If restrictions are instituted in multiple jurisdictions or throughout the U.S. and Canada, a significant impact on our business could occur. Changes in composition or permitted-use regulations in domestic or export countries may affect the regulatory status of our finished products and our ability to sell these products into some markets. Such changes may in turn require reformulation or alternative raw material sourcing, potentially incurring additional cost. If these measures are not successful, the available markets for our products may be limited.
Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us. Currently, we are involved in several compliance and remediation efforts and agency inspections concerning health, safety and environmental matters.
Some existing environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at those locations without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites (including sites which we might acquire or to which we may have sent hazardous waste) in the future. We continue to investigate, monitor or clean-up contamination at most of these sites. Due to the uncertainties associated with environmental investigations and clean-ups and the ongoing nature of the investigations and clean-ups at our sites, we cannot predict precisely the nature, cost, and timing of our future remedial obligations with respect to our sites.
International Operations
We have significant production operations in Mexico and Canada, and in 2012 we completed construction of our blending operation for food ingredients at a new facility in China which we target to be operational in the second quarter of 2013. We continually evaluate business opportunities that may expand our operations to other areas beyond our current operations. We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, the most notable being currency fluctuations and devaluations, economic and business conditions that differ from U.S. cycles, divergent social and political conditions that may become unsettled or even disruptive, communication and translation delays and errors due to cultural and language barriers and less predictable outcomes from differing legal and judicial systems. Until we gain familiarity with the risk environment on an ongoing basis, our risks in those regards are likely to be greatest as we implement our new business startup in China. Among the additional risks potentially affecting our Mexican operations are changes in local economic conditions, currency devaluations, potential disruption from socio-political violence in that country, and difficulty in contract enforcement due to differences in the Mexican legal and regulatory regimes compared to those of the U.S. Risks to our Canadian operations, though generally less than for Mexico, nevertheless include a differing federal and provincial regulatory environment from that in the U.S. and currency fluctuations and devaluations. In the event we establish operations in new regions, our exposures to risks from the noted causes and from other as yet unknown causes may increase.
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
Product Liability Exposure
Many of our products are functional or fortification additives used in the food and beverage, consumer product, nutritional supplement and pharmaceutical industries. The sale of these additives and our customers' products that include them involve the risk of product liability and personal injury claims, which may be brought by our customers or end-users of products. While we adhere to stringent quality standards in the course of their production, storage and transportation, our products could be subject to adverse effects from foreign matter such as moisture, dust, odors, insects, mold or other substances, or from excessive temperature variations. Historically, we have not been subject to material product liability claims, and no material claims are outstanding. However, because our products are used in manufacturing a wide variety of our customers' products, including those ingested by humans, and we have concentrated the recent growth of our business in those areas, we cannot be sure we will not be subject to material product liability or recall claims in the future.
Production Facility Operating Hazards
Our production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including failure of pipeline integrity, explosions, fires, inclement weather and natural disasters, terrorist attacks, mechanical failures, unscheduled downtime, transportation or utility interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances, storage tank leaks and other environmental risks. We have implemented and installed various management systems and engineering controls and procedures at all our production facilities to enhance safety and minimize these risks. We also insure our facilities to protect against a range of risks. However, these potential hazards do exist and could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental and natural resource damage, and may result in a suspension of operations (or extended shutdowns) and the imposition of civil or criminal penalties, whose nature, timing, severity and non-insured exposures are unknown.
Intellectual Property Rights
We rely on a combination of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secrecy, and other intellectual property laws to protect our intellectual property and other proprietary rights on a worldwide basis. Nonetheless, we cannot be sure that any pending patent application or trademark application will result in an issued patent or registered trademark, or that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable. The use of our intellectual property by others could reduce any competitive advantage we have developed or otherwise harm our business. Moreover, we cannot be sure that our property rights can be asserted in all cases, particularly in an international context, or that we can defend ourselves successfully or cost-effectively against the assertion of rights by others.
Contingency Planning
We operate a number of manufacturing facilities in the US, Canada and Mexico, and we coordinate company activities, including our sales, customer service, information technology systems and administrative services and the like, through headquarters operated in those countries.
Our sites and those of others who provide services to them are subject to varying risks of disaster and follow on consequences, both manmade and natural, that could degrade or render inoperable one or more of our facilities for an extended period of time. Such disaster related risks and effects are not predictable with certainty and, although they can be mitigated, they cannot be avoided. We seek to mitigate our exposures to physical disaster events in a number of ways. For example, where feasible, we design and engineer the configuration of our plants and the associated supply chains to reduce the likelihood and consequences of disasters. We also have adopted certain contingency plans of operation in the event of disruption. Furthermore, we maintain insurance for our facilities (and in maintaining our supply chain require insurance to be maintained by others) against casualties, including extended business interruption, and we continually evaluate our risks and develop new and revised contingency plans for dealing with them and policies for avoiding them in the future. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those we have concluded most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.
Certain Financial Risks
Contingencies Affecting Dividends
After our Common Stock became publicly traded in 2006, our Board of Directors initiated a policy of paying regular quarterly cash dividends, subject to the availability of funds, legal and contractual restrictions and prudent needs of our business. We have maintained that policy and paid dividends continuously since that time, making payments that we believed were prudent and promoted stockholder value. However, we are a holding company that does not conduct any business operations of our own. As a result, we are normally dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and its intermediate parent or parents, to make dividend payments on our Common Stock. The amounts available to us to pay cash dividends are restricted by provisions of Delaware law and historically, and we expect for the future, also by limitations in our debt facilities. As allowed by existing debt instruments, we may incur additional indebtedness that may restrict to an even greater degree, or prohibit, the payment of dividends on stock. We cannot be sure the level of our operations or agreements governing our current or future indebtedness will permit us to adhere to our current dividend policy, increase dividends, or pay any dividends at all, or that continued payment of dividends will remain prudent for our business in the future judgment of our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located in Cranbury, New Jersey, with manufacturing facilities strategically located throughout the United States, Canada, and Mexico. By the second quarter of 2013, we expect to start up a food grade specialty phosphate blending facility now under construction in Taicang City, China at a leased site. We do not own and are not responsible for any closed U.S. or Canadian elemental phosphorus or phosphate production sites.

Facility Type	Location	Owned or Leased
Corporate Headquarters / Research & Development	Cranbury, NJ	Leased
Manufacturing	Coatzacoalcos, Mexico	Owned
Manufacturing	Chicago Heights, IL	Owned
Manufacturing	Nashville, TN	Owned
Manufacturing	Port Maitland, Canada	Owned
Manufacturing	Geismar, LA	Owned
Manufacturing	Ogden, UT	Leased
Manufacturing	North Salt Lake, UT	Owned
Manufacturing	Green Pond, SC	Owned
Manufacturing	Paterson, NJ	Leased
Manufacturing	Chicago (Waterway), IL	Owned
Manufacturing	Mission Hills, Mexico	Leased
Warehouse	Chicago, IL	Owned
Administrative	Mexico City, Mexico	Leased
Administrative	Mississauga, Canada	Leased
Administrative	Ogden, UT	Owned

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 16 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in “Item 8. Financial Statements and Supplementary Data”.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Market Data
Our Common Stock has been listed and traded since November 2006 on the Nasdaq Global Select Market under the symbol “IPHS.”
Stock price comparisons:

	2012			2011
Quarter	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First	$51.85	$45.25	$0.25	$46.11	$33.17	$0.17
Second	56.46	47.07	0.27	49.38	42.49	0.25
Third	58.01	46.60	0.27	50.81	37.30	0.25
Fourth	49.71	43.93	0.35	49.87	37.74	0.25

The Company declared and paid a $0.35 per share dividend in the first quarter of 2013.
The number of holders of record of our Common Stock at February 4, 2013 was 8,351.
Dividends

Consistent with the determination our Board of Directors made in December 2006, we continue to declare and pay quarterly dividends. Prior to 2011, the quarterly dividend was $0.17 per share of common stock which increased to $0.25 per share of Common Stock in 2011. The quarterly dividend was increased to $0.27 per share of Common Stock starting with the first quarter of 2012, and in October 2012 the quarterly dividend was increased to $0.35 per share of Common Stock. Subject to action by the Board of Directors management’s present policy is to recommend dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, costs associated with being a public company, taxes and other costs. If our financial needs change, management’s recommendations concerning dividends may also change.
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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) **	(c)
Equity compensation plans approved by security holders	721,422	$22.69	1,639,002	*
Equity compensation plans not approved by security holders	—	$—	—
Total	721,422	$22.69	1,639,002
 ______________________

*
Includes in the total 174,404 shares of Common Stock available for future grant and issuance under our 2006 Long Term Equity Incentive Plan. The remaining shares shown in column (c) are attributable to our 2009 Long Term Incentive Plan.

**	In column (b), the weighted average exercise price is only applicable to stock options.
Issuer Purchases of Equity Securities
During 2011 the Board of Directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management’s discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. During the third quarter of 2011, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $40.93 per share or $6.1 million. During the third quarter of 2012, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $48.36 per share or $7.3 million. As of December 31, 2012, there is a balance of $36.6 million remaining under the repurchase program.

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

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of operations data:
Net sales	$862,399	$810,487	$714,231	$666,759	$934,758
Cost of goods sold	684,979	605,172	556,826	470,780	570,176
Gross profit	177,420	205,315	157,405	195,979	364,582
Operating expenses:
Selling, general and administrative	64,320	65,380	59,564	67,151	63,417
Research and development	3,107	2,923	2,405	1,938	2,310
Total operating expenses	67,427	68,303	61,969	69,089	65,727
Operating income	109,993	137,012	95,436	126,890	298,855
Interest expense, net	5,977	5,726	28,289	23,313	34,193
Foreign exchange losses (gains), net	(1,957)	875	659	(769)	2,663
Other income, net	—	—	—	—	(386)
Income before income taxes	105,973	130,411	66,488	104,346	262,385
Provision for income taxes	31,783	43,889	21,333	41,202	55,202
Net income (loss)	$74,190	$86,522	$45,155	$63,144	$207,183
Allocation of net income (loss) to common shareholders	$74,150	$86,522	$45,141	$63,141	$207,150
Per share data:
Income (loss) per share:
Basic	$3.40	$3.99	$2.11	$2.97	$9.89
Diluted	$3.30	$3.83	$2.02	$2.87	$9.54
Cash dividends declared	$0.89	$1.00	$0.68	$0.68	$0.68
Weighted average shares outstanding:
Basic	21,795,155	21,694,453	21,421,226	21,258,536	20,956,566
Diluted	22,475,881	22,578,567	22,359,447	21,968,904	21,718,537

	(Dollars in thousands)
	Year Ended December 31,
	2012	2011	2010	2009	2008
Other data:
Cash flows provided from (used in):
Operating activities	$101,405	$46,346	$75,958	$174,100	$142,794
Investing activities	(104,766)	(54,728)	(31,192)	(19,609)	(18,536)
Financing activities	(5,066)	(20,082)	(113,511)	(147,368)	(14,591)
Capital expenditures	33,060	34,195	31,192	19,609	18,536
Ratio of earnings to fixed charges (1)	14.1x	17.7x	3.2x	4.6x	8.0x
  ______________________

(1)
For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

	(Dollars in thousands)
	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance sheet data:
Cash and cash equivalents	$26,815	$35,242	$63,706	$132,451	$125,328
Accounts receivable	94,033	104,421	74,691	56,345	79,541
Inventories	163,606	169,728	123,182	113,636	145,310
Property, plant & equipment, net	195,723	187,421	191,948	205,227	231,715
Total assets	739,266	687,015	626,890	662,468	728,204
Total debt	176,000	152,000	149,000	246,000	382,500
Total stockholders’ equity	$444,323	$393,208	$330,716	$295,378	$242,760
 Items included in the preceding tables which had a significant impact on results are summarized as follows. 2012 included the acquisitions of AMT and Triarco increasing investing activities by approximately $72 million; an after tax benefit of $7.2 million ($7.1 million before tax) for the settlement with Rhodia on their liability for the charges to be paid the CNA for the Fresh Water Claims. 2011 included the acquisition of Kelatron increasing investing activities by approximately $21 million. 2010 included an $11.7 million after tax charge ($20.0 million before tax) for the CNA Fresh Water Claims and a $7.1 million after tax charge ($10.8 million before tax) related to our debt refinancing. 2009 included a $5.0 million after tax charge ($7.0 million before tax) for the settlement of the phosphate rock supplier dispute. 2008 included a $14.4 million income tax benefit from the reversal of valuation allowances against U.S. Federal net deferred tax assets mainly as the result of the usage of our net operating loss carryforwards.

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

Background
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients, with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other specialty ingredients to supply a product range produced to stringent regulatory manufacturing standards and the quality demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.
Effective November 2011, our business included Kelatron Corporation ("Kelatron"), a leading producer of technically advanced bioactive mineral ingredients, with a high quality base of customers in the dietary supplement and sports nutrition markets.
Effective July 2012, our business included AMT Labs, Inc. ("AMT"), a manufacturer of high quality bioactive mineral ingredients for the food, beverage, confectionary and dietary supplement industries for more than 20 years.
Effective December 2012, our business included the assets of Triarco Industries, Inc. ("Triarco"), a manufacturer of high quality custom ingredients for the food, beverage and dietary supplement industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important nutritional benefits and are often formulated with bioactive minerals and specialty phosphates.
The combined businesses of Kelatron, AMT and Triarco generate annual revenues in excess of $50 million with attractive positions in high growth end markets.

2012 Overview
Our financial performance in 2012 was highlighted by:

•
Net sales of $862.4 million compared to $810.5 million for 2011, a $51.9 million improvement mostly attributable to increased selling prices in specialty phosphates and volume benefits from acquisitions;

•	Net income of $74.2 million or $3.30 per share (diluted);

•	Reaching settlement with Rhodia on their obligation for the Mexican water duties resulting in $7.2 million of net income;

•	The acquisition in July 2012 of AMT and an affiliated real estate company holding all AMT real property for $27 million;

•	The acquisition in December 2012 of Triarco's assets for $45 million in cash plus $1 million in shares of Innophos Holdings, Inc. common stock;

•
Net cash provided from operations of $101.4 million which was invested in growth, through capital expenditures and the acquisitions of AMT and Triarco, and returns to stockholders through increased dividends and share repurchases;

•	Capital expenditures of $33.1 million with the focus on manufacturing investments consisting of:

•	capacity enhancements for US / Canada and Mexico Specialty Ingredients facilities to support growth objectives;

•	expanding geographically, including an investment in a China blending facility and food lab;

•	enhancing Mexico's capability to process multiple grades of rock consistent with the Company's supply chain diversification strategy;

•
Increases to the quarterly dividend rate of $0.02/share for the first quarter payment and $0.08/share for the fourth quarter payment leading to total year dividends of $1.14/share paid on the Common Stock in 2012 and a fourth quarter dividend rate of $0.35/share which is more than double the rate paid just 2 years ago;

•	150,000 shares of common stock repurchased for $7.3 million; and

•
A refinancing of the credit facility, reducing interest rates by 75 basis points, adding $100 million of revolver capacity, swapping the LIBOR exposure on $100 million of floating rate debt for 5 years at 0.9475% and extending the maturities an additional 2 years out to December 2017.

Refer to the Company’s results of operations and liquidity for the year ended December 31, 2012 for further details.
Recent Trends and Outlook

Market demand was flat to moderately lower in 2012, with this trend accentuated by year-end destocking. Although we are encouraged by what looks to be a strong start to 2013, this partly represents a carry-over of December orders to January, and we remain cautious on overall demand levels for 2013.

Momentum continues to improve in our product innovation and geographic expansion initiatives; however, we currently expect only modest market growth in 2013. Overall, we expect growth in Specialty Phosphates around the low end of our 4-6% long term target with further growth of approximately 5% anticipated from the full year benefit of acquisitions completed in 2012. First quarter 2013 revenue growth is expected to be moderately below the full year expectation in comparison to a strong first quarter 2012 for Mexico Specialty Phosphates.

We do not expect any major change in raw material purchase prices or underlying selling prices through the first quarter 2013. However, the US & Canada segment will have higher sequential costs of goods sold in the first quarter reflecting purchase accounting effects for the Triarco acquisition.

We will see a further significant reduction in depreciation as the stepped up asset values created at the formation of the Company in 2004 reach the end of their depreciation lives. This will be partly offset by the amortization of the intangibles associated with recent acquisitions. Overall, we expect depreciation and amortization expense to be $7 million lower in 2013 than in 2012, of which $4.5 million will benefit Specialty Phosphates. This benefit, combined with improved mix and better operating leverage, is expected to increase Specialty Phosphates operating income margins by approximately 200 basis points sequentially. We expect full year Specialty Phosphates operating income margins to be similar to the 15% achieved for the first three quarters of 2012.

For the short term, GTSP is expected to continue near break-even through the first quarter. As with last year, fertilizer prices have been declining through the winter period, and no improvement in pricing is anticipated before the second quarter. Mining expenses for the development of our Mexico phosphate concessions were lower than initially anticipated in the second half of 2012 and are expected to continue at approximately their current run rate for the first half of 2013.

Net debt (total debt less cash) increased by $69 million in the 2012 fourth quarter to $149 million resulting primarily from the $45 million of cash paid for the Triarco acquisition and a temporary increase in Mexico working capital.
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Net sales	$862.4	100.0	$810.5	100.0	$714.2	100.0
Cost of goods sold	685.0	79.4	605.2	74.7	556.8	78.0
Gross profit	177.4	20.6	205.3	25.3	157.4	22.0
Operating expenses:
Selling, general and administrative	64.3	7.5	65.4	8.1	59.6	8.3
Research & development	3.1	0.4	2.9	0.3	2.4	0.3
Income from operations	110.0	12.8	137.0	16.9	95.4	13.4
Interest expense, net	6.0	0.7	5.7	0.7	28.3	4.0
Foreign exchange losses (gains), net	(2.0)	(0.2)	0.9	0.1	0.6	0.1
Other income	—	—	—	—	—	—
Provision for income taxes	31.8	3.7	43.9	5.4	21.3	3.0
Net income	$74.2	8.6	$86.5	10.7	$45.2	6.3

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2012 were $862.4 million, an increase of $51.9 million, or 6.4%, as compared to $810.5 million for the same period in 2011. Selling price increases had a positive effect on revenue of 2.9% or $23.5 million with Specialty Phosphates up 5.1% on positive trends in all product lines, partially offset by lower pricing in GTSP & Other with fertilizer market prices well below 2011 levels. Volumes increased 3.5% or $28.4 million due to the effects of acquisitions on Specialty Phosphates and higher fertilizer sales.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the year ended December 31, 2012 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	4.8%	3.6%	8.4%
Specialty Phosphates Mexico	6.1%	(5.3)%	0.8%
Total Specialty Phosphates	5.1%	1.3%	6.4%
GTSP & Other	(13.2)%	19.5%	6.3%
Total	2.9%	3.5%	6.4%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 3.6% and 2.7%, respectively, from the Kelatron business acquired in the fourth quarter of 2011 and the AMT business acquired in the third quarter of 2012.

The following table illustrates for the year ended December 31, 2012 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	4.8%	1.0%	5.8%
Food & Technical Grade PPA	6.4%	7.2%	13.6%
STPP & Detergent Grade PPA	4.8%	(5.4)%	(0.6)%
Note: Included within Specialty Ingredients volume/mix was a 3.9% benefit from the Kelatron business acquired in the fourth quarter of 2011 and the AMT business acquired in the third quarter of 2012.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2012 was $177.4 million, a decrease of $27.9 million, or 13.6%, as compared to $205.3 million for the same period in 2011. Gross profit percentage decreased to 20.6% for the year ended December 31, 2012 versus 25.3% for the same period in 2011. Gross profit was unfavorably affected by higher raw material costs slightly offset by the benefit from acquisitions which had a combined unfavorable impact of $57.5 million. The increase in raw material costs related primarily to inflation in market raw material prices experienced in 2011 and in response to which price increases were achieved in earlier time periods but with the full effect of raw material increases only evident in cost of goods sold from the second quarter of 2012. There was a $0.5 million unfavorable impact for a planned maintenance outage at our Geismar facility, and there was $2.4 million of out of period cost in Mexico. Gross profit was favorably affected $23.5 million for higher selling prices, $7.1 million due to the recording of a settlement with Rhodia on their liability for the charges to be paid to the Mexican water authority (CNA), $2.6 million favorable exchange rate impact mostly from Mexican peso based costs, and $3.3 million lower depreciation. Included in 2012 was $0.6 million for acquisition related fair value adjustments and in 2011 there was $3.4 million income for updates to the provision for the Mexican CNA Water Tax Claims.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the year ended December 31, 2012 were $67.4 million, a decrease of $0.9 million, or 1.3%, as compared to $68.3 million for 2011. The decrease was due to $4.3 million lower non-cash stock compensation, $1.1 million lower short term incentive accruals, and a $0.4 million decrease in all other costs partially offset by $2.9 million increase for the Kelatron and AMT businesses and $2.0 million higher depreciation for the ERP system that was put into service in the third quarter of 2011.
Operating Income
Operating income for the year ended December 31, 2012 was $110.0 million, a decrease of $27.0 million, or 19.7%, as compared to $137.0 million for the same period in 2011. Operating income percentages decreased to 12.8% for 2012 from 16.9% for 2011.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2012 was $6.0 million, an increase of $0.3 million, or 5.3% as compared to $5.7 million for the same period in 2011. The $0.3 million increase was due to accelerated deferred financing from the refinancing of our credit facility in the fourth quarter 2012.
Foreign Exchange
Foreign exchange gain for the year ended December 31, 2012 was $2.0 million as compared to a loss of $0.9 million for 2011. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The income tax rate was 30% for the year ended December 31, 2012 compared to 34% for the same period in 2011. The variance in the income tax rate is primarily due to the non-taxable indemnification from the Rhodia settlement related to the Mexican CNA Water Tax Claims which lowered the income tax rate 3%, the reversal of valuation allowances on certain state net operating loss carry-forwards which lowered the income tax rate 2%, partially offset by increases in tax contingency reserves which increased the income tax rate 1%.
Net Income
Net income for the year ended December 31, 2012 was $74.2 million, a decrease of $12.3 million as compared to $86.5 million for the same period in 2011, due to the factors described above.

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

Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA and STPP & Detergent Grade PPA. Kelatron, AMT and Triarco are included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment:

	2012	2011	2010
Segment Net Sales
Specialty Phosphates US & Canada	$569,816	$525,662	$495,473
Specialty Phosphates Mexico	187,743	186,211	145,078
Total Specialty Phosphates	757,559	711,873	640,551
GTSP & Other	104,840	98,614	73,680
Total	$862,399	$810,487	$714,231
Net Sales % Growth
Specialty Phosphates US & Canada	8.4%	6.1%
Specialty Phosphates Mexico	0.8%	28.4%
Total Specialty Phosphates	6.4%	11.1%
GTSP & Other	6.3%	33.8%
Total	6.4%	13.5%
Segment Operating Income
Specialty Phosphates US & Canada	$86,002	$94,055	$101,286
Specialty Phosphates Mexico	21,913	21,948	9,739
Total Specialty Phosphates	107,915	116,003	111,025
GTSP & Other (a) (b) (c)	2,078	21,009	(15,589)
Total	$109,993	$137,012	$95,436
Segment Operating Income % of net sales
Specialty Phosphates US & Canada	15.1%	17.9%	20.4%
Specialty Phosphates Mexico	11.7%	11.8%	6.7%
Total Specialty Phosphates	14.2%	16.3%	17.3%
GTSP & Other (a) (b) (c)	2.0%	21.3%	(21.2)%
Total	12.8%	16.9%	13.4%
Depreciation and amortization expense
Specialty Phosphates US & Canada	$23,214	$19,808	$28,367
Specialty Phosphates Mexico	14,578	18,050	15,721
Total Specialty Phosphates	$37,792	37,858	44,088
GTSP & Other	4,542	5,818	5,383
Total	$42,334	$43,676	$49,471

(a)
The year ended December 31, 2012, includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid the CNA for the CNA Fresh Water Claims and a $2.4 million charge to earnings for out of period costs in Mexico.

(b)	The year ended December 31, 2011, includes a $3.4 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims.

(c)	The year ended December 31, 2010, includes a net $21.0 million charge to earnings for the above mentioned water claims.
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 8.4% for the year ended December 31, 2012 when compared with the same period in 2011. Selling price increased 4.8% primarily in Specialty Ingredients and Food & Technical Grade PPA. Volumes increased 3.6% due entirely to the Kelatron and AMT acquisitions as market demand for the base business was flat to slightly negative. In 2011 net sales increased 6.1% when compared with 2010. Selling prices increased 7.5% with increases across all product lines. Volumes decreased 1.4% primarily due to a final step in STPP reformulation at a large industrial customer that occurred in early 2011 and, towards the end of the year, some weakening in demand for horticulture and industrial applications correlating more closely to the agricultural and broader economic environment.
Specialty Phosphates Mexico net sales increased 0.8% for the year ended December 31, 2012 when compared with the same period in 2011. Selling prices increased 6.1% with increases in all product lines. Volumes decreased 5.3% driven by lower market demand that was partially offset by our increased focus on, and broader offering of, Food Grade PPA. In 2011 net sales increased 28.4% when compared with 2010. Volumes increased 14.4% reflecting significant success in growing higher value food grade PPA and specialty ingredients supported by record production levels for the specialty ingredient product ranges manufactured in Mexico. Selling prices increased 14.0% with increases across all product lines..
GTSP & Other net sales increased 6.3% for the year ended December 31, 2012 when compared with the same period in 2011 with 19.5% higher volume partially offset by 13.2% lower selling prices. In 2011 net sales increased 33.8% when compared with 2010 with 39.0% higher selling prices partially offset by 5.2% lower volumes.
Segment Operating Income Percentage of Net Sales:
The 280 basis point decrease in Specialty Phosphates US & Canada for the year ended December 31, 2012 compared with the same period in 2011 is mainly due to increases in raw material costs and a maintenance outage in the current year which combined for a 660 basis point decrease in margins. Partially offsetting was increased selling prices which increased margins by 380 basis points. The 250 basis point decrease in Specialty Phosphates US & Canada for the year ended December 31, 2011 compared with the same period in 2010 is mainly due to the effects of higher raw material costs along with increased operating expenses primarily resulting from running the new ERP system partially offset by expenses for the planned maintenance outage at the Geismar, La. manufacturing facility in 2010 which combined for a 810 basis point decrease in margins. Increased selling prices increased margins by 560 basis points.
The 10 basis point decrease in Specialty Phosphates Mexico for the year ended December 31, 2012 compared with the same period in 2011 is mainly due to higher raw material costs partially offset by lower depreciation and lower operating expenses which combined for a 510 basis point decrease in margins. Increased selling prices increased margins by 500 basis points. The 510 basis point increase in Specialty Phosphates Mexico for the year ended December 31, 2011 compared with the same period in 2010 is mainly due to increased selling prices which increased margins by 1,150 basis points. Increased raw material cost and higher manufacturing costs, due to higher operating rates and a planned maintenance outage at the Coatzacoalcos manufacturing facility, partially offset by lower legal expenses combined for a 640 basis point decrease in margins.
The 1,930 basis point decrease in GTSP & Other for the year ended December 31, 2012 compared with the same period in 2011 is primarily due to lower selling prices which decreased margins by 1,190 basis points. Higher raw material costs which exceeded lower depreciation contributed an 850 basis point decrease in margins. The net effect of the 2012 versus 2011 benefit of $3.7 million for the settlement with Rhodia on their liability for the charges to be paid to the CNA increased margins by 380 basis points. Out of period costs in the current period decreased margins by 270 basis points. The 4,250 basis point increase in GTSP & Other for the year ended December 31, 2011 compared with the same period in 2010 is due to higher selling prices which increased margins by 3,400 basis points. There was a 3,310 basis point increase in margins from a net $24.4 million improvement in the Mexican water duties provision ($3.4 million income in 2011 compared to $21.0 million expense in 2010). Increased raw material costs and higher manufacturing costs partly due to costs from a planned maintenance outage at the Coatzacoalcos manufacturing facility combined to decrease margins by 2,460 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2012	2011	2010
Operating Activities	$101.4	$46.3	$76.0
Investing Activities	(104.8)	(54.7)	(31.2)
Financing Activities	(5.1)	(20.1)	(113.5)

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011
Net cash provided by operating activities was $101.4 million for the year ended December 31, 2012 as compared to $46.3 million for 2011, an increase of $55.1 million. The increase in operating activities cash resulted primarily from favorable changes of $75.9 million in working capital and $1.8 million in other long term assets and liabilities partially offset by unfavorable changes of $10.3 million in non-cash adjustments to income and $12.3 million in net income as described earlier.
The change in working capital is a use of cash of $14.6 million in 2012 compared to a use in 2011 of $90.5 million, a change in cash of $75.9 million. The change in working capital is mainly due to focused efforts to reduce accounts receivable and inventory levels in 2012 after experiencing increased levels in 2011, partially offset by higher tax receivable balances for our Mexico entities and reduced current liabilities resulting from the payment of Mexican water duties for all years except the 2005-2008 disputed period. The higher creditable tax balances are due to required prepayments of income taxes and the backlog of value added tax, or VAT, refunds due the Company from the Mexican government.
Total inventories decreased $12.2 million from December 2011 levels resulting in days of inventory on hand decreasing to 86 days. The following chart shows its historical performance:

	2012	2011	2010
Inventory Days on Hand	86	102	84

Net cash used for investing activities was $104.8 million for the year ended December 31, 2012, compared to $54.7 million for 2011, an increase in the use of cash of $50.1 million which was mainly due to the acquisitions of AMT and Triarco in 2012 compared with the Kelatron acquisition in 2011. Capital spending was $1.1 million lower than 2011. Lower capital spending on the company's ERP project and expansion project at Nashville, TN was mostly offset by increased project spending at the Coatzacoalcos Mexico plant and the China blending facility.

On July 17, 2012, Innophos, Inc. purchased for cash 100% of the equity of AMT Labs, Inc. and an affiliated real estate company holding all AMT real property, including unused land and buildings to support future expansion. The combined purchase price was $26.9 million, with $19.4 million being allocated to the AMT purchase and $7.5 million being allocated to the real estate entity. The price was funded from our revolving line of credit as well as cash from operations.

On December 31, 2012 Innophos, Inc. purchased the assets of Triarco Industries, Inc. for $44.8 million in cash and $1.0 million in shares of Innophos Holdings, Inc. common stock. The cash portion of the purchase price was financed by borrowings under the company's senior credit facility. The acquisition includes potential for additional incentive compensation contingent upon success in delivering growth objectives over the next two years.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over a period, currently estimated at three to five years, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. Combined 2010 through 2012 expenditures on the exploration of the Baja California Sur concession deposits were approximately $3.1 million, and management currently expects to spend an additional $1-2 million in 2013 above the previous annual trend rate to accelerate evaluations of its Santo Domingo concession. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the year ended December 31, 2012, was a use of $5.1 million, compared to a use of $20.1 million in 2011, a decrease in the use of cash of $15.0 million. This was mainly due to $21.0 million increased borrowings partially offset by $4.9 million increased dividend payments and $1.5 million deferred financing cost from the refinancing of our credit agreement.
On February 27, 2012 the Company's Board of Directors declared an increase to its dividend from $0.25 per share to $0.27 per share to holders of record on April 16, 2012. On October 26, 2012 the Company's Board of Directors declared an increase to its dividend from $0.27 per share to $0.35 per share to holders of record on November 16, 2012.
In August 2011, the Company announced a share repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management's discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. During the third quarter, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $40.93 per share or a total of $6.1 million. During the third quarter of 2012, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $48.36 per share or $7.3 million.

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
Indebtedness
Total debt was $176.0 million as of December 31, 2012. Short term and long term debt net of cash was $149.2 million as of December 31, 2012, an increase of $32.4 million, or 27.8% from December 31, 2011.
In August, 2010, Innophos entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders (collectively, the “Lenders”). This agreement was amended and restated on December 21, 2012 increasing the Company's borrowing capacity, reducing interest rates and extending the maturity to December 21, 2017. The Credit Agreement provides Innophos with a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Prepayments of term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013. Refer to Note 9 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.
Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap with a swap start date of December 31, 2012, swapping the LIBOR exposure on $100.0 million of floating rate debt under the new senior facility to a fixed rate to maturity obligation of 0.9475% plus the applicable margin on the debt expiring on December 21, 2017. The fair value of this interest rate swap is a liability of approximately $1.0 million as of December 31, 2012.
As indicated elsewhere, the Company has increased the quarterly dividend on its Common Stock to an annual rate of $1.40 per share starting with the fourth quarter 2012 payment. That policy may change and is subject to numerous conditions and variables. See the section entitled “Dividends” in Item 5 of this Form 10-K.
On December 31, 2012, the Company had cash and cash equivalents outside the United States of $20.6 million, or 77% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States taxes to repatriate these funds.
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
As part of the CNA settlement process, in February 2012, our Mexican subsidiary, Fosfatados, was required to pay disputed higher water rates and discounted surcharges and penalties for 2009 and 2010, totaling approximately $2.8 million, which was less than the amounts previously accrued for potential liability associated with those years. We agreed to make those payments as part of the settlement of the New York Litigation. In addition, Fosfatados paid the higher rates demanded by CNA for 2011 and intends to continue to pay the higher rates going forward. The Company still maintains approximately an $11 million liability for the remaining 2005 - 2008 CNA tax water claims.
Capital Expenditures
Capital expenditures were $33 million in 2012, with a higher spend rate in the fourth quarter as activity increased on some of the larger initiatives that had been delayed from earlier in the year by changes in engineering specifications.

Investment continues to be focused on capacity enhancements for US / Canada and Mexico Specialty Ingredients facilities, expanding geographically, including the investment in China, and enhancing Mexico's capability to process multiple grades of rock, consistent with the Company's supply chain diversification strategy. Our expectation for 2013 is for capital expenditure in the $40-45 million range.

Contractual Obligations and Commercial Commitments
The following table sets forth our long-term contractual cash obligations as of December 31, 2012 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Term loan and revolver borrowings (1)	$176,000	$4,000	$4,000	$4,000	$4,000	$160,000	$—
Future Service Pension Benefits	11,801	716	882	1,021	1,113	1,209	6,860
Other (2)	586,254	149,903	149,903	102,603	66,853	66,853	50,139
Operating Leases	19,800	5,114	4,274	3,414	2,004	1,693	3,301
Total contractual cash obligations	$793,855	$159,733	$159,059	$111,038	$73,970	$229,755	$60,300
  ______________________

(1)	Amounts exclude interest payments. Interest on the $176.0 million current balance of the term loan and revolver borrowings at current rates would be approximately $4.3 million annually.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

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
Our market capitalization during fourth quarter of 2012 exceeded the book value of our equity.
Our reporting units for goodwill purposes are Specialty Phosphates United States, Specialty Phosphates Canada, Specialty Phosphates Mexico and GTSP & Other. As of December 31, 2012, the fair values of our reporting units were substantially greater than their carrying values.
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
The fair value of the options granted during 2012, 2011 and 2010 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected volatility	53.2%	54.4%	57.5%
Dividend yield	2.4%	2.3%	3.6%
Risk-free interest rate	1.3%	2.3%	2.8%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of stock options	$20.41	$17.14	$10.46

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
In the United States, salaried and hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Union-represented hourly employees at our Nashville site are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay whose benefit accruals were frozen as of August 1, 2007, after which the Nashville union employees began participating in the Company’s existing noncontributory defined contribution benefit plan. All plans were established by Innophos in 2004.
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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $74. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $172.
Recently Issued Accounting Standards
New accounting standards effective in 2012 are described in the Recent Accounting Pronouncements section in Note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”.

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
At December 31, 2012, we had $100.0 million principal amount of term loan debt and a $225.0 million revolving credit facility, of which $76.0 million was outstanding, both of which are variable rate debt and approximate fair value. Total remaining availability was $147.1 million, taking into account $1.9 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility in December of 2012, we entered into an interest rate swap with a swap start date of December 31, 2012, swapping the LIBOR exposure on $100 million of floating rate debt under the new senior facility to a fixed rate to maturity obligation of 0.9475% expiring in December 2017. The fair value of this interest rate swap is a liability of approximately $1.0 million as of December 31, 2012.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $76.0 million outstanding borrowings as floating rate debt (not included in the swap) under our revolving credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.8 million per year.
From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. We did enter into an economic hedge for approximately 75% of our 2012 U.S. & Canada natural gas requirements.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Innophos Holdings, Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innophos Holdings, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(b) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Controls over Financial Reporting, management has excluded Triarco from its assessment of internal controls over financial reporting as of December 31, 2012, the year of the acquisition due to the close proximity of the acquisition date to the date of management's assertion of the effectiveness of the Company's internal control over financial reporting. We have also excluded Triarco from our audit of internal controls over financial reporting. Triarco is a wholly owned subsidiary whose total assets and total net sales represent 6.4% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 20, 2013

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$26,815	$35,242
Accounts receivable, net	94,033	104,421
Inventories	163,606	169,728
Other current assets	99,927	75,316
Total current assets	384,381	384,707
Property, plant and equipment, net	195,723	187,421
Goodwill	83,214	61,587
Intangibles and other assets, net	75,948	53,300
Total assets	$739,266	$687,015
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,000
Accounts payable, trade and other	36,485	32,640
Other current liabilities	46,030	71,609
Total current liabilities	86,515	108,249
Long-term debt	172,000	148,000
Other long-term liabilities	36,428	37,558
Total liabilities	$294,943	$293,807
Commitments and contingencies (note 16)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,110,249 and 21,770,641; outstanding 21,830,870 and 21,620,119 shares	22	22
Paid-in capital	115,782	112,193
Common stock held in treasury, at cost (279,379 and 150,522 shares)	(12,411)	(6,156)
Retained earnings	346,866	292,144
Accumulated other comprehensive loss	(5,936)	(4,995)
Total stockholders' equity	444,323	393,208
Total liabilities and stockholders' equity	$739,266	$687,015

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Year Ended December 31,
	2012	2011	2010
Net sales	$862,399	$810,487	$714,231
Cost of goods sold	684,979	605,172	556,826
Gross profit	177,420	205,315	157,405
Operating expenses:
Selling, general and administrative	64,320	65,380	59,564
Research & development expenses	3,107	2,923	2,405
Total operating expenses	67,427	68,303	61,969
Operating income	109,993	137,012	95,436
Interest expense, net	5,977	5,726	28,289
Foreign exchange losses (gains)	(1,957)	875	659
Income before income taxes	105,973	130,411	66,488
Provision for income taxes	31,783	43,889	21,333
Net income	$74,190	86,522	45,155
Net income attributable to common shareholders	$74,150	$86,522	$45,141
Per share data (see Note 12):
Income per share:
Basic	$3.40	$3.99	$2.11
Diluted	$3.30	$3.83	$2.02
Weighted average shares outstanding:
Basic	21,795,155	21,694,453	21,421,226
Diluted	22,475,881	22,578,567	22,359,447

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $71, $448 and ($136))	$(114)	$(732)	$223
Change in pension and post-retirement plans, (net of tax $572, $388 and $140)	(827)	(1,174)	(1,062)
Other comprehensive (loss) income, net of tax	$(941)	$(1,906)	$(839)
Comprehensive income	$73,249	$84,616	$44,316

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance December 31, 2009	21,334	$21	$197,541	$100,066	$(2,250)	$295,378
Net income			45,155			45,155
Other comprehensive loss, (net of tax $4)					(839)	(839)
Proceeds from stock award exercises and issuances	119			236		236
Issuance of annual retainer stock to external Board of Directors	11					—
Share-based compensation				5,090		5,090
Excess tax benefits from exercise of stock options				640		640
Dividends declared			(14,944)			(14,944)
Balance, December 31, 2010	21,464	$21	$227,752	$106,032	$(3,089)	$330,716
Net income			86,522			86,522
Other comprehensive loss, (net of tax $836)					(1,906)	(1,906)
Proceeds from stock award exercises and issuances	300	1		(2,600)		(2,599)
Issuance of annual retainer stock to external Board of Directors	7					—
Share-based compensation				6,250		6,250
Excess tax benefits from exercise of stock options				2,511		2,511
Common stock repurchases	(151)			(6,156)		(6,156)
Dividends declared			(22,130)			(22,130)
Balance, December 31, 2011	21,620	$22	$292,144	$106,037	$(4,995)	$393,208
Net income			74,190			74,190
Other comprehensive loss, (net of tax $643)					(941)	(941)
Proceeds from stock award exercises and issuances	332			(2,255)		(2,255)
Issuance of annual retainer stock to external Board of Directors	8					—
Share-based compensation				1,912		1,912
Excess tax benefits from exercise of stock options				3,931		3,931
Common stock repurchases	(150)			(7,254)		(7,254)
Treasury stock reissued for acquisition of business	21			1,000		1,000
Dividends declared			(19,468)			(19,468)
Balance, December 31, 2012	21,831	$22	$346,866	$103,371	$(5,936)	$444,323

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$74,190	$86,522	$45,155
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	42,334	43,676	49,471
Amortization of deferred financing charges	884	608	7,150
Deferred income tax provision (benefit)	167	5,379	(6,680)
Deferred profit sharing	—	(286)	(2,064)
Share-based compensation	1,912	6,250	5,090
Changes in assets and liabilities:
Decrease in restricted cash	—	—	1,749
Decrease (increase) in accounts receivable	13,017	(28,154)	(18,346)
Decrease (increase) in inventories	12,154	(45,021)	(9,546)
(Increase) decrease in other current assets	(21,283)	3,238	(34,270)
Increase (decrease) in accounts payable	2,059	(5,939)	16,716
(Decrease) increase in other current liabilities	(20,573)	(14,685)	24,522
Changes in other long-term assets and liabilities	(3,456)	(5,242)	(2,989)
Net cash provided from operating activities	101,405	46,346	75,958
Cash flows used for investing activities:
Capital expenditures	(33,060)	(34,195)	(31,192)
Acquisition of businesses, net of cash acquired	(71,706)	(20,533)	—
Net cash used for investing activities	(104,766)	(54,728)	(31,192)
Cash flows from financing activities:
Proceeds from exercise of stock options	528	484	236
Long-term debt borrowings	333,000	22,000	170,000
Long-term debt repayments	(309,000)	(19,000)	(267,000)
Deferred financing costs	(1,461)	—	(2,828)
Excess tax benefits from exercise of stock options	3,931	2,511	640
Common stock repurchases	(7,254)	(6,156)	—
Dividends paid	(24,810)	(19,921)	(14,559)
Net cash used for financing activities	(5,066)	(20,082)	(113,511)
Net change in cash	(8,427)	(28,464)	(68,745)
Cash and cash equivalents at beginning of period	35,242	63,706	132,451
Cash and cash equivalents at end of period	$26,815	$35,242	$63,706

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation:
Summary of Significant Accounting Policies
Fiscal Year
Our fiscal year end is December 31.
Description of Business and Principles of Consolidation
Innophos is a leading international producer of mineral based performance-critical specialty ingredients with applications in food, beverage, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacture with a growing capability in a broad range of other specialty ingredients, to supply a product range produced to the highest standards of quality and consistency demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture, performance or nutritional content of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.
In October 2011, Innophos acquired 100% of the stock of Kelatron's holding company, KI Acquisition, Inc., for a purchase price of approximately $21 million, subject to specified adjustments. Founded in 1975 and based in Ogden, Utah , Kelatron is a leading producer of technically advanced bioactive mineral ingredients, with a high quality base of customers in the supplement and sports nutrition markets. Bioactive mineral ingredients are manufactured to enhance the digestive system's ability to absorb these essential minerals. Kelatron products deliver a wide range of minerals that are essential in small quantities to a balanced diet (micronutrients) and are highly complementary to the macronutrients of calcium, magnesium, potassium and phosphorus currently manufactured by Innophos.
In July 2012, Innophos acquired 100% of the equity of AMT Labs, Inc. and an affiliated real estate company holding all AMT real property for $26.9 million, with $19.4 million being allocated to the AMT purchase and $7.5 million being allocated to the real estate entity. Located in North Salt Lake, Utah, AMT has been manufacturing bioactive mineral ingredients for the food, beverage, confectionary and dietary supplement industries for more than 20 years.
In December 2012, Innophos purchased all of Triarco Industries, Inc., ("Triarco"), assets for $45 million in cash plus $1 million in shares of Innophos Holdings, Inc. Common Stock. Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage, dietary supplement and nutraceutical industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important benefits in growing markets such as sports nutrition, dietary supplements and fortified beverages.
Innophos Holdings, Inc. is the parent of Innophos Investments Holdings, Inc., which is the parent to Innophos Investments II, Inc., which owns 100% of Innophos, Inc; all are incorporated under the laws of the State of Delaware. All intercompany transactions are eliminated in consolidation.
Out of Period Adjustments
During the second quarter of fiscal 2012, we identified certain adjustments in our financial statements related to 2011 through the first quarter of fiscal 2012. We corrected the items during the second quarter of fiscal 2012, which had the effect of increasing cost of goods sold by $2.4 million and decreasing net income by $1.6 million. These prior period adjustments are not material to the financial results of the previously issued annual financial statements or the 2012 financial statements.
Certain prior year balances have been reclassified to conform to current year presentation.
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
Long-Lived Assets
Under ASC 360,” Property, Plant, and Equipment,” long-lived assets including property, plant and equipment and amortizable intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset or asset group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Goodwill
Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. ASC 350, “Intangibles—Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. During 2012, the Company adopted new accounting guidance, which provides an option for companies to use a qualitative approach to test goodwill for impairment, if certain conditions are met. If after the qualitative assessment, an entity determines that it's more likely than not that the fair value of a reporting unit exceeds the carrying amount, then performing the traditional two-step impairment test is unnecessary. If a company determines otherwise, then it is required to perform the first step of the two-step impairment test. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year.
Other Intangible Assets
Other intangible assets, which consist of developed technology, customer relationships, tradenames, a non-compete agreement, patents, licenses and software, are amortized on a straight-line basis over their estimated useful lives which can be up to twenty years.
Revenue Recognition
Revenue from sales of our products to our customers is recognized when title and risk of loss passes to the customer, which occurs either upon shipment or delivery, depending upon the agreed sales terms with customers. In the United States and Canada, the Company records estimated reductions to revenue for distributor incentives and customer incentives such as rebates, at the time of the initial sale. Distributor and customer incentives in Mexico are immaterial to the financial statements. The estimated reductions are based on the sales terms, historical experience and trend analysis. Accruals for distributor incentives are reflected as a direct reduction to accounts receivable and accruals for rebates are recorded as accrued expenses. This analysis requires a significant amount of judgment from management. Changes in the assumptions used to calculate these estimates or changes resulting from actual results are recorded against revenue in the period in which the change occurs.
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
Legal Costs
The Company expenses legal costs as incurred, including those legal costs which may be incurred in connection with a loss contingency.
Income Taxes
The Company’s United States subsidiaries file a consolidated U.S. tax return. The Company's Mexican subsidiaries filed a consolidated Mexico tax return. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.
Deferred tax assets are assessed for realizability and a valuation allowance is provided if a portion of the associated tax benefit is not expected to be realized.
If any material uncertain tax positions arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. Other than the assessments disclosed in Note 15, Income Taxes, as of December 31, 2012, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is composed of net income (loss), adjusted for changes in comprehensive income items such as changes in defined benefit pension plan funded status.
Stock Options
The Company recognizes compensation expense for its Long-Term Incentive Plans (LTIP). Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. Refer to Note 11 for additional information.
Business Combinations
An acquired business is included in the consolidated financial statements upon obtaining control of the acquired assets. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill. For business combinations

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

entered into after January 1, 2009, legal costs, audit fees, business valuation costs, and all other business acquisition costs are expensed when incurred.
Recently Issued Accounting Standards
Adopted
In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between U.S. GAAP and International Financial Reporting Standards. These changes both clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity's use of a nonfinancial asset in a way that differs from the asset's highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes became effective for the Company on January 1, 2012. The implementation of this standard did not have a material impact on the Company's consolidated financial position and results of operations.
Issued but not yet adopted
In July 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, thus, whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The implementation of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

2. Restricted Cash:
Restricted cash consisted of escrow funds agreed to be deposited in connection with a dispute between the Company and a third party. The dispute was settled on February 24, 2010 and the funds were disbursed to the third party in accordance with the settlement terms.

3. Inventories:
Inventories consist of the following:

	2012	2011
Raw materials	$49,856	$44,937
Finished products	104,228	116,488
Spare parts	9,522	8,303
	$163,606	$169,728

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2012 and December 31, 2011 were $11,551 and $9,911, respectively.

4. Other Current Assets:
Other current assets consist of the following:

	2012	2011
Rhodia indemnity receivable for CNA water tax claims (see note 16)	$—	$13,571
Creditable taxes (value added taxes)	35,181	20,473
Vendor inventory deposits (prepaid)	19,445	19,671
Prepaid income taxes	22,000	4,829
Other prepaids	6,806	2,585
Deferred income taxes	13,611	10,347
Other	2,884	3,840
	$99,927	$75,316

5. Property, Plant and Equipment, net:
Property, plant and equipment, at cost, consist of the following:

	2012	2011
Land and buildings	$104,532	$93,911
Machinery and equipment	406,727	383,767
Construction-in-progress	20,708	8,823
	531,967	486,501
Less accumulated depreciation	336,244	299,080
	$195,723	$187,421

Depreciation expense, excluding depreciation expense in changes of inventory, was $37,930, $39,006 and $43,056 in 2012, 2011 and 2010, respectively. Unamortized capitalized software, included in machinery and equipment, was $21,572 and $24,441 for the years ended December 31, 2012 and December 31, 2011, respectively.

6. Goodwill:

	Specialty Phosphates US	Specialty Phosphates Canada	Specialty Phosphates Mexico	GTSP & Other	Total
Balance, December 31, 2010	$7,237	$2,530	$38,584	$3,355	$51,706
Investment in Kelatron	9,881				9,881
Balance, December 31, 2011	$17,118	$2,530	$38,584	$3,355	$61,587
Investment in AMT	5,047				5,047
Investment in Triarco	16,614				16,614
Investment in Kelatron	(34)				(34)
Balance, December 31, 2012	$38,745	$2,530	$38,584	$3,355	$83,214

7. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	2012	2011
Developed technology and application patents, net of accumulated amortization of $16,155 for 2012 and $13,980 for 2011	7-20	28,325	24,010
Customer relationships, net of accumulated amortization of $7,666 for 2012 and $5,957 for 2011	5-15	29,384	13,333
Tradenames and license agreements, net of accumulated amortization of $4,852 for 2012 and $4,246 for 2011	5-20	12,598	5,974
Non-compete agreement, net of accumulated amortization of $644 for 2012 and $567 for 2011	4-10	666	73
Total Intangibles		$70,973	$43,390
Deferred financing costs, net of accumulated amortization of $1,092 for 2012 and $837 for 2011 (see note 9)		$2,567	$1,991
Deferred income taxes		—	5,450
Other Assets		2,408	2,469
Total other assets		$4,975	$9,910
		$75,948	$53,300

Amortization expense for intangibles was $4,567, $3,528 and $3,377 in 2012, 2011 and 2010, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2013	2014	2015	2016	2017
Intangible amortization expense	$6,920	$6,893	$6,852	$6,904	$6,701

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
In 2011, the Company acquired $10.2 million of intangible assets as part of its acquisition of Kelatron Corporation and in 2012, acquired $10.1 million and $22.1 million as part of its acquisitions of AMT and Triarco, respectively. (see Note 22).

8. Other Current Liabilities:
Other current liabilities consist of the following:

	2012	2011
CNA water tax claims (see Note 16)	$10,855	$31,523
Payroll related	10,723	11,708
Taxes other than income taxes	8,352	5,885
Benefits and pensions	6,727	7,717
Freight and rebates	4,604	4,418
Dividends payable	—	5,405
Other	4,769	4,953
	$46,030	$71,609

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:
Short-term borrowings and long-term debt consist of the following:

	2012	2011
Term loan due 2017	$100,000	$95,000
Revolver borrowings under the credit facility	76,000	57,000
Total borrowings	$176,000	$152,000
Less current portion	4,000	4,000
Long-term debt	$172,000	$148,000

In August, 2010, Innophos entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders (collectively, the “Lenders”). This agreement was amended and restated on December 21, 2012 increasing the Company's borrowing capacity, reducing interest rates extending the maturity to December 21, 2017. The Credit Agreement provides Innophos with a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Prepayments of term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013. Interest accruing on amounts borrowed under the term loan and revolving line is based on an applicable margin over LIBOR (London Interbank Offered Rate) or bank base rate, ranging from 125 to 225 basis points for LIBOR and 25 to 125 basis points for base rate loans, in each case with loan period and interest alternative as chosen by the Company, which margin is adjusted quarterly depending on a total leverage ratio (as computed under the Credit Agreement) for the period in question. Commitment fees on the unused revolving line range from 15 to 37.5 basis points, depending on total leverage ratio (as computed under the Credit Agreement) for the period in question. The current applicable margin for LIBOR based loans, base rate loans and the commitment fee are 150, 50 and 20 basis points, respectively.
The Credit Agreement also provides for possible additional revolving indebtedness under an incremental facility of up to $50.0 million (i.e. an aggregate of revolving capacity up to $275.0 million) upon future request by Innophos Holdings, Inc. to existing Lenders (and depending on their consent) or from other willing financial institutions invited by the Company and reasonably acceptable to the administrative agent to join in the Credit Agreement. This revolving credit facility increase, if implemented, may provide for higher applicable margins to either the increased portion or possibly the entire revolving credit facility, with limitations, for interest rates than those in effect for the original revolving commitments under the Credit Agreement.
The obligations of the Company under the Credit Agreement are secured by first priority liens on substantially all the United States assets of the Company, as well as a pledge of 65% of the voting equity of entities holding the Companies’ foreign subsidiaries.
The Credit Agreement contains representations given to the Lenders about the nature and status of the Companies’ business that serve as conditions to future borrowings, and affirmative, as well as negative, covenants typical of senior facilities of this kind that prohibit or limit a variety of actions by the Companies and their subsidiaries generally without the Lenders’ approval. These include covenants that affect the ability of those entities, among other things, to (a) incur or guarantee indebtedness, (b) create liens, (c) enter into mergers, recapitalizations or assets purchases or sales, (d) change names, (e) make certain changes to their business, (f) make restricted payments that include dividends, purchases and redemptions of equity (g) make advances, investments or loans, (h) effect sales and leasebacks or (i) enter into transactions with affiliates, (j) allow negative pledges or limitations on the repayment abilities of subsidiaries or (k) amend subordinated debt. However, subject to continued compliance with the overall leverage restrictions described in more detail below, the Companies retain flexibility under the Credit Agreement to develop their business and achieve strategic goals by, among other things, being permitted to take on additional debt, pay dividends (as long as the Total Leverage Ratio shall be .25 less than the then applicable level described below), re-acquire equity and make domestic acquisitions. Foreign acquisitions and investments are also permitted up to a fixed limit which is set initially at $100.0 million and can increase with ongoing cash generation up to as high as $300.0 million.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Among its affirmative covenants, the Credit Agreement requires the Companies to maintain the following consolidated ratios (as defined and calculated according to the Credit Agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.00 to 1.00.
(b) “Senior Leverage Ratio” less than or equal to 2.50 to 1.00.
(c) “Fixed Charge Coverage Ratio” greater than or equal to 1.25 to 1.00.
As of December 31, 2012, the Total Leverage Ratio, Senior Leverage Ratio, and Fixed Charge Coverage Ratio calculated in accordance with the agreement were 1.17, 1.17 and 1.85, respectively.
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
Fees and expenses incurred in 2010 with the execution of the Credit Agreement were approximately $2.8 million. This amount was recorded as deferred financing costs and amortized over the initial term of the Credit Agreement using the effective interest method. Additional fees and expenses incurred with the amended and restated Credit Agreement were approximately $1.5 million. This amount was recorded as deferred financing costs and will be amortized, along with the residual value of the initial fees and expenses incurred in 2010, over the new term of the Credit Agreement using the effective interest method. In addition, in connection with the amendment and restatement of the Credit Agreement, the Company charged to earnings approximately $0.3 million of accelerated deferred financing charges in the fourth quarter of 2012.
As of December 31, 2012, $100.0 million was outstanding under the Term Loan and $76.0 million was outstanding under the revolving line of credit, both of which approximate fair value, with total availability at $147.1 million, taking into account $1.9 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.2%.
Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt under the new senior facility to a fixed rate to maturity obligation of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level II) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is a liability of approximately $1.0 million as of December 31, 2012.
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
Total interest paid by the Company for all indebtedness for 2012, 2011 and 2010 was $5,432, $6,046 and $29,709.
As of December 31, 2012, the Company was in full compliance with all debt covenant requirements.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Year Ended December 31,
	2012	2011	2010
Interest expense	$5,419	$5,802	$22,309
Deferred financing cost	884	608	7,150
Interest income	(65)	(238)	(329)
Less: amount capitalized for capital projects	(261)	(446)	(841)
Total interest expense, net	$5,977	$5,726	$28,289

10. Other Long-Term Liabilities:
Other long-term liabilities consist of the following:

	2012	2011
Deferred income taxes	$21,497	$24,308
Pension and post retirement liabilities (U.S. and Canada only)	7,253	6,185
Environmental liabilities	1,100	1,100
Profit sharing liabilities	4,435	3,795
Other liabilities	2,143	2,170
	$36,428	$37,558

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

Restricted Stock
There were a total of 6,700 restricted shares granted in the first quarter of 2009 and the first quarter of 2010 with a fair value of $0.1 million. These awards are classified as equity awards and vested at varying times through January 31, 2011. The related compensation expense is based on the date of grant share price of $8.24 and $27.55 for the 2009 and 2010 grants, respectively. The compensation expense was amortized on a straight-line basis over the requisite vesting period.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Stock Options
On October 22, 2007 the Company granted 287,200 non-qualified stock options at an exercise price of $15.20 per share to certain employees with a fair value of $1.0 million. The non-qualified stock options vest annually over three years with a ten year term from date of grant.
On December 19, 2007 the Company granted 2,000 non-qualified stock options to a certain employee at an exercise price of $14.47 per share with a fair value of $7. The non-qualified stock options vest annually over three years with a ten year term from date of grant.
On April 25, 2008 the Company granted 248,550 non-qualified stock options at an exercise price of $18.38 per share to certain employees with a fair value of $0.9 million. The non-qualified stock options vest annually over three years with a ten year term from date of grant.
On May 7, 2009 and June 2, 2009 the Company granted 84,651 and 136,849 non-qualified stock options at an exercise price of $14.57 per share to certain employees with a fair value of $0.5 million and $0.9 million, respectively. The non-qualified stock options vest annually over three years with a ten year term from date of grant.
On March 11, 2010 the Company granted 169,150 non-qualified stock options at an exercise price of $25.68 per share to certain employees with a fair value of $1.7 million. The non-qualified stock options vest annually over three years with a ten year term from date of grant.
On March 10, 2011 the Company granted 95,920 non-qualified stock options at an exercise price of $39.67 per share to certain employees with a fair value of $1.6 million. The non-qualified stock options vest annually over three years with a ten year term from date of grant.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

At December 31, 2012, assuming all performance share grants are at maximum, there were approximately 1.6 million shares available for future grants under the 2009 Plan.
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
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2012	2011	2010
Stock options	$1,436	$1,601	$1,969
Restricted stock	236	6	62
Performance shares	(120)	4,343	2,759
Stock grants	360	300	300
Total stock-based compensation expense	$1,912	$6,250	$5,090

A summary of stock option activity during the three years ended December 31, 2012, is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	919,086	$12.89
Granted	169,150	25.68
Forfeited / Surrendered	(49,702)	15.59
Exercised	(117,568)	7.61
Outstanding at December 31, 2010	920,966	$15.77
Exercisable at December 31, 2010	537,317	$12.64
Outstanding at January 1, 2011	920,966	$15.77
Granted	95,920	39.67
Forfeited / Surrendered	(25,531)	17.18
Exercised	(91,213)	13.10
Outstanding at December 31, 2011	900,142	$18.55
Exercisable at December 31, 2011	620,677	$14.45
Outstanding at January 1, 2012	900,142	$18.55
Granted	39,683	50.12
Forfeited / Surrendered	(37,238)	16.62
Exercised	(181,165)	9.34
Outstanding at December 31, 2012	721,422	$22.69
Exercisable at December 31, 2012	545,829	$17.92

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The fair value of the options granted during 2012, 2011 and 2010 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected volatility	53.2%	54.4%	57.5%
Dividend yield	2.4%	2.3%	3.6%
Risk-free interest rate	1.3%	2.3%	2.8%
Expected term	6	6	6
Weighted average grant date fair value of stock options	$20.41	$17.14	$10.46

Prior to 2009, since Innophos Holdings, Inc. was a newly public entity and has limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based solely on peer group historical volatility data equaling the expected term. Since 2009, the Company has chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	479,614	$15.43
Granted (at targeted return on invested capital)	79,500	25.68
Forfeited	(9,100)	15.65
Vested	(281,180)	15.94
Adjustment to estimate of shares to be earned	—	—
Outstanding at December 31, 2010	268,834	$17.92
Outstanding at January 1, 2011	268,834	$17.92
Granted (at targeted return on invested capital)	50,970	39.67
Forfeited	—	—
Vested	(189,534)	14.57
Adjustment to estimate of shares to be earned	79,300	25.68
Outstanding at December 31, 2011	209,570	$29.08
Outstanding at January 1, 2012	209,570	$29.08
Granted (at targeted return on invested capital)	43,106	50.12
Forfeited	—	—
Vested	(138,781)	25.68
Adjustment to estimate of shares to be earned	(113,895)	41.19
Outstanding at December 31, 2012	—	$—

The total intrinsic value of options exercised and stock grants during 2012, 2011 and 2010 was $8.3 million, $2.8 million and $2.2 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2012

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

was $16.8 million and $16.0 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Stock Options	Performance Based
Amount	$1,052	$—
Weighted-average years to be recognized	1.0	—
During 2011 the Board of Directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management’s discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. As of December 31, 2012, there is a balance of $36.6 million remaining under the repurchase program.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Year Ended December 31,
	2012	2011	2010
Net income	74,190	86,522	45,155
Less: earnings attributable to unvested shares	(40)	—	(14)
Net income available to common shareholders	$74,150	$86,522	$45,141
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,795,155	21,694,453	21,421,226
Dilutive effect of stock equivalents	680,726	884,114	938,221
Diluted number of weighted average common shares outstanding	22,475,881	22,578,567	22,359,447
Earnings per common share:
Earnings per common share—Basic	$3.40	$3.99	$2.11
Earnings per common share—Diluted	$3.30	$3.83	$2.02

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 40,696, 225,848 and 532,759 for the years ended 2012, 2011 and 2010, respectively.

13. Dividends
The following is the dividend activity for 2012, 2011 and 2010:

	2012
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.27	$0.27	$—	$0.35	$0.89
Dividends declared – aggregate	5,885	5,891	—	7,629	$19,405
Dividends paid – per share	0.25	0.27	0.27	0.35	$1.14
Dividends paid – aggregate	5,405	5,885	5,891	7,629	$24,810

	2011
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.25	$0.25	$0.25	$0.25	$1.00
Dividends declared – aggregate	5,426	5,442	5,404	5,405	$21,677
Dividends paid – per share	0.17	0.25	0.25	0.25	$0.92
Dividends paid – aggregate	3,649	5,426	5,442	5,404	$19,921

	2010
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.17	$0.17	$—	$0.34	$0.68
Dividends declared – aggregate	3,640	3,641	—	7,293	$14,574
Dividends paid – per share	0.17	0.17	0.17	0.17	$0.68
Dividends paid – aggregate	3,633	3,640	3,641	3,645	$14,559

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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $74. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $172.
The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2013 are as follows:

	Pension	Other Benefits	Total
Prior service cost	$104	$—	$104
Net actuarial loss/(gain)	382	37	419
Transition obligation	—	30	30

The changes in benefit obligations recognized in other comprehensive loss during 2012 and 2011 are as follows:

	Pension Benefits		Other Benefits		Total
	2012	2011	2012	2011	2012	2011
Change in accumulated other comprehensive income
Amortization of net gain	$(276)	$(165)	$(47)	$38	$(323)	$(127)
Amortization of prior service cost / transition obligation	(104)	(107)	37	(163)	(67)	(270)
Prior service cost arising during period from amendments	—	—	—	(533)	—	(533)
Net loss arising during period	1,243	2,118	546	374	1,789	2,492
Total change in accumulated other comprehensive income	863	1,846	536	(284)	1,399	1,562
Deferred taxes	(331)	(503)	(241)	115	(572)	(388)
Net amount recognized	$532	$1,343	$295	$(169)	$827	$1,174

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

U.S. Plans
Obligations and Funded Status—U.S. Plans At December 31

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Accumulated benefit obligation	$2,719	$2,461	$4,435	$3,404
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$2,461	$2,143	$3,404	$3,348
Service cost	—	—	327	284
Interest cost	110	111	161	140
Actuarial loss (gain)	178	231	678	249
Actual benefits paid	(30)	(24)	(135)	(84)
Plan amendments	—	—	—	(533)
Projected benefit obligation at end of year	$2,719	$2,461	$4,435	$3,404
Change in plan assets
Fair value of trust assets at beginning of year	$1,369	$1,252	$—	$—
Actual return on plan assets	52	(9)	—	—
Employer contributions	170	150	135	84
Actual benefits paid	(30)	(24)	(135)	(84)
Fair value of trust assets at end of year	$1,561	$1,369	$—	$—
Funded status of the plan	$(1,158)	$(1,092)	$(4,435)	$(3,404)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(221)	(150)
Noncurrent liabilities	(1,158)	(1,092)	(4,214)	(3,254)
Net amounts recognized	$(1,158)	$(1,092)	$(4,435)	$(3,404)
Amounts recognized in accumulated other comprehensive income
Prior service (credit) cost	$—	$—	$—	$(68)
Net actuarial loss (gain)	728	507	126	(551)
Total amount recognized	$728	$507	$126	$(619)
Deferred taxes	(277)	(193)	(48)	235
Net amount recognized	451	314	78	(384)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$—	$—	$—	$327	$284	$338
Interest cost	110	111	109	161	140	164
Expected return on assets	(110)	(77)	(86)	—	—	—
Amortization of:
Prior service cost	—	—	—	(67)	132	239
Actuarial (gain) loss	14	—	(7)	—	(78)	(97)
Net periodic cost	$14	$34	$16	$421	$478	$644
Weighted average assumptions for balance sheet liability at end of year
Discount rate	4.00%	4.50%	5.25%	3.75%	4.25%	5.00%
Expected long-term rate of return	6.35%	6.72%	5.00%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.00%	3.00%	3.00%
Weighted average assumptions for net periodic benefit cost at beginning of year
Discount rate	4.50%	5.25%	5.75%	4.25%	5.00%	5.50%
Expected long-term rate of return	6.72%	5.00%	6.00%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.00%	3.00%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2013	$70	$221
Fiscal 2014	85	282
Fiscal 2015	103	334
Fiscal 2016	117	390
Fiscal 2017	132	418
Fiscal Years 2018-2022	771	2,047

Innophos expects to contribute approximately $0.1 million to its U.S. defined benefit pension plan in 2013.
The estimated actuarial gain, prior service cost, and transition obligation (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2013 fiscal year are $57, $0 and $0, respectively.
The estimated actuarial gain, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2013 fiscal year are $0, $0 and $0, respectively.
Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
The investment policy for the Company’s defined benefit pension plan is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Innophos, Inc.’s defined benefit pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2012 and 2011 by asset category are as follows:

	Plan Assets at December 31
	2012	2011
Asset Category
Equity securities	39.5%	17.6%
Fixed income securities	60.5	82.4
Total	100.0%	100.0%

The fair values of Innophos, Inc.’s pension plan assets at December 31, 2012 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$617	$617	$—	$—
Fixed income securities	944	944	—	—
	$1,561	$1,561	$—	$—

Defined Contribution Plan—U.S.
Innophos Inc.’s expense for the defined contribution plan was $3.3 million, $3.2 million and $3.2 million for 2012, 2011 and 2010, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans
Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Accumulated benefit obligation	$13,322	$11,657	$1,905	$1,876
Projected change in benefit obligation
Projected benefit obligation at beginning of year	$11,657	$10,224	$1,876	$1,650
Service cost	339	280	81	68
Interest cost	602	575	99	95
Plan amendments	—	316	—	—
Actuarial loss (gain)	878	883	(150)	143
Actual benefits paid	(392)	(363)	(39)	(39)
Exchange rate changes	238	(258)	38	(41)
Projected benefit obligation at end of year	$13,322	$11,657	$1,905	$1,876
Change in plan assets
Fair value of trust assets at beginning of year	$13,460	$12,946	$—	$—
Actual return on plan assets	939	239	—	—
Employer contributions	804	922	39	39
Actual benefits paid	(392)	(363)	(39)	(39)
Exchange rate changes	274	(284)	—	—
Fair value of trust assets at end of year	$15,085	$13,460	$—	$—
Funded status of the plan	$1,763	$1,803	$(1,905)	$(1,876)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$1,763	$1,803	$—	$—
Current liabilities	—	—	(30)	(38)
Noncurrent liabilities	—	—	(1,875)	(1,838)
Net amounts recognized	$1,763	$1,803	$(1,905)	$(1,876)
Amounts recognized in accumulated other comprehensive income
Net transition obligation	$—	$—	$200	$225
Prior service cost	209	306	—	—
Net actuarial loss	5,645	4,905	452	635
Total amount recognized	$5,854	$5,211	$652	$860
Deferred taxes	(1,550)	(1,303)	(173)	(215)
Net amount recognized	4,304	3,908	479	645

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$339	$280	$211	$81	$68	$54
Interest cost	602	575	543	99	95	85
Expected return on assets	(944)	(964)	(861)	—	—	—
Amortization of:
Actuarial loss (gain)	261	165	93	47	40	21
Prior service cost	104	107	102	—	—	—
Net transition obligation	—	—	—	30	31	30
Net periodic cost	$362	$163	$88	$257	$234	$190
Weighted average assumptions for balance sheet liability at end of year
Discount rate	4.25%	5.50%	5.50%	4.25%	5.00%	5.50%
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Weighted average assumptions for net periodic benefit cost at end of year
Discount rate	5.00%	5.50%	6.50%	5.00%	5.50%	6.50%
Expected long-term rate of return	6.50%	7.00%	7.00%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Accrued health care cost trend rates at end of year
Health care cost trend rate assumed for next year (initial rate)				10%	10%	10%
Rate to which the cost trend rate is assumed to decline (ultimate rate)				5%	5%	5%
Year that the rate reaches the ultimate rate				2019	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2012	2011
Effect of a change in the assumed rate of increase in health benefit costs
Effect of a 1% increase on:
Total of service cost and interest cost	$25	$35
Postretirement benefit obligation	$281	$343
Effect of a 1% decrease on:
Total of service cost and interest cost	$(20)	$(28)
Postretirement benefit obligation	$(226)	$(272)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2013 fiscal year are $326, $104 and $0, respectively.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2013 fiscal year are $37, $0 and $30, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2012 and 2011 by asset category are as follows:

	2012	2011
Asset Category
Equity securities	60.5%	53.8%
Debt securities	35.5	43.3
Other	4.0	2.9
Total	100.0%	100.0%

The fair values of Innophos Canada, Inc.’s pension plan assets at December 31, 2012 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$9,129	$9,129	$—	$—
Fixed income securities	5,356	—	5,356	—
Other	600	600	—	—
	$15,085	$9,729	$5,356	$—

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
Cash Flows
Contributions
Innophos Canada, Inc. contributed $0.8 million to its pension plan in 2012.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2013	$395	$30
Fiscal 2014	468	47
Fiscal 2015	526	58
Fiscal 2016	530	76
Fiscal 2017	570	89
Fiscal Years 2018-2022	3,455	587

Innophos plans to contribute approximately $0.8 million to its Canadian pension plan in 2013.
Defined Contribution Plans—Canada
Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2012, 2011 and 2010, respectively.

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

15. Income Taxes:
A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2012		2011		2010
	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$84,815	$25,973	$79,250	$30,831	$85,687	$22,462
Canada/Mexico/Europe/Asia	21,158	5,810	51,161	13,058	(19,199)	(1,129)
Total	$105,973	$31,783	$130,411	$43,889	$66,488	$21,333
Current income taxes		$31,616		$38,510		$28,013
Deferred income taxes		167		5,379		(6,680)
Total		$31,783		$43,889		$21,333

	Year Ended December 31,
	2012	2011	2010
Income tax expense at the U.S. statutory rate	$37,091	$45,645	$23,270
State income taxes	3,173	2,207	1,158
Domestic manufacturing deduction	(1,912)	(1,741)	(1,920)
CNA matter related non-taxable reimbursement	(3,101)	850	(3,253)
Foreign tax rate differential	(1,233)	(2,586)	1,050
Change in valuation allowance	(2,237)	—	—
Permanent book / tax differences	2	(486)	1,028
Provision for income taxes	$31,783	$43,889	$21,333

Net deferred tax assets were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2012	2011
Net current deferred tax assets	$13,611	$10,347
Net noncurrent deferred tax assets	—	5,450
Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	(21,497)	(24,308)
Net deferred tax assets (liabilities)	$(7,886)	$(8,511)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2012	2011
Deferred tax assets:
Inventories	$3,606	$4,877
Accrued liabilities	13,361	18,553
Tax losses	5,823	6,308
Total deferred tax assets	22,790	29,738
Deferred tax liabilities:
Gain on bond retirement	(1,344)	(1,361)
Intangibles	(5,136)	(5,062)
Fixed assets	(20,165)	(25,277)
Total deferred tax liabilities	(26,645)	(31,700)
Total valuation allowances	(4,031)	(6,549)
Net deferred tax assets (liabilities)	$(7,886)	$(8,511)

The U.S. operations do not have any Federal tax loss carry forwards as of December 31, 2012. The Company realized tax benefits of $3,931 and $2,511 from stock options exercised in 2012 and 2011, respectively.
The Company maintained a $4.0 million and $6.5 million valuation allowance at December 31, 2012 and 2011, respectively, primarily related to certain state net operating loss carryforwards as it is more likely than not that these tax benefits will not be realized. In 2012, the Company released $2.3 million of the valuation allowance on the state net operating loss carryforwards as it is more likely than not that these tax benefits will be realized. The state net operating losses will expire in the years 2013 through 2030.
As of December 31, 2012, taxes have not been provided on approximately $195.5 million of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.
The Company has recorded a tax contingency of $0.7 million, net of Federal benefit, for uncertain state income tax positions in accordance with ASC 740-10-05-6. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2006 through 2008. As of December 31, 2012, our subsidiary, Innophos Mexicana requested a refund of $2.4 million for the 2009 tax year which is being disputed by the Mexican tax authorities. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. In addition, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. On October 21, 2011, the Company filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. On January 3, 2013, the Company was notified that the Internal Revenue Service will conduct an examination of the Company's 2010 tax return. Other than the assessments mentioned above, as of December 31, 2012, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to December 31, 2013.
Income taxes paid were $45,080, $27,164 and $33,618 for 2012, 2011 and 2010, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Commitments and Contingencies:
Leases
Under agreements expiring through 2020, the Company leases railcars and other equipment under various operating leases. Rental expense for 2012, 2011 and 2010 was $6,172, $5,443 and $4,919, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2013	$5,114
2014	4,274
2015	3,414
2016	2,004
2017	1,693
Thereafter	3,301

Purchase Commitments and Supplier Concentration
The Company has multiple raw material supply contracts one of which with an initial term through 2018 with an automatic five year renewal term at prices established annually based on a formula. The minimum annual purchase obligation for several of these raw material supply contracts, at current prices, approximates $149.9 million for 2013.
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
The remedial action plan has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company’s best estimate, of $1.1 million as of December 31, 2012.
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
In the course of discussions with the Government Parties, the DOJ/EPA has required that we undertake, as an interim measure, the construction of a new filter unit that would replace the existing closed system and allow the removal and separate handling of the Filter Material. We built that unit, which is now in operation.
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
Mexican CNA Water Tax Claims
In January 2012, Fosfatados was served with CNA resolutions claiming higher water fees, surcharges and penalties for 2005 through 2008 for the total amount of approximately $10.9 million, at current exchange rates (net of regulatory discounts), for which the Company has recorded an accrual. The Company has timely contested the resolutions in Mexican Courts and posted security for the amount claimed by granting liens, in accordance with Mexican law, on specified production assets located at its Coatzacoalcos plant.
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
In addition, we are party to legal proceedings and contractual disputes that arise in the ordinary course of our business. Except as to the matters specifically discussed, management believes that these matters represent remote liabilities. However,

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

17. Financial Instruments and Concentration of Credit Risks:
The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 35%, 30% and 31%, respectively, of net sales for 2012, 2011 and 2010. No customer accounted for more than 10% of our sales in the last three years.

18. Valuation Allowances:
Valuation allowances as of December 31, 2012, 2011 and 2010, and the changes in the valuation allowances for the year ended December 31, 2012, 2011 and 2010 are as follows:

	Balance, January 1, 2012	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2012
Deferred taxes valuation allowances	$6,549	$(2,518)	$—	$—	$4,031
	Balance, January 1, 2011	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2011
Deferred taxes valuation allowances	$5,860	$689	$—	$—	$6,549
	Balance, January 1, 2010	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2010
Deferred taxes valuation allowances	$5,663	$197	$—	$—	$5,860

19. Segment Reporting:
The company discloses certain financial and supplementary information about its reportable segments, revenue by products and revenues by geographic area. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, in order to decide how to allocate resources and assess performance. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales on a ship-from basis. All references to sales in this Form 10-K, either on a ship-from or ship-to basis, are on the same basis of revenue recognition and are recognized when title and risk of loss passes to the customer, which occurs either upon shipment or delivery, depending upon the agreed sales terms with customers.
The Company's reportable segments reflect the core businesses in which Innophos operates and how it is managed. The Company reports its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products (GTSP & Other). Kelatron, AMT and Triarco are included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA, and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2012	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$569,816	$187,743	$104,840	$—	$862,399
Intersegment sales	1,779	55,830	409	(58,018)	—
Total sales	571,595	243,573	105,249	(58,018)	862,399
Operating income (a)	$86,002	$21,913	$2,078	—	$109,993
Depreciation and amortization expense	$23,214	$14,578	$4,542	$—	$42,334
Other data
Capital expenditures	$11,068	$20,481	$1,511	$—	$33,060
Long-lived assets	130,869	63,447	1,407	—	195,723
Total assets	715,508	296,315	6,655	—	1,018,478
Reconciliation of total assets to reported assets
Total assets	$715,508	$296,315	$6,655	$—	$1,018,478
Eliminations	(260,559)	(18,653)	—	—	(279,212)
Reported assets (b)	$454,949	$277,662	$6,655	$—	$739,266
For the year ended December 31, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$525,662	$186,211	$98,614	$—	$810,487
Intersegment sales	1,303	49,781	385	(51,469)	—
Total sales	526,965	235,992	98,999	(51,469)	810,487
Operating income (a)	$94,055	$21,948	$21,009	—	$137,012
Depreciation and amortization expense	$19,808	$18,050	$5,818	$—	$43,676
Other data
Capital expenditures	$25,323	$5,001	$3,871	$—	$34,195
Long-lived assets	127,020	59,384	1,017	—	187,421
Total assets	648,408	278,470	1,017	—	927,895
Reconciliation of total assets to reported assets
Total assets	$648,408	$278,470	$1,017	$—	$927,895
Eliminations	(230,840)	(10,040)	—	—	(240,880)
Reported assets (b)	$417,568	$268,430	$1,017	$—	$687,015

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2010	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$495,473	$145,078	$73,680	$—	$714,231
Intersegment sales	2,794	36,056	135	(38,985)	—
Total sales	498,267	181,134	73,815	(38,985)	714,231
Operating income	$101,286	$9,739	$(15,589)	—	$95,436
Depreciation and amortization expense	$28,367	$15,721	$5,383	$—	$49,471
Other data
Capital expenditures	$26,174	$5,000	$18	$—	$31,192
Long-lived assets	117,953	72,318	1,677	—	191,948
Total assets	555,550	270,866	1,677	—	828,093
Reconciliation of total assets to reported assets
Total assets	$555,550	$270,866	$1,677	$—	$828,093
Eliminations	(195,823)	(5,380)	—	—	(201,203)
Reported assets (b)	$359,727	$265,486	$1,677	$—	$626,890

(a)	The years ended December 31, 2012 and December 31, 2011, include a $3.4 million net benefit and a $21.0 million charge to earnings, respectively, for the CNA Fresh Water Claims in GTSP & Other.

(b)	GTSP & Other reflects only direct assets. All Mexico indirect assets are included in Specialty Phosphates Mexico.

	Year Ended December 31,
Product Revenues	2012	2011	2010
Specialty Ingredients	$514,535	$486,522	$450,923
Food & Technical Grade PPA	151,779	133,574	109,334
STPP & Detergent Grade PPA	91,246	91,777	80,294
GTSP & Other	104,839	98,614	73,680
Total	$862,399	$810,487	$714,231
	Year Ended December 31,
Geographic Revenues	2012	2011	2010
US	$471,851	$436,981	$409,903
Mexico	131,353	128,018	108,281
Canada	38,905	34,976	37,467
Other foreign countries	220,290	210,512	158,580
Total	$862,399	$810,487	$714,231

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

20. Quarterly information (unaudited):

	2012
	Quarters ended
	March 31		June 30		September 30	December 31	Total
Net sales	$228,252		$214,180		$211,188	$208,779	$862,399
Gross profit	55,868	(a)	42,368	(b)	42,779	36,405	177,420
Net income	27,588	(a)	16,504	(b)	16,706	13,392	74,190
Per share data:
Income per share:
Basic	$1.27	(a)	$0.76	(b)	$0.77	$0.61
Diluted	$1.22	(a)	$0.73	(b)	$0.74	$0.60
	2011
	Quarters ended
	March 31		June 30		September 30	December 31	Total
Net sales	$197,598		$201,627		$202,102	$209,160	$810,487
Gross profit	57,329		49,164		49,230	49,592	205,315
Net income	25,969		20,746		18,857	20,950	86,522
Per share data:
Income per share:
Basic	$1.19		$0.95		$0.87	$0.97
Diluted	$1.15		$0.92		$0.84	$0.93
(a) The first quarter of fiscal 2012 included benefits to earnings, primarily for the settlement with Rhodia on their liability for the charges to be paid the CNA for the Fresh Water Claims, decreasing cost of goods sold by $7.1 million and increasing net income by $7.2 million.
(b) The second quarter of fiscal 2012 included out of period adjustments increasing cost of goods sold by $2.4 million and decreasing net income by $1.6 million.

21. Related Party Transactions:
In 2009, Innophos Holdings, Inc. elected an independent director who also is the Chief Operating Officer of an Innophos customer, this independent director subsequently left his position at this customer in August of 2012. Pursuant to an existing sales agreement, in-place prior to the election of this director, the Company had sales to this customer of approximately $18.6 million, $16.6 million and $13.3 million in the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

22. Acquisitions:
The Company has made two recent acquisitions in the bioactive mineral ingredients sector and one recent acquisition in botanical and enzyme based specialty food ingredients. Bioactive mineral ingredients are mineral based ingredients for food, beverage and dietary supplement end markets that are manufactured to be readily digestible. Historically, Innophos has enjoyed a strong position in “macronutrients,” minerals such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. The human diet also requires smaller quantities of a wide range of other minerals such as chromium, selenium, zinc and iron classified as “micronutrients.” The bioactive mineral acquisitions described below have created a strong position for Innophos in micronutrient ingredients to complement the Company's existing strength in macronutrients while the acquisition of a botanical and enzyme based product line further enhances the Company's ability to supply a broad range of nutrition fortification solutions to its customers.
In October 2011, Innophos acquired privately held Kelatron Corporation in a transaction accounted for under the acquisition method of accounting for business combinations. Kelatron, based in Ogden, Utah, is a leading producer of technically advanced bioactive mineral ingredients, with a high quality base of customers in the dietary supplement and sports nutrition markets. The acquisition had a purchase price of approximately $21 million in cash, subject to working capital adjustments, and was funded from our revolving line of credit. The price was funded from our revolving line of credit. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. The reported consolidated financial condition and results of operations after completion of the acquisition reflect those fair values, and Kelatron's results of operations have been included in the consolidated financial statements from the date of acquisition. The purchase accounting for the acquisition has been closed and immaterial adjustments were recognized in the second quarter of 2012.
In July 2012, Innophos purchased AMT Labs, Inc. and an affiliated company holding real property to support future expansion. AMT, a privately held company based in North Salt Lake, Utah, has been manufacturing high quality bioactive mineral ingredients for the food, beverage, confectionary and dietary supplement industries for more than 20 years. The combined purchase price was $26.9 million in cash, with $19.4 million being allocated to the AMT purchase and $7.5 million being allocated to the real estate entity, plus a contingent payment arrangement. The arrangement provides for payments of up to $3.0 million if certain new market development opportunities, measured by adjusted revenue, are realized following the acquisition. The fair value of the contingent consideration arrangement is determined to be zero based on probability of achievement. The purchase consideration was funded from our revolving line of credit, as well as cash from operations.
For the year ended December 31, 2012, the Company's results of operations included revenues of $5.5 million and an immaterial effect on net income attributable to AMT. Acquisition related costs of $0.2 million were expensed as incurred and were included in selling, general and administrative expenses.
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition and will be included in the Specialty Phosphates US segment. The Company expects the goodwill created to be deductible for tax purposes. This transaction was treated as an asset purchase for U.S. federal tax purposes.
In December 2012, Innophos acquired the assets of Triarco Industries, Inc. ("Triarco"). Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage and dietary supplement industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important nutritional benefits and are often formulated with bioactive minerals and specialty phosphates. In the transaction, an Innophos subsidiary purchased all of Triarco's assets for $44.8 million in cash plus $1 million in shares of Innophos Holdings, Inc. Common Stock. The cash portion of the purchase price was financed by Innophos from borrowings under the company's senior credit facility. The acquisition includes potential for additional incentive compensation, payable to certain previous owners of Triarco who joined the Company, contingent upon success in delivering growth objectives over the next two years. Closing of the purchase occurred upon execution of the definitive agreements effective as of December 31, 2012. Acquisition related costs of $0.7 million were expensed as incurred and were included in selling, general and administrative expenses.
The preliminary purchase price allocation for AMT and Triarco resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below (in thousands):

	AMT	Triarco
Cash	$325	$—
Accounts receivable	849	1,788
Inventory, including fair value adjustment of $468	2,020	4,012
Other current assets	39	25
Property, plant and equipment	9,483	2,864
Goodwill	5,047	16,614
Intangible assets	10,050	22,100
Accounts payable	(377)	(1,409)
Other current liabilities	(219)	(180)
Total	$27,217	$45,814

The intangible assets acquired with AMT and Triarco include the following (in thousands):

	Useful life (years)	AMT	Triarco
Customer relationships	10-15	$7,040	$10,720
Developed technology	7-8	1,900	4,590
Tradename	5-10	930	6,300
Non-compete agreement	4-10	180	490
		$10,050	$22,100
The allocation of the purchase price for the AMT and Triarco acquisitions have been prepared on a preliminary basis and changes to those allocations may occur as additional information becomes available. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition and will be included in the Specialty Phosphates US segment. The Company expects the goodwill created to be deductible for tax purposes. This transaction was treated as an asset purchase for U.S. federal tax purposes.
Pro forma financial information (unaudited):
The following unaudited pro forma information presents the combined results of operations for the twelve months ended December 31, 2012 and December 31, 2011 as if the acquisitions of AMT and Triarco had been completed on January 1, 2011 and the acquisition of Kelatron had been completed on January 1, 2010. The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations.

	Year Ended December 31,
	2012	2011	2010
Revenues	$892,857	$860,770	$725,741
Net income	$70,039	$83,743	$45,117
Income per common share - Basic	$3.21	$3.86	$2.11
Income per common share - Diluted	$3.12	$3.71	$2.02
Note: the twelve months ended December 31, 2011 includes non-recurring transaction costs of approximately $2.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Principal Executive Officer and Principal Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2012.
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

As of December 31, 2012, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In December 2012, the Company acquired Triarco, whose financial statements reflect total assets and net sales constituting 6.4% and 0%, respectively, of the condensed consolidated financial statement amounts for the period ended December 31, 2012. We excluded this entity from our annual assessment of the effectiveness on internal control over financial reporting for the year ending December 31, 2012, the year of the acquisition due to the close proximity of the acquisition date to the date of management's assertion of the effectiveness of the Company's internal control over financial reporting.
PricewaterhouseCoopers LLP an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which is included in “Item 8. Financial Statements and Supplementary Data”.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
See the attached Exhibit Index.
(b) Financial Statement Schedules.
Schedule I—Condensed Financial Information of the Registrant.

CONDENSED FINANCIAL STATEMENTS OF INNOPHOS HOLDINGS, INC.
INNOPHOS HOLDINGS, INC.
Condensed Balance Sheets
(Dollars in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$14	$31
Receivables due from affiliates	200	5,643
Inventories	—	—
Other current assets	1,558	1,558
Total current assets	1,772	7,232
Property, plant and equipment, net	—	—
Goodwill	—	—
Investment in subsidiaries	443,952	392,720
Intangibles and other assets, net	—	—
Total assets	$445,724	$399,952
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	—	—
Other current liabilities	1,401	6,426
Total current liabilities	1,401	6,426
Long-term debt	—	—
Other long-term liabilities	—	318
Total liabilities	1,401	6,744
Commitments and contingencies
Stockholders’ equity	444,323	393,208
Total stockholders’ equity	444,323	393,208
Total liabilities and stockholder’s equity	$445,724	$399,952

INNOPHOS HOLDINGS, INC.
Condensed Statements of Operations
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net sales	$—	$—	$—
Cost of goods sold	—	—	—
Gross profit	—	—	—
Operating expenses:
Selling, general and administrative	3	7	3
Research & development expenses	—	—	—
Total operating expenses	3	7	3
Operating loss	(3)	(7)	(3)
Interest expense, net	—	—	2,256
Foreign exchange (gains) losses	—	—	—
Equity income	(74,193)	(86,529)	(46,624)
Income before income taxes	74,190	86,522	44,365
Benefit for income taxes	—	—	(790)
Net income	$74,190	$86,522	$45,155

INNOPHOS HOLDINGS, INC.
Condensed Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$74,190	$86,522	$45,155
Adjustments to reconcile net income to net cash used for operating activities:
Amortization of deferred financing charges	—	—	706
Gain on retirement of bonds	—	—	—
Equity income	(74,190)	(86,529)	(46,624)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,443	(1,795)	3,068
Decrease in accounts payable	—	—	—
Increase (decrease) in other current liabilities	(5,025)	448	(534)
Changes in other long-term assets and liabilities	(318)	6	(211)
Net cash (used for) provided from operating activities	100	(1,348)	1,560
Cash flows provided from investing activities:
Investment in subsidiaries	31,419	26,410	71,940
Net cash provided from investing activities	31,419	26,410	71,940
Cash flows provided from financing activities:
Proceeds from exercise of stock options	528	484	236
Principal repayment of senior unsecured notes	—	—	(56,000)
Deferred financing costs	—	—	(2,828)
Common stock repurchases	(7,254)	(6,156)	—
Dividends paid	(24,810)	(19,921)	(14,559)
Net cash used for financing activities	(31,536)	(25,593)	(73,151)
Net change in cash	(17)	(531)	349
Cash and cash equivalents at beginning of period	31	562	213
Cash and cash equivalents at end of period	$14	$31	$562

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
In August, 2010, Innophos entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders (collectively, the “Lenders”). This agreement was amended and restated on December 21, 2012 increasing the Company's borrowing capacity, reducing interest rates extending the maturity to December 21, 2017. The Credit Agreement contains representations given to the Lenders about the nature and status of the Companies’ business that serve as conditions to future borrowings, and affirmative, as well as negative, covenants typical of senior facilities of this kind that prohibit or limit a variety of actions by the Companies and their subsidiaries generally without the Lenders’ approval. These include covenants that affect the ability of those entities, among other things, to make restricted payments that include dividends. However, subject to continued compliance with the overall leverage restrictions, the Companies retain flexibility under the Credit Agreement to develop their business and achieve strategic goals by, among other things, being permitted to pay dividends (as long as the Total Leverage Ratio shall be .25 less than the then applicable level prescribed).
Treasury Stock
During 2011 the board of directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management’s discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. As of December 31, 2012, there is a balance of $36.6 million remaining under the repurchase program.
Income Taxes
The Company is a member of a U.S. consolidated income tax return. The Company generated Federal net operating losses which can be used by Innophos, Inc. in the U.S. consolidated income tax return. Therefore, the benefit recorded for income taxes in 2010 is the result of net operating losses which are realizable by Innophos, Inc. The tax amounts established for the use of these losses are recorded through intercompany accounts which will cash settle.
Commitments and Contingencies
Innophos Holdings, Inc. has no direct commitments and contingencies, but its subsidiaries have direct commitments and contingencies. For a discussion of the commitments and contingencies of Innophos Holdings, Inc.’s subsidiaries, see Note 16 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 20th day of February, 2013.

INNOPHOS HOLDINGS, INC.

By:	/S/ RANDOLPH GRESS
Randolph Gress
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ RANDOLPH GRESS	Chief Executive Officer and Director	February 20, 2013
Randolph Gress	(Principal Executive Officer)

/S/ NEIL I. SALMON	Vice President and Chief Financial Officer	February 20, 2013
Neil I. Salmon	(Principal Financial Officer)

/S/ CHARLES BRODHEIM	Vice President and Corporate Controller	February 20, 2013
Charles Brodheim	(Principal Accounting Officer)

/S/ GARY CAPPELINE	Director	February 20, 2013
Gary Cappeline

/S/ AMADO CAVAZOS	Director	February 20, 2013
Amado Cavazos

/S/ LINDA MYRICK	Director	February 20, 2013
Linda Myrick

/S/ KAREN OSAR	Director	February 20, 2013
Karen Osar

/S/ JOHN STEITZ	Director	February 20, 2013
John Steitz

/S/ STEPHEN ZIDE	Director	February 20, 2013
Stephen Zide

EXHIBIT INDEX

Exhibit No.	Description
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
4.2
Credit Agreement dated August 27, 2010 by and among Registrant, Innophos Investments Holdings, Inc., and Innophos, Inc., as Borrowers, a group of Lenders, Wells Fargo Bank, National Association, as Administrative, and Bank of America, as Syndication Agent, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed August 31, 2010

4.3
Amended and Restated Credit Agreement, dated as of December 21, 2012, among Registrant , certain domestic subsidiaries as borrowers, certain domestic subsidiaries as guarantors, a group of Lenders, Wells Fargo Bank, National Association, as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed December 27, 2012

10.1
Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. and Innophos, Inc. (filed in redacted form per confidential treatment order) incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.2
Assignment, Assumption, and Consent to be effective May 1, 2009 concerning the Purchase and Sale Agreement of Anhydrous Ammonia, incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2011

10.3
Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.4
Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P. incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.5
Base Agreement dated as of September 1, 2003 by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.6
Purchase and Sale Agreement of Anhydrous Ammonia dated as of February 15, 2008 , by and between Pemex Petroquimica, and Innophos Fosfatados De Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order) incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. for the year ended December 31, 2008

10.7
Sulfur Supply Contract dated as of January 1, 2011 by and Between Pemex Gas Y Petroquimica Basica and Innophos Fosfatados de Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2011

10.8
Supply Agreement dated as of June 18, 1998 by and among Colgate Palmolive Company, Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.21 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed November 23, 2005

10.9
Operations Agreement made as of June 18, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.22 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed November 23, 2005

10.10
Form of Memorandum of Agreement dated January 30, 2009 by and between Innophos, Inc. and Colgate Palmolive incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. and Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 5, 2009

10.11
Form of Individual Employment Agreement for executive officers of Innophos Servicios de Mexico, S. de R.L. de C.V., incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

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

10.19	Innophos, Inc. 2010 Executive, Management and Sales Incentive Plan effective January 1, 2010, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed June 17, 2010
10.2
Purchase Agreement dated June 10, 2004 among Rhodia, Inc., Rhodia Canada Inc., Rhodia de Mexico, S.A. de C.V., Rhodia Overseas Limited, Rhodia Consumer Specialties Limited, Rhodia, S.A. and Innophos, Inc. (f/k/a Phosphates Acquisition, Inc.), incorporated by reference to Exhibit 2.1 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. filed November 23, 2005

10.21
Stock Purchase Agreement dated October 31, 2011 among KI Acquisition, Inc., Innophos, Inc. and Shareholders of KI Acquisition, Inc., incorporated by reference to Exhibit 99.1 (in redacted form per confidential treatment order) of Form 8-K of Innophos Holdings, Inc. filed November 3, 2011

10.22
Stock and LLC Purchase Agreement among Innophos, Inc., AMT Labs, Inc., Woody IV, LLC, shareholders of AMT Labs, Inc. and members of Woody IV, LLC incorporated by reference to Exhibit 2.1 (in redacted form per confidential treatment order) of Form 8-K of Innophos Holding, Inc. filed July 23, 2012

10.23
Partial Assignment of Rights and Obligations Agreement dated November 1, 2012, by and between Administracion Portuaria Integral de Coatzacoalcos, S.A. de C.V. and Innophos Fosfatados de Mexico, S. de R.L. de C.V (in redacted form per confidential treatment order) incorporated by reference to Exhibit 99.1 to Form 8-K of Innophos Holdings, Inc. filed December 12, 2012

10.24
Asset Purchase Agreement dated as of December 31, 2012 by and among Innophos Acquisition, LLC, Innophos, Inc., Triarco Industries, Inc., Reed Company, LLC and shareholders of Triarco Industries, Inc. (in redacted form per confidential treatment order) incorporated by reference to Exhibit 99.1 to Form 8-K of Innophos Holdings, Inc. filed January 4, 2013

12.1	Statement re: Calculation of Ratio of Earnings to Fixed Charges, filed herewith
21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1, filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
31.1	Certification of Principal Executive Officer dated February 20, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
31.2	Certification of Principal Financial Officer dated February 20, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
32.1	Certification of Principal Executive Officer dated February 20, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
32.2	Certification of Principal Financial Officer dated February 20, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
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