Form 10-Q
period 2013-03-31
Innophos Holdings, Inc.
filed 2013-04-30
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2013, the registrant had 21,955,691 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,191	$26,815
Accounts receivable, net	109,741	94,033
Inventories	139,680	162,941
Other current assets	87,146	99,927
Total current assets	362,758	383,716
Property, plant and equipment, net	197,292	195,723
Goodwill	83,879	83,879
Intangibles and other assets, net	74,889	75,948
Total assets	$718,818	$739,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,002	$4,000
Accounts payable, trade and other	46,458	36,485
Other current liabilities	34,972	46,030
Total current liabilities	85,432	86,515
Long-term debt	150,000	172,000
Other long-term liabilities	34,694	36,428
Total liabilities	$270,126	$294,943
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000 shares; issued 22,236,363 and 22,110,249 shares; outstanding 21,955,691 and 21,830,870 shares	22	22
Paid-in capital	115,060	115,782
Common stock held in treasury, at cost (280,672 and 279,379 shares)	(12,481)	(12,411)
Retained earnings	351,613	346,866
Accumulated other comprehensive loss	(5,522)	(5,936)
Total stockholders' equity	448,692	444,323
Total liabilities and stockholders' equity	$718,818	$739,266

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended
	March 31, 2013	March 31, 2012
Net sales	$214,441	$228,252
Cost of goods sold	177,407	172,384
Gross profit	37,034	55,868
Operating expenses:
Selling, general and administrative	18,356	17,034
Research & development expenses	753	695
Total operating expenses	19,109	17,729
Operating income	17,925	38,139
Interest expense, net	1,152	1,627
Foreign exchange gains	(498)	(291)
Income before income taxes	17,271	36,803
Provision for income taxes	4,868	9,215
Net income	$12,403	27,588
Net income attributable to participating common shareholders	$12,383	$27,584
Per share data (note 2):
Income per participating share:
Basic	$0.56	$1.27
Diluted	$0.55	$1.22
Weighted average participating shares outstanding:
Basic	21,924,905	21,800,964
Diluted	22,326,418	22,699,745

Other comprehensive income, net of tax:
Change in interest rate swaps, (net of tax $121 and $59)	$196	$96
Change in pension and post-retirement plans, (net of tax $85 and $4)	218	(5)
Other comprehensive income, net of tax	$414	$91
Comprehensive income	$12,817	$27,679

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income	$12,403	$27,588
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,386	10,239
Amortization of deferred financing charges	147	145
Deferred income tax provision (benefit)	1,791	(334)
Share-based compensation	718	1,221
Changes in assets and liabilities:
Increase in accounts receivable	(15,708)	(22,342)
Decrease in inventories	23,261	19,776
Decrease in other current assets	8,388	20,571
Increase (decrease) in accounts payable	9,973	(2,736)
Decrease in other current liabilities	(11,058)	(20,780)
Changes in other long-term assets and liabilities	(3,745)	(3,488)
Net cash provided from operating activities	35,556	29,860
Cash flows used for investing activities:
Capital expenditures	(7,437)	(5,200)
Net cash used for investing activities	(7,437)	(5,200)
Cash flows used for financing activities:
Long-term debt borrowings	3,000	5,000
Long-term debt repayments	(25,000)	(1,000)
Excess tax benefits from exercise of stock options	968	2,039
Common stock repurchases	(70)	—
Dividends paid	(7,641)	(5,405)
Net cash used for financing activities	(28,743)	634
Net change in cash	(624)	25,294
Cash and cash equivalents at beginning of period	26,815	35,242
Cash and cash equivalents at end of period	$26,191	$60,536

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2011	21,620	$22	$292,144	$106,037	$(4,995)	$393,208
Net income			74,190			74,190
Other comprehensive loss, (net of tax $643)					(941)	(941)
Proceeds from stock award exercises and issuances	332			(2,255)		(2,255)
Issuance of annual retainer stock to external Board of Directors	8					—
Share-based compensation				1,912		1,912
Excess tax benefits from exercise of stock options				3,931		3,931
Common stock repurchases	(150)			(7,254)		(7,254)
Treasury stock reissued for acquisition of business	21			1,000		1,000
Dividends declared			(19,468)			(19,468)
Balance, December 31, 2012	21,831	$22	$346,866	$103,371	$(5,936)	$444,323
Net income			12,403			12,403
Other comprehensive loss, (net of tax $206)					414	414
Proceeds from stock award exercises and issuances	126			(2,408)		(2,408)
Share-based compensation				718		718
Excess tax benefits from exercise of stock options				968		968
Common stock repurchases	(1)			(70)		(70)
Dividends declared			(7,656)			(7,656)
Balance, March 31, 2013	21,956	$22	$351,613	$102,579	$(5,522)	$448,692

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos Holdings, Inc. and Subsidiaries, or Company, have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.) for interim financial reporting and do not include all disclosures required by generally accepted accounting principles in the U.S. for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2012 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
Certain prior year balances have been restated to conform to current year presentation.
Out of Period Adjustments
During the first quarter of fiscal 2013, we identified an adjustment necessary for a long-term supply contract. We corrected this item during the first quarter of fiscal 2013, which had the effect of increasing cost of goods sold by $2.3 million, and decreasing net income by $1.6 million. This prior period adjustment is not material to the financial results of the previously issued annual financial statements or current or previously issued interim financial statements. This adjustment is also not expected to be material to the full year 2013 financial statements.
Recently Issued Accounting Standards
Adopted
In January 2013, the Financial Accounting Standards Board, or FASB, issued a pronouncement updating the accounting for financial instruments, which clarifies the scope of disclosures about offsetting assets and liabilities. This pronouncement limits the scope of instruments subject to the offsetting disclosures to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements. This pronouncement is effective for annual and interim periods beginning on or after January 1, 2013. The adoption of this accounting pronouncement did not have a material impact on the Company's consolidated financial position and results of operations.
In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not have a material impact on the Company's consolidated financial position and results of operations.
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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$12,403	$27,588
Less: earnings attributable to unvested shares	(20)	(4)
Net income available to participating common shareholders	$12,383	$27,584
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	21,924,905	21,800,964
Dilutive effect of stock equivalents	401,513	898,781
Diluted number of weighted average participating common shares outstanding	22,326,418	22,699,745
Earnings per participating common share:
Earnings per participating common share—Basic	$0.56	$1.27
Earnings per participating common share—Diluted	$0.55	$1.22

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	414,278	266,656

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Dividends
The following is the dividend activity for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended
	March 31
	2013	2012
Dividends declared – per share	$0.35	$0.27
Dividends declared – aggregate	7,641	5,885
Dividends paid – per share	0.35	0.25
Dividends paid – aggregate	7,641	5,405

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

Restricted Stock
On March 29, 2013 there were a total of 25,853 restricted shares granted to certain employees with a fair value of $1.4 million. These awards are classified as equity awards and vest annually over three years. The related compensation expense is based on the date of grant share price of $54.59. The compensation expense is amortized on a straight-line basis over the requisite vesting period and accelerated for those employees that are retirement eligible during the vesting period.
Stock Options
On March 29, 2013 the Company granted 63,580 non-qualified stock options at an exercise price of $54.59 per share to certain employees with a fair value of $1.3 million. The non-qualified stock options vest annually over three years with a March 29, 2023 expiration date.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The fair value of the options granted during 2013 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options
Expected volatility	50.4%
Dividend yield	2.8%
Risk-free interest rate	1.0%
Expected term (years)	6
Weighted average grant date fair value of stock options	$19.99
For the 2013 grants the Company had chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.
Performance Share Awards
On March 29, 2013, the Company granted 43,091 performance shares to certain employees with a fair value of $2.4 million. The performance shares vest at the end of the three year performance cycle and the number of shares distributable depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period.
In connection with the vesting of the performance share awards issued in 2010, the Company issued 92,911 shares of common stock, net of minimum tax withholdings, to certain employees as required under the terms of the plan in the first quarter of 2013.
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	March 31, 2013	March 31, 2012
Stock options	$426	$507
Restricted stock	96	66
Performance shares	196	648
Stock grants	—	—
Total share-based compensation expense	$718	$1,221

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

5. Inventories
Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$41,635	$49,856
Finished products	88,855	103,563
Spare parts	9,190	9,522
	$139,680	$162,941

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of March 31, 2013 and December 31, 2012 were $12,557 and $11,551, respectively.

6. Other Current Assets
Other current assets consist of the following:

	March 31, 2013	December 31, 2012
Creditable taxes (value added taxes)	$28,396	$35,181
Vendor inventory deposits (prepaid)	20,858	19,445
Prepaid income taxes	24,860	22,000
Deferred income taxes	9,218	13,611
Other prepaids	2,020	2,884
Other	1,794	6,806
	$87,146	$99,927

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2013	December 31, 2012
Developed technology and application patents, net of accumulated amortization of $16,867 for 2013 and $16,155 for 2012	7-20	$27,613	$28,325
Customer relationships, net of accumulated amortization of $8,321 for 2013 and $7,666 for 2012	5-15	28,729	29,384
Tradenames and license agreements, net of accumulated amortization of $5,187 for 2013 and $4,852 for 2012	5-20	12,263	12,598
Non-compete agreements, net of accumulated amortization of $681 for 2013 and $644 for 2012	4-10	629	666
Total intangibles		$69,234	$70,973
Deferred financing costs, net of accumulated amortization of $1,240 for 2013 and $1,092 for 2012 (see note 9)		$2,420	$2,567
Deferred income taxes		814	—
Other Assets		2,421	2,408
Total other assets		$5,655	$4,975
		$74,889	$75,948

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2013	December 31, 2012
CNA water tax claims (see Note 12)	$4,392	$10,855
Payroll related	9,398	10,723
Taxes other than income taxes	6,403	8,352
Benefits and pensions	5,319	6,727
Freight and rebates	4,273	4,604
Other	5,187	4,769
	$34,972	$46,030

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	March 31, 2013	December 31, 2012
Term loan due 2015	$99,000	$100,000
Revolver borrowings under the credit facility	55,000	76,000
Capital lease	2	—
Total borrowings	$154,002	$176,000
Less current portion	4,002	4,000
Long-term debt	$150,000	$172,000

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Prepayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013.
As of March 31, 2013, $99.0 million was outstanding under the Term Loan and $55.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate, Level 2 input within the fair value hierarchy, with total availability at $168.1 million, taking into account $1.9 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.3%.
Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is a liability of approximately 0.7 million as of March 31, 2013.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the three months ended March 31, 2013 and March 31, 2012 was $923 and $1,455.
As of March 31, 2013, the Company was in full compliance with all debt covenant requirements.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Three months ended
	March 31, 2013	March 31, 2012
Interest expense	$1,078	1,504
Deferred financing cost	147	145
Interest income	(11)	(22)
Less: amount capitalized for capital projects	(62)	—
Total interest expense, net	$1,152	$1,627

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	March 31, 2013	December 31, 2012
Deferred income taxes	$19,738	$21,497
Pension and post retirement liabilities (U.S. and Canada only)	7,279	7,253
Profit sharing and post employment liabilities	4,709	4,435
Environmental liabilities	1,100	1,100
Other liabilities	1,868	2,143
	$34,694	$36,428

11. Income Taxes
The effective income tax rate on income before taxes was approximately 28% for the three months ended March 31, 2013 compared to approximately 25% for the comparable period in 2012. The variance in the effective tax rate is primarily due to the Mexican CNA Water Tax Claims (see note 12, Mexican CNA Water Tax Claims) being recorded as discrete items for income tax provision purposes which had 3% and 8% effects on the effective tax rates for the 2013 and 2012 periods respectively.
The Company has recorded a tax contingency of $0.7 million, net of Federal benefit, for uncertain state income tax positions in accordance with ASC 740-10-05-6. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2006 through 2008. As of March 31, 2013, our subsidiary, Innophos Mexicana requested a refund of $2.5 million for the 2009 tax year which is being disputed by the Mexican tax authorities. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. In addition, our subsidiary, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. In April 2012, the Company filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. On March 19, 2013, Internal Revenue Service commenced an examination of the Company's 2010 tax return. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. Other than the assessments mentioned above, as of March 31, 2013, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $6,482 and $1,060 for the three months ended March 31, 2013 and March 31, 2012, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of March 31, 2013.
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
Mexican CNA Water Tax Claims - 2005-2008
In January 2012, Fosfatados was served with CNA resolutions claiming higher water fees, surcharges and penalties for 2005 through 2008 for the total amount of approximately $11.6 million, at current exchange rates (net of regulatory discounts), for which the Company recorded an accrual. The Company has timely contested the resolutions in Mexican Courts and posted security for the amount claimed by granting liens, in accordance with Mexican law, on specified production assets located at its Coatzacoalcos plant. In February 2013, the Mexican government issued regulations governing an amnesty program, which covers certain water fee liabilities, including certain periods involved in the pending appeals. As qualifying for the amnesty program requires withdrawal of the appeal, Fosfatados completed that withdrawal in April 2013. Fosfatados has made the necessary filings to qualify for the amnesty program, which resulted in a liability of $4.4 million, at current exchange rates, and has made the related payment in April 2013. Accordingly, the Company has released $7.2 million of the accrual in the quarter ended March 31, 2013.
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

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended March 31,
	2013			2012
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$91	$91	$—	$81	$81
Interest cost	27	41	68	27	36	63
Expected return on assets	(28)	—	(28)	(27)	—	(27)
Amortization of
prior service cost	—	—	—	—	32	32
unrecognized (gain) loss	14	—	14	3	(7)	(4)
Net periodic cost	$13	$132	$145	$3	$142	$145

In April 2013, Innophos contributed approximately $0.1 million to its U.S. defined benefit pension plan to satisfy the full year 2013 minimum contribution requirements.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Innophos made its entire cash contribution of $2.9 million for the U.S. defined contribution plan during the first quarter of 2013 for the plan year 2012.

Net periodic benefit expense for the Canadian plans:

	For the three months ended March 31,
	2013			2012
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$89	$20	$109	$84	$20	$104
Interest cost	142	21	163	150	24	174
Expected return on assets	(230)	—	(230)	(235)	—	(235)
Amortization of
actuarial loss (gain)	81	9	90	65	12	77
prior service cost	26	—	26	26	—	26
net transition obligation	—	7	7	—	8	8
Exchange rate changes	110	(26)	84	130	(27)	103
Net periodic cost	$218	$31	$249	$220	$37	$257
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of $0.1 million during the three months ended March 31, 2013. Innophos Canada, Inc. plans to make additional cash contributions to its Canadian defined benefit plan of approximately $0.6 million during the remainder of 2013.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended March 31, 2013	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$150,991	$38,916	$24,534	$—	$214,441
Intersegment sales	523	12,263	111	(12,897)	—
Total sales	$151,514	$51,179	$24,645	$(12,897)	$214,441
Operating income (a)	$10,792	$656	$6,477	$—	$17,925
Depreciation and amortization expense	$7,107	$1,758	$521	$—	$9,386

For the three months ended March 31, 2012	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$141,594	$50,928	$35,730	$—	$228,252
Intersegment sales	316	17,298	134	(17,748)	—
Total sales	$141,910	$68,226	$35,864	$(17,748)	$228,252
Operating income (a)	$27,236	$6,262	$4,641	$—	$38,139
Depreciation and amortization expense	$5,371	$3,772	$1,096	$—	$10,239

(a)
The three month period ended March 31, 2013 includes a $7.2 million benefit to earnings for the settlement of the Mexican CNA Water Tax Claims. The three months ended March 31, 2012 includes a $7.1 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

15. Acquisitions
In July 2012, Innophos purchased AMT Labs, Inc. and an affiliated company holding real property. The purchase accounting for the acquisition has been closed and no adjustments were recognized in the first quarter of 2013.
In December 2012, Innophos acquired the assets of Triarco Industries, Inc. ("Triarco"). Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage and dietary supplement industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important nutritional benefits and are often formulated with bioactive minerals and specialty phosphates. In the transaction, an Innophos subsidiary purchased all of Triarco's assets for $44.8 million in cash plus $1 million in shares of Innophos Holdings, Inc. Common Stock. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. An additional fair value adjustment decreasing inventory by approximately $0.7 million has been recognized in the period ended March 31, 2013. This fair value adjustment has been reclassified on the December 31, 2012 balance sheet.

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
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients, with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other specialty ingredients to supply high-value products that meet stringent regulatory manufacturing standards and specific customer requirements worldwide. Many of Innophos' products are application-specific compounds and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of mineral fortification solutions for food, beverage and nutritional supplement manufacturers.

Recent Trends and Outlook
Market demand was flat for the first quarter 2013, with a strong start to the quarter offset by a weak finish that particularly affected higher margin market segments. We continue to expect only modest market growth in 2013.
Momentum behind our growth strategy continues to improve, as evidenced by record export sales from the U.S. for the first quarter 2013, particularly to Asia Pacific and Europe. Our recently granted food additives manufacturing license in Taicang, China allows us to begin operations there and build on a strong start to the year in that zone.
We continue to expect growth in Specialty Phosphates for the second half of 2013 excluding the benefit of recent acquisitions, to be within our 4-6% long-term target range. For the second quarter, the improvement seen towards the end of the first quarter in Mexico manufacturing performance gives us confidence the impact of production restrictions will be significantly reduced. However, there may be some residual effect in the second quarter as we continue to implement our long-term equipment upgrade program, so while we anticipate good sequential sales improvement, second quarter volumes for Mexico Specialty Phosphates are likely to be moderately lower than the year ago level with a price variance similar to that seen in the first quarter. We are targeting continued improvement in U.S. and Canada volumes and expect this to offset the Mexico volume decline in comparison to the second quarter last year.
Strong performance by our recent acquisitions is expected to continue, and this, together with the full year benefit of the two acquisitions made in 2012, is expected to contribute an additional 5% revenue growth for the full year 2013 in comparison to 2012.
We do not expect any major change in raw material purchase prices or underlying selling prices through the second quarter 2013.
Specialty Phosphates operating income margins are expected to improve significantly in the second quarter on a sequential basis, with further sequential improvement in the third quarter anticipated. The key drivers to the sequential improvement are expected to be an improvement in Mexico production reliability and a strong recovery in demand for the higher margin products that experienced a weak first quarter. With a more typical US/Canada business mix and improved Mexico production performance, Specialty Phosphates operating income margins are expected to improve to the original, full year goal of 15% by the third quarter.
For the short-term, GTSP is expected to continue near break-even through the second quarter. Fertilizer prices have been at their seasonal lows, with only a modest uptick over the last month, and still remain modestly below prior year levels.
The business continues to generate strong cash flow and net debt (total long-term debt (including any current portion) less cash and cash equivalents) decreased by $21 million in the 2013 first quarter to $128 million as a result of reduced working capital in Mexico.
Capital Expenditures
Capital expenditures were $7 million in the first quarter 2013, a bit below the expected trendline based on our indicated 2013 expectation of $40-45 million, primarily due to some expenditures accelerated into the fourth quarter 2012. We expect expenditures to increase in the coming quarters to keep in line with the noted expectation for the year. Investment continues to be focused on capacity enhancements for US/Canada and Mexico Specialty Ingredients facilities, expanding geographically and enhancing Mexico's capability to process multiple grades of rock, consistent with the Company's supply chain diversification strategy.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Amount	%	Amount	%
Net sales	$214.4	100.0	$228.3	100.0
Cost of goods sold	177.4	82.7	172.4	75.5
Gross profit	37.0	17.3	55.9	24.5
Operating expenses:
Selling, general and administrative	18.4	8.6	17.1	7.5
Research & development	0.7	0.3	0.7	0.3
Income from operations	17.9	8.3	38.1	16.7
Interest expense, net	1.2	0.6	1.6	0.7
Foreign exchange losses (gains), net	(0.6)	(0.3)	(0.3)	(0.1)
Provision for income taxes	4.9	2.3	9.2	4.0
Net income	$12.4	5.8	$27.6	12.1
Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2013 were $214.4 million, a decrease of $13.9 million, or 6.1%, as compared to $228.3 million for the same period in 2012. The decrease was primarily due to lower GTSP & Other sales which had 26.7% lower volumes and 4.6% lower prices as seasonal low fertilizer market prices remain below prior year levels. Specialty Phosphates volumes were flat, with acquisition benefits in US/Canada offsetting Mexico declines, and prices were down 1.6% primarily due to Mexico.
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
The following table illustrates for the three months ended March 31, 2013 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(0.5)%	7.1%	6.6%
Specialty Phosphates Mexico	(4.5)%	(19.1)%	(23.6)%
Total Specialty Phosphates	(1.6)%	0.2%	(1.4)%
GTSP & Other	(4.6)%	(26.7)%	(31.3)%
Total	(2.1)%	(4.0)%	(6.1)%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 7.1% and 5.3%, respectively, from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.

The following table illustrates for the three months ended March 31, 2013 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(2.8)%	7.7%	4.9%
Food & Technical Grade PPA	2.0%	(5.9)%	(3.9)%
STPP & Detergent Grade PPA	(1.2)%	(28.8)%	(30.0)%
Note: Included within Specialty Ingredients volume/mix variance was a 7.9% benefit from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2013 was $37.0 million, a decrease of $18.9 million, or 33.8%, as compared to $55.9 million for the same period in 2012. Gross profit percentage decreased to 17.3% for the three months ended March 31, 2013 versus 24.5% for the same period in 2012. Gross profit in 2013 was unfavorably affected by $4.7 million for lower selling prices, primarily for the Mexico business, and $9.1 million in elevated cost of goods sold, of which $3.7 million related to Mexico manufacturing issues, $2.3 million related to an out of period adjustment related to a long term supply agreement, $1.3 million related to revisions of inventory accounting estimates, $1.1 million related to demurrage on raw material purchases and $0.7 million related to acquisition accounting expenses. Included in the 2012 gross profit was approximately $6 million benefit for lagged raw material price increases that did not affect cost of goods sold until the second quarter 2012 and forward. These unfavorable effects were slightly offset by $0.8 million lower freight costs and $0.4 million for lower depreciation. Both periods included a benefit of approximately $7 million as we made progress in reducing the amounts required to be paid to settle historical water duty claims by the Mexican authorities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended March 31, 2013 were $19.1 million, an increase of $1.3 million, or 7.3%, as compared to $17.8 million for the same period in 2012. The increase was primarily due to the acquired AMT and Triarco businesses.
Operating Income
Operating income for the three months ended March 31, 2013 was $17.9 million, a decrease of $20.2 million, or 53.0%, as compared to $38.1 million for the same period in 2012. Operating income as a percentage of net sales decreased to 8.3% versus 16.7% for the same period in 2012, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2013 was $1.2 million, a decrease of $0.4 million, or 25.0% as compared to $1.6 million for the same period in 2012. This is mainly due to lower interest rates on our borrowings as a result of our credit facility that was refinanced in the fourth quarter of 2012.
Foreign Exchange
Foreign exchange for the three months ended March 31, 2013 was a gain of $0.6 million as compared to a gain of $0.3 million for the same period in 2012. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 28% for the three months ended March 31, 2013 compared to 25% for the same period in 2012. The variance in the effective tax rate is primarily due to the Mexican CNA Water Tax Claims being recorded as discrete items for income tax provision purposes which had 3% and 8% effects on the effective tax rates for the 2013 and 2012 periods respectively.

Net Income
Net income for the three months ended March 31, 2013 was $12.4 million, a decrease of $15.2 million as compared to $27.6 million for the same period in 2012, due to the factors described above.
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

	Three Months Ended
	March 31, 2013	March 31, 2012	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$150,991	$141,594	6.6%
Specialty Phosphates Mexico	38,916	50,928	(23.6)%
Total Specialty Phosphates	189,907	192,522	(1.4)%
GTSP & Other	24,534	35,730	(31.3)%
Total	$214,441	$228,252	(6.1)%

Segment Operating Income
Specialty Phosphates US & Canada	$10,792	$27,236
Specialty Phosphates Mexico	656	6,262
Total Specialty Phosphates	11,448	33,498
GTSP & Other (a)	6,477	4,641
Total	$17,925	$38,139

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	7.1%	19.2%
Specialty Phosphates Mexico	1.7%	12.3%
Total Specialty Phosphates	6.0%	17.4%
GTSP & Other (a)	26.4%	13.0%
Total	8.4%	16.7%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$7,107	$5,371
Specialty Phosphates Mexico	1,758	3,772
Total Specialty Phosphates	$8,865	9,143
GTSP & Other	521	1,096
Total	$9,386	$10,239

(a)
The three month period ended March 31, 2013 includes a $7.2 million benefit to earnings for the settlement of the Mexican CNA Water Tax Claims. The three month period ended March 31, 2012 includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid to the CNA for the Mexican CNA Water Tax Claims.

Three months ended March 31, 2013 compared to the three months ended March 31, 2012
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 6.6% for the three months ended March 31, 2013 when compared with the same period in 2012. Selling prices decreased marginally by 0.5% while volumes increased 7.1% primarily in Specialty Ingredients which was due to a benefit of 7.1% from the AMT and Triarco acquisitions.
Specialty Phosphates Mexico net sales decreased 23.6% for the three months ended March 31, 2013 when compared with the same period in 2012. Selling prices decreased 4.5% primarily from a price reset upon the renewal of a long term contract and declines in the less differentiated detergent grade products . Volumes decreased 19.1% as the business suffered from manufacturing equipment reliability issues in the quarter which limited production and therefore sales.
GTSP & Other net sales decreased 31.3% for the three months ended March 31, 2013 when compared with the same period in 2012. Volumes decreased 26.7% and selling prices decreased 4.6%.
Segment Operating Income Percentage of Net Sales:
The 1,210 basis point decrease in Specialty Phosphates US & Canada for the three months ended March 31, 2013 compared with the same period in 2012 is mainly due to increased raw material costs from a lagged benefit in the second quarter 2012 compared to elevated cost of goods sold in 2013 for revisions in inventory accounting estimates, an out of period adjustment related to a long term supply agreement, demurrage on raw material purchases and acquisition accounting expenses, along with increased depreciation which combined for a 1,160 basis point decrease in margin percent. Lower selling prices decreased margins by 50 basis points.
The 1,060 basis point decrease in Specialty Phosphates Mexico for the three months ended March 31, 2013 compared with the same period in 2012 is mainly due to significantly lower sales volumes and unfavorable manufacturing cost variances on efficiencies and maintenance expenses stemming from production issues in the current quarter which exceeded lower operating expenses and depreciation and contributed a 650 basis point decrease in margins. Lower selling prices decreased margins by 410 basis points.
The 1,340 basis point increase in GTSP & Other for the three months ended March 31, 2013 compared with the same period in 2012 is primarily due to lower raw material costs and lower manufacturing expenses including depreciation which increased margins by 1,740 basis points. Lower selling prices decreased margin by 430 basis points. The change in the impact of the Mexican CNA matter increased margin by 30 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Three months ended
	March 31, 2013	March 31, 2012
Operating Activities	$35.6	$29.9
Investing Activities	(7.4)	(5.2)
Financing Activities	(28.7)	0.6

Three months ended March 31, 2013 compared to three months ended March 31, 2012
Net cash provided by operating activities was $35.6 million for the three months ended March 31, 2013 as compared to $29.9 million for 2012, an increase of $5.7 million. The increase in operating activities cash resulted from favorable changes of $20.4 million in working capital and $0.8 million in non-cash adjustments to income partially offset by unfavorable changes of $15.2 million in net income as described earlier and $0.3 million in other long term assets and liabilities.
The change in working capital is a source of cash of $14.9 million in 2013 compared to a use in 2012 of $5.5 million, an increase in cash of $20.4 million. This was primarily the result of improved days outstanding on inventory and accounts payable along with improved collections on the backlog of value added tax, or VAT, refunds due the Company from the Mexican government.
Net cash used for investing activities was $7.4 million for the three months ended March 31, 2013, compared to $5.2 million for 2012 an increase of $2.2 million. The change is mainly due to $2.2 million higher capital spending mainly at our Coatzacoalcos, Mexico manufacturing facility.
Management projects total 2013 capital expenditures to be approximately $40-45 million.
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
Net cash from financing activities for the three months ended March 31, 2013, was a use of $28.7 million, compared to a source of $0.6 million in 2012, an increase in the use of cash of $29.3 million. This was due to $24.0 million increased loan repayments, $2.0 million lower borrowings, $1.1 million lower excess tax benefits from exercise of stock options, and $2.2 million higher dividend payments.
In April 2013, the Company paid $4.4 million to settle the Mexican CNA Water Tax Claims under an amnesty program governed by the Mexican government.
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
On March 31, 2013, the Company had cash and cash equivalents outside the United States of $19.1 million, or 73% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States taxes to repatriate these funds.
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

Critical Accounting Estimates and Policies
There have been no material changes from the critical accounting estimates previously disclosed in our 2012 Annual Report on Form 10-K.

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
At March 31, 2013, we had $99 million principal amount of variable-rate debt and a $225.0 million revolving credit facility, of which $55.0 million was outstanding, both of which approximate fair value, determined using level 2 inputs within the fair value hierarchy. Total remaining availability was $168.1 million, taking into account $1.9 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is a liability of approximately 0.7 million as of March 31, 2013.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $55.0 million outstanding borrowings as floating rate debt (not included in the swap) under our revolving credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.6 million per year.
From time to time, we may enter into longer term natural gas supply contracts in an effort to eliminate some of the volatility in our energy costs. Our natural gas spending for 2013 is estimated to be less than 3% of cost of goods sold.
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
As of March 31, 2013 the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated April 30, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated April 30, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated April 30, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated April 30, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	April 30, 2013

INNOPHOS HOLDINGS, INC.

/s/ Neil I. Salmon
By:	Neil I. Salmon
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 30, 2013

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated April 30, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated April 30, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated April 30, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated April 30, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002