Form 10-Q
period 2013-06-30
Innophos Holdings, Inc.
filed 2013-07-31
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the registrant had 21,967,792 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$32,385	$26,815
Accounts receivable, net	101,545	94,033
Inventories	153,663	162,941
Other current assets	85,082	99,927
Total current assets	372,675	383,716
Property, plant and equipment, net	197,266	195,723
Goodwill	83,879	83,879
Intangibles and other assets, net	74,917	75,948
Total assets	$728,737	$739,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,013	$4,000
Accounts payable, trade and other	40,230	36,485
Other current liabilities	30,749	46,030
Total current liabilities	74,992	86,515
Long-term debt	164,007	172,000
Other long-term liabilities	34,567	36,428
Total liabilities	$273,566	$294,943
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,248,684 and 22,110,249; outstanding 21,967,792 and 21,830,870 shares	22	22
Paid-in capital	116,241	115,782
Common stock held in treasury, at cost (280,892 and 279,379 shares)	(12,481)	(12,411)
Retained earnings	355,480	346,866
Accumulated other comprehensive loss	(4,091)	(5,936)
Total stockholders' equity	455,171	444,323
Total liabilities and stockholders' equity	$728,737	$739,266

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$213,176	$214,180	$427,617	$442,432
Cost of goods sold	172,281	171,812	349,688	344,196
Gross profit	40,895	42,368	77,929	98,236
Operating expenses:
Selling, general and administrative	17,939	15,236	36,295	32,270
Research & development expenses	826	849	1,579	1,544
Total operating expenses	18,765	16,085	37,874	33,814
Operating income	22,130	26,283	40,055	64,422
Interest expense, net	1,594	1,595	2,746	3,222
Foreign exchange loss (gain)	2,915	(108)	2,417	(399)
Income before income taxes	17,621	24,796	34,892	61,599
Provision for income taxes	6,054	8,292	10,922	17,507
Net income	$11,567	16,504	$23,970	44,092
Net income attributable to participating common shareholders	$11,549	$16,493	$23,932	$44,063
Per share data (note 2):
Income per participating share:
Basic	$0.53	$0.76	$1.09	$2.02
Diluted	$0.52	$0.73	$1.07	$1.94
Weighted average participating shares outstanding:
Basic	21,925,207	21,805,239	21,925,057	21,803,101
Diluted	22,320,172	22,713,254	22,322,561	22,706,499

Other comprehensive income, net of tax:
Change in interest rate swaps, (net of tax $792, $117, $913 and $176)	$1,293	$192	$1,489	$288
Change in pension and post-retirement plans, (net of tax $169, $84, $254 and $88)	138	252	356	247
Other comprehensive income, net of tax	$1,431	$444	$1,845	$535
Comprehensive income	$12,998	$16,948	$25,815	$44,627

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$23,970	$44,092
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	18,851	21,555
Amortization of deferred financing charges	288	287
Deferred income tax provision (benefit)	1,331	(359)
Share-based compensation	1,751	2,328
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,512)	6,322
Decrease in inventories	9,278	17,096
Decrease in other current assets	10,451	2,584
Increase in accounts payable	3,745	8,006
Decrease in other current liabilities	(15,281)	(25,042)
Changes in other long-term assets and liabilities	(3,143)	(3,488)
Net cash provided from operating activities	43,729	73,381
Cash flows used for investing activities:
Capital expenditures	(15,879)	(10,491)
Net cash used for investing activities	(15,879)	(10,491)
Cash flows used for financing activities:
Proceeds from exercise of options	75	14
Long-term debt borrowings	28,000	5,000
Long-term debt repayments	(36,000)	(24,000)
Excess tax benefits from exercise of stock options	1,041	2,310
Common stock repurchases	(70)	—
Dividends paid	(15,326)	(11,290)
Net cash used for financing activities	(22,280)	(27,966)
Net change in cash	5,570	34,924
Cash and cash equivalents at beginning of period	26,815	35,242
Cash and cash equivalents at end of period	$32,385	$70,166

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2011	21,620	$22	$292,144	$106,037	$(4,995)	$393,208
Net income			74,190			74,190
Other comprehensive loss, (net of tax $643)					(941)	(941)
Proceeds from stock award exercises and issuances	340			(2,255)		(2,255)
Share-based compensation				1,912		1,912
Excess tax benefits from exercise of stock options				3,931		3,931
Common stock repurchases	(150)			(7,254)		(7,254)
Treasury stock reissued for acquisition of business	21			1,000		1,000
Dividends declared			(19,468)			(19,468)
Balance, December 31, 2012	21,831	$22	$346,866	$103,371	$(5,936)	$444,323
Net income			23,970			23,970
Other comprehensive loss, (net of tax $1,167)					1,845	1,845
Proceeds from stock award exercises and issuances	138			(2,333)		(2,333)
Share-based compensation				1,751		1,751
Excess tax benefits from exercise of stock options				1,041		1,041
Common stock repurchases	(1)			(70)		(70)
Dividends declared			(15,356)			(15,356)
Balance, June 30, 2013	21,968	$22	$355,480	$103,760	$(4,091)	$455,171

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
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year-end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
Certain prior year balances have been restated to conform to current year presentation.
Out of Period Adjustments
During the first quarter of fiscal 2013, we identified an adjustment necessary for a long-term supply contract. We corrected this item during the first quarter of fiscal 2013, which had the effect of increasing cost of goods sold by $2.3 million, and decreasing net income by $1.6 million for the six months ended June 30, 2013. This prior period adjustment is not material to the financial results of the previously issued annual financial statements or current or previously issued interim financial statements. This adjustment is also not expected to be material to the full year 2013 financial statements.
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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$11,567	$16,504	$23,970	$44,092
Less: earnings attributable to unvested shares	(18)	(11)	(38)	(29)
Net income available to participating common shareholders	$11,549	$16,493	$23,932	$44,063
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	21,925,207	21,805,239	21,925,057	21,803,101
Dilutive effect of stock equivalents	394,965	908,015	397,504	903,398
Diluted number of weighted average participating common shares outstanding	22,320,172	22,713,254	22,322,561	22,706,499
Earnings per participating common share:
Earnings per participating common share—Basic	$0.53	$0.76	$1.09	$2.02
Earnings per participating common share—Diluted	$0.52	$0.73	$1.07	$1.94

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	411,832	236,127	409,293	240,744

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Dividends
The following is the dividend activity for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Dividends declared – per share	$0.35	$0.27	$0.70	$0.54
Dividends declared – aggregate	7,685	5,932	15,326	11,817
Dividends paid – per share	0.35	0.27	0.70	0.52
Dividends paid – aggregate	7,685	5,885	15,326	11,290

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
Stock Grants
In May 2013 the five external members of the Board of Directors were each granted 1,136 shares of the Company's common stock with an aggregated fair value of $0.3 million which immediately vested as part of their director fees.
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Stock options	$273	$349	$699	$856
Restricted stock	252	57	348	123
Performance shares	208	341	404	989
Stock grants	300	360	300	360
Total share-based compensation expense	$1,033	$1,107	$1,751	$2,328

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

5. Inventories
Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$41,960	$49,856
Finished products	102,543	103,563
Spare parts	9,160	9,522
	$153,663	$162,941

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of June 30, 2013 and December 31, 2012 were $12,451 and $11,551, respectively.

6. Other Current Assets
Other current assets consist of the following:

	June 30, 2013	December 31, 2012
Creditable taxes (value added taxes)	$18,249	$35,181
Vendor inventory deposits (prepaid)	27,665	19,445
Prepaid income taxes	28,532	22,000
Deferred income taxes	9,217	13,611
Other prepaids	1,395	2,884
Other	24	6,806
	$85,082	$99,927

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2013	December 31, 2012
Developed technology and application patents, net of accumulated amortization of $17,580 for 2013 and $16,155 for 2012	7-20	$26,900	$28,325
Customer relationships, net of accumulated amortization of $8,967 for 2013 and $7,666 for 2012	5-15	28,083	29,384
Tradenames and license agreements, net of accumulated amortization of $5,520 for 2013 and $4,852 for 2012	5-20	11,930	12,598
Non-compete agreements, net of accumulated amortization of $719 for 2013 and $644 for 2012	4-10	591	666
Total intangibles		$67,504	$70,973
Deferred financing costs, net of accumulated amortization of $1,381 for 2013 and $1,092 for 2012 (see note 9)		$2,279	$2,567
Deferred income taxes		1,229	—
Other assets		3,905	2,408
Total other assets		$7,413	$4,975
		$74,917	$75,948

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2013	December 31, 2012
Payroll related	$9,152	$10,723
Freight and rebates	5,281	4,604
Benefits and pensions	5,049	6,727
Taxes other than income taxes	4,518	8,352
CNA water tax claims (see Note 12)	—	10,855
Other	6,749	4,769
	$30,749	$46,030

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	June 30, 2013	December 31, 2012
Term loan due 2015	$98,000	$100,000
Revolver borrowings under the credit facility	70,000	76,000
Capital leases	20	—
Total borrowings	$168,020	$176,000
Less current portion	4,013	4,000
Long-term debt	$164,007	$172,000

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Repayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013.
As of June 30, 2013, $98.0 million was outstanding under the Term Loan and $70.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate, Level 2 input within the fair value hierarchy, with total availability at $153.1 million, taking into account $1.9 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.5%.
Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $1.4 million as of June 30, 2013.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the six months ended June 30, 2013 and June 30, 2012 was $2,394 and $2,982.
As of June 30, 2013, the Company was in full compliance with all debt covenant requirements.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest expense	$1,538	1,475	$2,616	2,979
Deferred financing cost	141	142	288	287
Interest income	(10)	(22)	(21)	(44)
Less: amount capitalized for capital projects	(75)	—	(137)	—
Total interest expense, net	$1,594	$1,595	$2,746	$3,222

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	June 30, 2013	December 31, 2012
Deferred income taxes	$20,583	$21,497
Pension and post retirement liabilities (U.S. and Canada only)	7,153	7,253
Profit sharing and post employment liabilities	4,512	4,435
Environmental liabilities	1,100	1,100
Other liabilities	1,219	2,143
	$34,567	$36,428

11. Income Taxes
The effective income tax rate on income before taxes was approximately 31% for the six months ended June 30, 2013 compared to approximately 28% for the comparable period in 2012. The variance in the effective tax rate is primarily due to the Mexican CNA Water Tax Claims (see note 12, Mexican CNA Water Tax Claims) being recorded as discrete items for income tax provision purposes which had 2% and 5% effects on the effective tax rates for the 2013 and 2012 periods respectively.
The Company has recorded a tax contingency of $1.1 million, net of Federal benefit, for uncertain state income tax positions in accordance with ASC 740-10-05-6. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2006 through 2008. In 2011, our subsidiary, Innophos Mexicana requested a refund of $2.5 million for the 2009 tax year which was disputed by the Mexican tax authorities, however, in June of 2013, the Mexican courts ruled in the Company's favor. In addition, our subsidiary, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. In April 2012, the Company filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. On March 19, 2013, Internal Revenue Service commenced an examination of the Company's 2010 tax return. Other than the assessments mentioned above, as of June 30, 2013, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $17,769 and $28,324 for the six months ended June 30, 2013 and June 30, 2012, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of June 30, 2013.
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
In an attempt to address the remaining concerns of the Government Parties, we and PCS undertook joint efforts to explore possible technical solutions to the issue of Raffinate treatment. Based upon work so far, there appears to be at least one technically viable approach, namely that of “deep well injection,” which we believe is acceptable to regulators as part of a negotiated solution among the parties.
Although we cannot give assurances as to the future course or ultimate outcome of ongoing negotiations, including whether litigation may ultimately ensue, we believe, based on our appreciation of the current state of the proceedings, that deep well injection is likely to be employed as the technologically acceptable approach for Raffinate and that we will not be asked to contribute substantially to the cost of the deep well to be specified by the Government Parties in an anticipated consent decree for settlement of this enforcement matter. However, in negotiated settlements leading to consent decrees with the Governmental Parties, it is also common for penalties relating to previous “non-compliance” to be assessed and, in that connection, we have

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

been advised by the Governmental Parties that they expect to seek penalties against both PCS and us in this case. Although we have argued and made submissions to the effect that for purposes of settlement penalties there is no basis for any substantial penalty to be levied against us, nevertheless, we can give no assurance as to that outcome, or if a penalty is initially assessed as to its amount, or whether it will be necessary for us to oppose or seek indemnity for the assessment by further litigation. As a result, we have concluded that the contingent liability arising from compliance costs in this matter remains, as we have previously disclosed, neither remote nor probable, but reasonably possible.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	Pension benefits	Other benefits	Total	Pension benefits		Other benefits	Total
Service cost	$—	$91	$91	$—		$81	$81
Interest cost	27	40	67	27		36	63
Expected return on assets	(27)	—	(27)	(27)		—	(27)
Amortization of
prior service cost	—	—	—	—		32	32
unrecognized (gain) loss	14	—	14	3		(7)	(4)
Net periodic cost	$14	$131	$145	$3		$142	$145

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
	Pension benefits	Other benefits	Total	Pension benefits		Other benefits	Total
Service cost	$—	$182	$182	$—	162,000	$162	$162
Interest cost	54	81	135	54	72,000	72	126
Expected return on assets	(55)	—	(55)	(54)	—	—	(54)
Amortization of
prior service cost	—	—	—	—		64	64
unrecognized (gain) loss	28	—	28	6		(14)	(8)
Net periodic cost	$27	$263	$290	$6		$284	$290

In April 2013, Innophos contributed approximately $0.2 million to its U.S. defined benefit pension plan to satisfy the full year 2013 minimum contribution requirements.
Innophos made its entire cash contribution of $3.0 million for the U.S. defined contribution plan during the first quarter of 2013 for the plan year 2012.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$88	$19	$107	$84	$20	$104
Interest cost	140	20	160	150	24	174
Expected return on assets	(226)	—	(226)	(235)	—	(235)
Amortization of
actuarial loss (gain)	79	9	88	65	12	77
prior service cost	25	—	25	26	—	26
net transition obligation	—	8	8	—	8	8
Exchange rate changes	94	(21)	73	(110)	34	(76)
Net periodic cost	$200	$35	$235	$(20)	$98	$78

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$177	$39	$216	$168	$40	$208
Interest cost	282	41	323	300	48	348
Expected return on assets	(456)	—	(456)	(470)	—	(470)
Amortization of
actuarial loss (gain)	160	18	178	130	24	154
prior service cost	51	—	51	52	—	52
net transition obligation	—	15	15	—	16	16
Exchange rate changes	204	(47)	157	20	7	27
Net periodic cost	$418	$66	$484	$200	$135	$335
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of $0.4 million during the six months ended June 30, 2013. Innophos Canada, Inc. plans to make additional cash contributions to its Canadian defined benefit plan of approximately $0.4 million during the remainder of 2013.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended June 30, 2013	Specialty Phosphates US & Canada		Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$159,054		$43,370	$10,752	$—	$213,176
Intersegment sales	778		14,860	128	(15,766)	—
Total sales	$159,832		$58,230	$10,880	$(15,766)	$213,176
Operating income	$23,759		$1,333	$(2,962)	$—	$22,130
Depreciation and amortization expense	$6,465		$2,318	$682	$—	$9,465

For the three months ended June 30, 2012	Specialty Phosphates US & Canada		Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$146,270		$47,800	$20,110	$—	$214,180
Intersegment sales	532		13,696	129	(14,357)	—
Total sales	$146,802		$61,496	$20,239	$(14,357)	$214,180
Operating income (b)	$20,267		$8,534	$(2,518)	$—	$26,283
Depreciation and amortization expense	$6,178		$3,790	$1,348	$—	$11,316

For the six months ended June 30, 2013	Specialty Phosphates US & Canada		Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$310,045		$82,285	$35,287	$—	$427,617
Intersegment sales	1,301		27,123	239	(28,663)	—
Total sales	$311,346	—	$109,408	$35,526	$(28,663)	$427,617
Operating income (a) (b)	$34,551		$1,990	$3,514	$—	$40,055
Depreciation and amortization expense	$13,572		$4,076	$1,203	$—	$18,851

For the six months ended June 30, 2012	Specialty Phosphates US & Canada		Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$287,865		$98,728	$55,839	$—	$442,432
Intersegment sales	848		30,995	263	(32,106)	—
Total sales	$288,713		$129,723	$56,102	$(32,106)	$442,432
Operating income (a) (b)	$47,503		$14,796	$2,123	$—	$64,422
Depreciation and amortization expense	$11,548		$7,563	$2,444	$—	$21,555

(a)
The six month period ended June 30, 2013 includes a $7.2 million benefit to earnings for the settlement of the Mexican CNA Water Tax Claims. The six months ended June 30, 2012 includes a $7.1 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

(b)
The six month period ended June 30, 2013 includes a $2.3 million charge to earnings for out of period costs in the US. The three and six months ended June 30, 2012 include $3.9 million and $2.4 million, respectively, of out of period cost in Mexico in GTSP & Other.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Acquisitions
In July 2012, Innophos purchased AMT Labs, Inc. and an affiliated company holding real property. The purchase accounting for the acquisition was closed in the first quarter of 2013 and no adjustments were recognized.
In December 2012, Innophos acquired the assets of Triarco Industries, Inc. ("Triarco"). Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage and dietary supplement industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important nutritional benefits and are often formulated with bioactive minerals and specialty phosphates. In the transaction, an Innophos subsidiary purchased all of Triarco's assets for $44.8 million in cash plus $1 million in shares of Innophos Holdings, Inc. Common Stock. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. An additional fair value adjustment decreasing inventory (and increasing goodwill) by approximately $0.7 million was recognized in the period ended March 31, 2013. This fair value adjustment has been reclassified on the December 31, 2012 balance sheet.

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

Recent Trends and Outlook
Moderate market demand growth was evident for Specialty Phosphates in the second quarter 2013, and, together with the success of our growth strategy, resulted in the strongest volume quarter for the US/Canada business in over three years. Mexico volumes were affected by production issues related to unexpected equipment failures that began in the first quarter and continued through mid-May, but June returned to our short-term target levels after the issues were resolved. This resulted in a significant sequential improvement in year-over-year sales volume variance. The overall Specialty Phosphates volume growth was 6% with 5% coming from acquisitions and the core business contributing a net 1% growth despite the Mexico production issues.
Momentum behind our growth strategy continues to improve, as evidenced by success with new products and continued export sales strength. We continue to expect modest market growth in 2013, with recent favorable demand trends, particularly in consumer oriented end markets, supporting this view. The June improvement seen in Mexico manufacturing performance and sales volumes gives us confidence that second half 2013 sales volumes for that business will return to second half 2012 levels, an improvement of 6-7% compared to the first half 2013.
Overall, our second half 2013 Specialty Phosphates year-over-year growth expectation, excluding the benefit of recent acquisitions, remains within our 4-6% long-term target range. Strong performance by our recent acquisitions is expected to continue, and this, together with the full year benefit of the two acquisitions made in 2012, is expected to contribute an additional 4% revenue growth for the second half 2013 in comparison to the prior year period.
We do not expect any major changes in raw material purchase prices or underlying Specialty Phosphates selling prices through the third quarter 2013.
During the second quarter 2013, the Company revised its methodology for estimating phosphate rock inventories on hand. As a result, we recorded a $2 million write-down of phosphate rock inventory in the second quarter 2013. In addition to this inventory charge, the Mexico business incurred elevated cost of goods sold of $4 million from lower efficiencies and higher maintenance costs resulting from Mexico production issues. Of the total $6 million of higher costs noted above, Mexico Specialty Phosphates incurred $4 million and GTSP & Other incurred $2 million.
Specialty Phosphates operating income margins were 12% for the second quarter 2013 as reported and met our second half expectation of 15% when adjusting out the additional Mexico costs noted above. Continued improvement in US/Canada business mix is expected to support improved margins for that business in the third quarter 2013. However, sequential margin improvement will not reach its full potential in the third quarter for Mexico because of a planned maintenance outage in Coatzacoalcos that typically occurs every 12 to 18 months and typically costs $2-3 million. This outage is not expected to have a significant effect on sales volumes in the second half 2013. Specialty Phosphates operating income margins are therefore expected to remain at 15% for the second half, as fourth quarter improvements in the Mexico margins will likely be offset by seasonally lower volumes affecting fixed cost leverage for the US/Canada business.
GTSP & Other profitability slipped to a small loss for the second quarter 2013 on an adjusted basis. Low market demand, which affected sales volumes in the quarter, resulted in weaker market pricing at the end of the quarter compared to the beginning. Based on current market price conditions, GTSP is expected to operate at a small loss through the third quarter.

Net debt (total long-term debt (including any current portion) less cash and cash equivalents) increased sequentially by $8 million in the second quarter 2013 to $136 million as a result of increased working capital in Mexico to support improved production and sales.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Amount	%	Amount	%
Net sales	$213.2	100.0	$214.2	100.0
Cost of goods sold	172.3	80.8	171.8	80.2
Gross profit	40.9	19.2	42.4	19.8
Operating expenses:
Selling, general and administrative	18.0	8.4	15.3	7.1
Research & development	0.8	0.4	0.8	0.4
Income from operations	22.1	10.4	26.3	12.3
Interest expense, net	1.6	0.8	1.6	0.7
Foreign exchange losses (gains), net	2.9	1.4	(0.1)	—
Provision for income taxes	6.0	2.8	8.3	3.9
Net income	$11.6	5.4	$16.5	7.7

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Amount	%	Amount	%
Net sales	$427.6	100.0	$442.4	100.0
Cost of goods sold	349.7	81.8	344.2	77.8
Gross profit	77.9	18.2	98.2	22.2
Operating expenses:
Selling, general and administrative	36.2	8.5	32.3	7.3
Research & development	1.6	0.4	1.5	0.3
Income from operations	40.1	9.4	64.4	14.6
Interest expense, net	2.7	0.6	3.2	0.7
Foreign exchange losses (gains), net	2.5	0.6	(0.4)	(0.1)
Provision for income taxes	10.9	2.5	17.5	4.0
Net income	$24.0	5.6	$44.1	10.0

Three months ended June 30, 2013 compared to the three months ended June 30, 2012
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2013 were $213.2 million, a decrease of $1.0 million, or 0.5%, as compared to $214.2 million for the same period in 2012. Higher sales in Specialty Phosphates resulting from acquisition benefits and growth in the US/Canada core business nearly offset lower sales in GTSP & Other. Specialty Phosphates volumes were 6.1% higher, with acquisition benefits accounting for 5.1% of the increase, and selling prices were down 1.8%, primarily due to a price reset on a long-term contract in Mexico and US/Canada sales mix. Global demand for phosphate and potash fertilizers was weak due to the Indian government policy in effect which favors nitrogen fertilizers; therefore, the typical spring acceleration in market fertilizer prices did not happen. As a result of the low global market demand, GTSP & Other volumes declined 46% versus the year ago period.
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
The following table illustrates for the three months ended June 30, 2013 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(1.1)%	9.8%	8.7%
Specialty Phosphates Mexico	(3.9)%	(5.4)%	(9.3)%
Total Specialty Phosphates	(1.8)%	6.1%	4.3%
GTSP & Other	(0.5)%	(46.0)%	(46.5)%
Total	(1.6)%	1.1%	(0.5)%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 6.8% and 5.1%, respectively, from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.
The following table illustrates for the three months ended June 30, 2013 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(2.3)%	8.7%	6.4%
Food & Technical Grade PPA	0.6%	1.2%	1.8%
STPP & Detergent Grade PPA	(2.3)%	(2.1)%	(4.4)%
Note: Included within Specialty Ingredients volume/mix variance was a 7.3% benefit from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2013 was $40.9 million, a decrease of $1.5 million, or 3.5%, as compared to $42.4 million for the same period in 2012. Gross profit percentage decreased to 19.2% for the three months ended March 31, 2013 versus 19.8% for the same period in 2012. Gross profit in 2013 was unfavorably affected by $3.5 million for lower selling prices, primarily due to US/Canada sales mix and a price reset on a long-term contract in Mexico, and $6.3 million in elevated cost of goods sold for Mexico, of which $2.1 million related to a revision of estimates for phosphate rock physical inventories and $4.2 million related to lower efficiencies and increased maintenance costs to address the equipment failure that we began to fix in the first quarter 2013. These unfavorable effects were partially offset by $2.7 million lower depreciation expense in the core business in 2013, $2.3 million benefit from acquisitions completed in 2012, $0.6 million favorable sales volume effects and $2.7 million of expense in the second quarter 2012 for adjustments to cost of goods sold, including amounts for prior periods. Overall raw material cost effects were insignificant when compared against the year ago period.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended June 30, 2013 were $18.8 million, an increase of $2.7 million, or 16.8%, as compared to $16.1 million for the same period in 2012. The increase was primarily due to the acquired AMT and Triarco businesses and and elevated focus on our quality and business process improvement programs.
Operating Income
Operating income for the three months ended June 30, 2013 was $22.1 million, a decrease of $4.2 million, or 16.0%, as compared to $26.3 million for the same period in 2012. Operating income as a percentage of net sales decreased to 10.4% versus 12.3% for the same period in 2012, for the reasons noted above.
Interest Expense, net

Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2013 was $1.6 million, no change when compared to $1.6 million for the same period in 2012.

Foreign Exchange
Foreign exchange for the three months ended June 30, 2013 was a loss of $2.9 million as compared to a gain of $0.1 million for the same period in 2012. The loss was primarily due to the weakening of the Mexican peso against the U.S. Dollar during the second quarter 2013. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 34% for the three months ended June 30, 2013 compared to 33% for the same period in 2012.
Net Income
Net income for the three months ended June 30, 2013 was $11.6 million, a decrease of $4.9 million as compared to $16.5 million for the same period in 2012, due to the factors described above.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2013 were $427.6 million, a decrease of $14.8 million, or 3.3%, as compared to $442.4 million for the same period in 2012. The decrease was primarily due to lower GTSP & Other sales which had 33.7% lower volumes and 3.1% lower prices due to soft fertilizer market conditions. Specialty Phosphates volumes were 3.2% higher, with a 5.2% benefit from acquisitions and a net 2.0% decline in our core business primarily resulting from operating issues in Mexico. Specialty Phosphates selling prices were down 1.7%, primarily due to a price reset on a long-term contract in Mexico and US/Canada sales mix.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the six months ended June 30, 2013 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(0.8)%	8.5%	7.7%
Specialty Phosphates Mexico	(4.2)%	(12.5)%	(16.7)%
Total Specialty Phosphates	(1.7)%	3.2%	1.5%
GTSP & Other	(3.1)%	(33.7)%	(36.8)%
Total	(1.9)%	(1.4)%	(3.3)%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 7.0% and 5.2%, respectively, from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.

The following table illustrates for the six months ended June 30, 2013 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(2.5)%	8.2%	5.7%
Food & Technical Grade PPA	1.4%	(2.5)%	(1.1)%
STPP & Detergent Grade PPA	(1.7)%	(16.3)%	(18.0)%
Note: Included within Specialty Ingredients volume/mix variance was a 7.6% benefit from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2013 was $77.9 million, a decrease of $20.3 million, or 20.7%, as compared to $98.2 million for the same period in 2012. Gross profit percentage decreased to 18.2% for the six months ended June 30, 2012 versus 22.2% for the same period in 2012.
Gross profit in 2013 was unfavorably affected by $8.2 million for lower selling prices, due to a price reset on a long-term contract in Mexico, lower fertilizer market prices and US/Canada sales mix, $2.4 million from lower sales volumes primarily the result of Mexico manufacturing issues, $5.4 million higher fixed costs including change in inventory effects from inventory reductions in Mexico, and $15.4 million in elevated cost of goods sold, of which $7.9 million related to Mexico manufacturing issues, $2.1 million related to a revision of estimates for phosphate rock inventories in Mexico, $2.3 million related to an out of period adjustment related to a long term supply agreement, $2.4 million related to demurrage on raw material purchases and other inventory related costs, and $0.7 million related to acquisition accounting expenses. The $31.4 million total of unfavorable effects were partially offset by $5.1 million benefit from acquisitions, $3.5 million for lower depreciation and $2.4 million of expense in the second quarter 2012 for adjustments made to cost of goods sold, including amounts for prior periods. Overall raw material cost effects were insignificant when compared against the year ago period, with lower Mexico raw material costs for phosphate rock and sulfur in the current period essentially offset by a first half 2012 benefit in US/Canada for lagged raw material price increases that did not affect cost of goods sold until the second quarter 2012 and forward. Both periods included a benefit of approximately $7 million as we made progress in reducing the amounts required to be paid to settle historical water duty claims by the Mexican authorities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the six months ended June 30, 2013 were $37.8 million, an increase of $4.0 million, or 11.8%, as compared to $33.8 million for the same period in 2012. The increase was primarily due to the acquired AMT and Triarco businesses an elevated focus on our quality and business process improvement programs.
Operating Income
Operating income for the six months ended June 30, 2013 was $40.1 million, a decrease of $24.3 million, or 37.7%, as compared to $64.4 million for the same period in 2012. Operating income as a percentage of net sales decreased to 9.4% versus 14.6% for the same period in 2012, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2013 was $2.7 million, a decrease of $0.5 million, or 15.6% as compared to $3.2 million for the same period in 2012.
Foreign Exchange
Foreign exchange for the six months ended June 30, 2013 was a loss of $2.5 million as compared to a gain of $0.4 million for the same period in 2012. The loss was primarily due to the weakening of the Mexican peso against the U.S. Dollar during the second quarter 2013. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes
The effective income tax rate was 31% for the six months ended June 30, 2013 compared to 28% for the same period in 2012. The variance in the effective tax rate is due to the Mexican CNA Water Tax Claims being recorded as discrete items for income tax provision purposes which lowered the effective tax rate 2% in 2013 and 5% in 2012.
Net Income
Net income for the six months ended June 30, 2013 was $24.0 million, a decrease of $20.1 million as compared to $44.1 million for the same period in 2012, due to the factors described above.
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

	Three Months Ended
	June 30, 2013	June 30, 2012	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$159,054	$146,270	8.7%
Specialty Phosphates Mexico	43,370	47,800	(9.3)%
Total Specialty Phosphates	202,424	194,070	4.3%
GTSP & Other	10,752	20,110	(46.5)%
Total	$213,176	$214,180	(0.5)%

Segment Operating Income
Specialty Phosphates US & Canada	$23,759	$20,267
Specialty Phosphates Mexico	1,333	8,534
Total Specialty Phosphates	25,092	28,801
GTSP & Other (a)	(2,962)	(2,518)
Total	$22,130	$26,283

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	14.9%	13.9%
Specialty Phosphates Mexico	3.1%	17.9%
Total Specialty Phosphates	12.4%	14.8%
GTSP & Other (a)	(27.5)%	(12.5)%
Total	10.4%	12.3%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$6,465	$6,178
Specialty Phosphates Mexico	2,318	3,790
Total Specialty Phosphates	$8,783	9,968
GTSP & Other	682	1,348
Total	$9,465	$11,316

(a)	The three month period ended June 30, 2012 includes a $3.9 million charge to earnings for out of period costs in Mexico.

	Six Months Ended
	June 30, 2013	June 30, 2012	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$310,045	$287,865	7.7%
Specialty Phosphates Mexico	82,285	98,728	(16.7)%
Total Specialty Phosphates	392,330	386,593	1.5%
GTSP & Other	35,287	55,839	(36.8)%
Total	$427,617	$442,432	(3.3)%

Segment Operating Income
Specialty Phosphates US & Canada	$34,551	$47,503
Specialty Phosphates Mexico	1,990	14,796
Total Specialty Phosphates	36,541	62,299
GTSP & Other (a) (b)	3,514	2,123
Total	$40,055	$64,422

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	11.1%	16.5%
Specialty Phosphates Mexico	2.4%	15.0%
Total Specialty Phosphates	9.3%	16.1%
GTSP & Other (a) (b)	10.0%	3.8%
Total	9.4%	14.6%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$13,572	$11,548
Specialty Phosphates Mexico	4,076	7,563
Total Specialty Phosphates	$17,648	19,111
GTSP & Other	1,203	2,444
Total	$18,851	$21,555

(a)
The six month period ended June 30, 2013 includes a $7.2 million benefit to earnings for the settlement of the Mexican CNA Water Tax Claims and a $2.3 million charge to earnings for out of period costs in the US.

(b)
The six month period ended June 30, 2012 includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid to the CNA for the Mexican CNA Water Tax Claims and a $2.4 million charge to earnings for out of period costs in Mexico.

Three months ended June 30, 2013 compared to the three months ended June 30, 2012
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 8.7% for the three months ended June 30, 2013 when compared with the same period in 2012. Volumes increased 9.8% due to a benefit of 6.8% from the AMT and Triarco acquisitions and 3.0% growth from the core business, due to success on geographical expansion and product innovation growth strategies, while average selling prices decreased by 1.1% due to sales mix which improved from the first quarter 2013 but was still not at prior year levels.
Specialty Phosphates Mexico net sales decreased 9.3% for the three months ended June 30, 2013 when compared with the same period in 2012. Volumes decreased 5.4% as the business experienced continued operating issues early in the quarter which limited production and sales. Selling prices decreased 3.9% primarily from a price reset upon the renewal of a long term contract and declines in the less differentiated detergent grade products.
GTSP & Other net sales decreased 46.5% for the three months ended June 30, 2013 when compared with the same period in 2012. Volumes decreased 46.0% and selling prices decreased 0.5% under weak fertilizer market conditions that did not reflect the typical spring acceleration in market fertilizer prices and demand.
Segment Operating Income Percentage of Net Sales:
The 100 basis point increase in Specialty Phosphates US & Canada for the three months ended June 30, 2013 compared with the same period in 2012 is primarily due to higher volumes which added 80 basis points, lower fixed costs which added 50 basis points, lower depreciation expense on the core business which added 50 basis points and lower selling prices which decreased margins by 100 basis points.
The 1,480 basis point decrease in Specialty Phosphates Mexico for the three months ended June 30, 2013 compared with the same period in 2012 is primarily due to higher cost of goods sold for manufacturing issues and a revision of estimates for phosphate rock inventories which decreased margins by 940 basis points. Lower selling prices decreased margins by 340 basis points and lower sales volumes decreased margins by 180 basis points.
The 1,500 basis point decrease in GTSP & Other for the three months ended June 30, 2013 compared with the same period in 2012 is primarily due to lower sales volumes which decreased margins by 1,520 basis points.
Overall raw material cost effects for all segments were insignificant when compared against the year ago period.
Six months ended June 30, 2013 compared to the six months ended June 30, 2012
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 7.7% for the six months ended June 30, 2013 when compared with the same period in 2012. Volumes increased 8.5% due to a benefit of 7.0% from the AMT and Triarco acquisitions and 1.5% growth from the core business, due to success on geographical expansion and product innovation growth strategies. Selling prices decreased by 0.8% due primarily to sales mix.
Specialty Phosphates Mexico net sales decreased 16.7% for the six months ended June 30, 2013 when compared with the same period in 2012. Volumes decreased 12.5% as the business experienced operating issues in the period which limited production and sales. Selling prices decreased 4.2% primarily from a price reset upon the renewal of a long term contract and declines in the less differentiated detergent grade products.
GTSP & Other net sales decreased 36.8% for the six months ended June 30, 2013 when compared with the same period in 2012. Volumes decreased 33.7% and selling prices decreased 3.1% .
Segment Operating Income Percentage of Net Sales:
The 540 basis point decrease in Specialty Phosphates US & Canada for the six months ended June 30, 2013 compared with the same period in 2012 is primarily due to increased costs of goods sold in 2013 compared to an inventory lag benefit in the first quarter 2012 which decreased margins by 290 basis points, elevated cost of goods sold in the first quarter 2013 for revisions in inventory accounting estimates, an out of period adjustment related to a long term supply agreement, demurrage on raw material purchases and acquisition accounting expenses which decreased margins by 190 basis points, and lower selling prices which decreased margins by 70 basis points.
The 1,260 basis point decrease in Specialty Phosphates Mexico for the six months ended June 30, 2013 compared with the same period in 2012 is primarily due to higher cost of goods sold for manufacturing issues and a revision of estimates for phosphate rock inventories which decreased margins by 760 basis points. Lower sales volume effects were offset by lower depreciation expenses. Lower selling prices decreased margins by 380 basis points which was partially offset by lower raw material costs, primarily from lower rock and sulfur market prices, which increased margins by 460 basis points. Higher plant fixed costs decreased margins by 590 basis points.
The 620 basis point increase in GTSP & Other for the six months ended June 30, 2013 compared with the same period in 2012 is primarily due to lower raw material costs, mainly from lower rock and sulfur market prices, which increased margins by 440 basis points. Lower manufacturing fixed costs increased margins by 330 basis points and lower depreciation added 210 basis points. Lower selling prices decreased margin by 300 basis points and lower volumes decreased margins by 80 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Six months ended
	June 30, 2013	June 30, 2012
Operating Activities	$43.7	$73.4
Investing Activities	(15.9)	(10.5)
Financing Activities	(22.3)	(28.0)

Six months ended June 30, 2013 compared to six months ended June 30, 2012
Net cash provided by operating activities was $43.7 million for the six months ended June 30, 2013 as compared to $73.4 million for 2012, a decrease of $29.7 million. The decrease in operating activities cash resulted from unfavorable changes of 20.1 million in net income as described earlier, $8.3 million in working capital and $1.6 million in non-cash adjustments to income, partially offset by a favorable change of $0.3 million in other long term assets and liabilities.
The unfavorable change in working capital is derived from it being a source of cash of $0.7 million in 2013 compared to a source in 2012 of $9.0 million, a decrease in cash of $8.3 million. Collections improved on the backlog of value added tax, or VAT, refunds due the Company from the Mexican government; however, this was offset by less cash generation from inventory movements due to increased requirements in Mexico to support improved production performance. Accounts receivable was a $7.5 million use of cash in 2013 compared to a $6.3 million source of cash in 2012, but remained at a consistent trend as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $1.6 million, $15.3 million and $4.3 million as of June 30, 2013, March 31, 2013 and December 31, 2012, respectively.
Net cash used for investing activities was $15.9 million for the six months ended June 30, 2013, compared to $10.5 million for 2012 an increase in spending of $5.4 million. The change is mainly due to $5.5 million higher capital spending at our Coatzacoalcos, Mexico manufacturing facility as we continue to make investments to improve the business.
Management projects total 2013 capital expenditures to be approximately $35-40 million. Investment continues to be focused on capacity enhancements for US/Canada and Mexico Specialty Ingredients facilities, expanding geographically and enhancing Mexico's capability to process multiple grades of rock, consistent with the Company's supply chain diversification strategy. In addition, the Company has a planned sulfuric maintenance outage at our Coatzacoalcos, Mexico manufacturing facility in the third quarter which will cost $2-3 million.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over a period, currently estimated at three to five years, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. Combined 2010 through 2012 expenditures on the exploration of the Baja California Sur concession deposits were approximately $3.1 million, and management currently expects to spend at a similar annual trend rate in 2013. Spending is expected to increase in 2014 by $2-3 million above the previous annual trend rate to accelerate evaluations of the Santo Domingo concession. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.

Net cash from financing activities for the six months ended June 30, 2013, was a use of $22.3 million, compared to a use of $28.0 million in 2012, a decrease in the use of cash of $5.7 million. This was due to $23.0 million increased loan borrowings partially offset by $12.0 million higher loan repayments, $4.0 million higher dividend payments, and $1.3 million lower excess tax benefits from exercise of stock options.
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
On June 30, 2013, the Company had cash and cash equivalents outside the United States of $24.3 million, or 75% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States taxes to repatriate these funds.
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
At June 30, 2013, we had $98 million principal amount of variable-rate debt and a $225.0 million revolving credit facility, of which $70.0 million was outstanding, both of which approximate fair value, determined using level 2 inputs within the fair value hierarchy. Total remaining availability was $153.1 million, taking into account $1.9 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately 1.4 million as of June 30, 2013.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $70.0 million outstanding borrowings as floating rate debt (not included in the swap) under our revolving credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.7 million per year.
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
As of June 30, 2013 the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated July 31, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated July 31, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated July 31, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated July 31, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	July 31, 2013

INNOPHOS HOLDINGS, INC.

/s/ Mark Feuerbach
By:	Mark Feuerbach
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 31, 2013

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated July 31, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated July 31, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated July 31, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated July 31, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002