Form 10-Q
period 2013-09-30
Innophos Holdings, Inc.
filed 2013-10-30
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2013, the registrant had 21,982,966 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$35,799	$26,815
Accounts receivable, net	99,230	94,033
Inventories	157,933	162,941
Other current assets	78,322	99,927
Total current assets	371,284	383,716
Property, plant and equipment, net	201,646	195,723
Goodwill	83,879	83,879
Intangibles and other assets, net	73,332	75,948
Total assets	$730,141	$739,266
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,003	$4,000
Accounts payable, trade and other	43,564	36,485
Other current liabilities	29,804	46,030
Total current liabilities	77,371	86,515
Long-term debt	158,007	172,000
Other long-term liabilities	35,396	36,428
Total liabilities	$270,774	$294,943
Commitments and contingencies (note 13)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,266,832 and 22,110,249; outstanding 21,982,966 and 21,830,870 shares	22	22
Paid-in capital	117,516	115,782
Common stock held in treasury, at cost (283,866 and 279,379 shares)	(12,481)	(12,411)
Retained earnings	358,742	346,866
Accumulated other comprehensive loss	(4,432)	(5,936)
Total stockholders' equity	459,367	444,323
Total liabilities and stockholders' equity	$730,141	$739,266

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$219,993	$211,188	$647,610	$653,620
Cost of goods sold	181,288	168,409	530,976	512,605
Gross profit	38,705	42,779	116,634	141,015
Operating expenses:
Selling, general and administrative	17,156	17,417	53,451	49,687
Research & development expenses	828	776	2,407	2,320
Total operating expenses	17,984	18,193	55,858	52,007
Operating income	20,721	24,586	60,776	89,008
Interest expense, net	1,709	1,314	4,455	4,536
Foreign exchange loss (gain)	674	(1,800)	3,091	(2,199)
Income before income taxes	18,338	25,072	53,230	86,671
Provision for income taxes	7,398	8,366	18,320	25,873
Net income	$10,940	16,706	$34,910	60,798
Net income attributable to participating common shareholders	$10,924	$16,695	$34,856	$60,758
Per share data (note 2):
Income per participating share:
Basic	$0.50	$0.77	$1.59	$2.79
Diluted	$0.49	$0.74	$1.56	$2.70
Weighted average participating shares outstanding:
Basic	21,947,948	21,807,013	21,932,814	21,804,415
Diluted	22,323,705	22,500,262	22,322,987	22,519,360

Other comprehensive income, net of tax:
Change in interest rate swaps, (net of tax ($213), $136, $700 and $312)	$(347)	$221	$1,142	$509
Change in pension and post-retirement plans, (net of tax $4, $(18), $258 and $70)	6	(80)	362	167
Other comprehensive income, net of tax	$(341)	$141	$1,504	$676
Comprehensive income	$10,599	$16,847	$36,414	$61,474

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$34,910	$60,798
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	27,794	32,118
Amortization of deferred financing charges	425	428
Deferred income tax provision (benefit)	610	(1,545)
Share-based compensation	1,766	3,319
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(5,197)	11,278
Decrease in inventories	5,008	17,508
Decrease (increase) in other current assets	17,211	(3,138)
Increase in accounts payable	7,079	2,844
Decrease in other current liabilities	(16,226)	(18,933)
Changes in other long-term assets and liabilities	650	(3,884)
Net cash provided from operating activities	74,030	100,793
Cash flows used for investing activities:
Capital expenditures	(30,333)	(15,997)
Acquisition of businesses, net of cash acquired	—	(27,093)
Net cash used for investing activities	(30,333)	(43,090)
Cash flows used for financing activities:
Proceeds from exercise of options	500	381
Long-term debt borrowings	28,000	15,000
Long-term debt repayments	(42,000)	(50,000)
Excess tax benefits from exercise of stock options	1,877	2,681
Common stock repurchases	(70)	(7,255)
Dividends paid	(23,020)	(17,181)
Net cash used for financing activities	(34,713)	(56,374)
Net change in cash	8,984	1,329
Cash and cash equivalents at beginning of period	26,815	35,242
Cash and cash equivalents at end of period	$35,799	$36,571

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2011	21,620	$22	$292,144	$106,037	$(4,995)	$393,208
Net income			74,190			74,190
Other comprehensive loss, (net of tax $643)					(941)	(941)
Proceeds from stock award exercises and issuances	340			(2,255)		(2,255)
Share-based compensation				1,912		1,912
Excess tax benefits from exercise of stock options				3,931		3,931
Common stock repurchases	(150)			(7,254)		(7,254)
Treasury stock reissued for acquisition of business	21			1,000		1,000
Dividends declared			(19,468)			(19,468)
Balance, December 31, 2012	21,831	$22	$346,866	$103,371	$(5,936)	$444,323
Net income			34,910			34,910
Other comprehensive loss, (net of tax $958)					1,504	1,504
Proceeds from stock award exercises and issuances	156			(1,909)		(1,909)
Share-based compensation				1,766		1,766
Excess tax benefits from exercise of stock options				1,877		1,877
Restricted stock forfeitures	(4)			(70)		(70)
Dividends declared			(23,034)			(23,034)
Balance, September 30, 2013	21,983	$22	$358,742	$105,035	$(4,432)	$459,367

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
Out of Period Adjustments
During the first quarter of fiscal 2013, we identified an adjustment necessary for a long-term supply contract. We corrected this item during the first quarter of fiscal 2013, which had the effect of increasing cost of goods sold by $2.3 million, and decreasing net income by $1.6 million for the nine month period ended September 30, 2013.. This prior period adjustment is not material to the financial results of the previously issued annual financial statements or current or previously issued interim financial statements. This adjustment is also not expected to be material to the full year 2013 financial statements.
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
In July 2013, the FASB issued amendments to allow the Federal Funds Effective Swap Rate (which is the Overnight Index Swap rate, or OIS rate, in the U.S.) to be designated as a benchmark interest rate for hedge accounting purposes under the derivatives and hedging guidance. The amendments also allow for the use of different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The initial adoption had no impact on our consolidated financial position and results of operation.
Issued but not yet adopted
In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). The Company is currently assessing the impact of the amended guidance on its consolidated financial position.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$10,940	$16,706	$34,910	$60,798
Less: earnings attributable to unvested shares	(16)	(11)	(54)	(40)
Net income available to participating common shareholders	$10,924	$16,695	$34,856	$60,758
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	21,947,948	21,807,013	21,932,814	21,804,415
Dilutive effect of stock equivalents	375,757	693,249	390,173	714,945
Diluted number of weighted average participating common shares outstanding	22,323,705	22,500,262	22,322,987	22,519,360
Earnings per participating common share:
Earnings per participating common share—Basic	$0.50	$0.77	$1.59	$2.79
Earnings per participating common share—Diluted	$0.49	$0.74	$1.56	$2.70

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	396,952	387,878	382,503	366,182

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Dividends
The following is the dividend activity for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Dividends declared – per share	$0.35	$—	$1.05	$0.54
Dividends declared – aggregate	7,694	—	23,020	11,776
Dividends paid – per share	0.35	0.27	1.05	0.79
Dividends paid – aggregate	7,694	5,891	23,020	17,181

We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock. The Company's Board of Directors declared an increase to its quarterly dividend to $0.40 per share to be paid in the fourth quarter of 2013.

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
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Stock options	$73	$291	$772	$1,147
Restricted stock	169	57	517	180
Performance shares	(227)	643	177	1,632
Stock grants	—	—	300	360
Total share-based compensation expense	$15	$991	$1,766	$3,319

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

5. Inventories
Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$51,201	$49,856
Finished products	96,231	103,563
Spare parts	10,501	9,522
	$157,933	$162,941

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of September 30, 2013 and December 31, 2012 were $12,215 and $11,551, respectively.

6. Other Current Assets
Other current assets consist of the following:

	September 30, 2013	December 31, 2012
Creditable taxes (value added taxes)	$19,352	$35,181
Vendor inventory deposits (prepaid)	21,481	19,445
Prepaid income taxes	22,750	22,000
Deferred income taxes	9,217	13,611
Other prepaids	3,312	2,884
Other	2,210	6,806
	$78,322	$99,927

7. Depreciation and Amortization Expense
Depreciation expense has steadily declined from the assets acquired at the inception of Innophos on August 13, 2004. Approximately 70% of the depreciable assets from the inception of Innophos had a useful life of 6 to 10 years. The assets acquired after the inception of Innophos have become a much larger factor of depreciation expense and the useful lives assigned to these assets are generally longer. Please see the table below for additional analysis of that factor:

	Nine months ended
	September 30, 2013	2012	2011
Depreciation expense on fair value of assets in connection with the formation of Innophos on August 13, 2004	$5,581	$19,794	$23,974
Amortization expense on fair value of intangibles in connection with the formation of Innophos on August 13, 2004	2,170	2,995	2,996
Depreciation expense from capital expenditures after 8/13/04	14,368	17,585	15,292
Acquisitions - depreciation expense	845	572	49
Acquisitions - intangible amortization expense	3,030	1,572	532
Changes in depreciation expense included in inventory	1,800	(184)	833
Total	$27,794	$42,334	$43,676

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2013	December 31, 2012
Developed technology and application patents, net of accumulated amortization of $18,295 for 2013 and $16,155 for 2012	7-20	$26,185	$28,325
Customer relationships, net of accumulated amortization of $9,611 for 2013 and $7,666 for 2012	5-15	27,439	29,384
Tradenames and license agreements, net of accumulated amortization of $5,854 for 2013 and $4,852 for 2012	5-20	11,596	12,598
Non-compete agreements, net of accumulated amortization of $757 for 2013 and $644 for 2012	4-10	553	666
Total intangibles		$65,773	$70,973
Deferred financing costs, net of accumulated amortization of $1,517 for 2013 and $1,092 for 2012 (see note 10)		$2,142	$2,567
Deferred income taxes		1,928	—
Other assets		3,489	2,408
Total other assets		$7,559	$4,975
		$73,332	$75,948

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2013	December 31, 2012
Payroll related	$8,857	$10,723
Freight and rebates	4,164	4,604
Benefits and pensions	6,195	6,727
Taxes other than income taxes	3,680	8,352
CNA water tax claims	—	10,855
Other	6,908	4,769
	$29,804	$46,030

10. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	September 30, 2013	December 31, 2012
Term loan due 2017	$97,000	$100,000
Revolver borrowings under the credit facility	65,000	76,000
Capital leases	10	—
Total borrowings	$162,010	$176,000
Less current portion	4,003	4,000
Long-term debt	$158,007	$172,000

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Repayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013.
As of September 30, 2013, $97.0 million was outstanding under the Term Loan and $65.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate, Level 2 input within the fair value hierarchy, with total availability at $157.7 million, taking into account $2.3 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.4%.
Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $0.8 million as of September 30, 2013.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the nine months ended September 30, 2013 and September 30, 2012 was $3,429 and $4,355.
As of September 30, 2013, the Company was in full compliance with all debt covenant requirements.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest expense	$1,664	1,371	$4,280	4,350
Deferred financing cost	137	141	425	428
Interest income	(8)	(11)	(29)	(55)
Less: amount capitalized for capital projects	(84)	(187)	(221)	(187)
Total interest expense, net	$1,709	$1,314	$4,455	$4,536

11. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	September 30, 2013	December 31, 2012
Deferred income taxes	$20,337	$21,497
Pension and post retirement liabilities (U.S. and Canada only)	7,254	7,253
Profit sharing and post employment liabilities	4,514	4,435
Environmental liabilities	1,100	1,100
Other liabilities	2,191	2,143
	$35,396	$36,428

12. Income Taxes
The effective income tax rate on income before taxes was approximately 34% for the nine months ended September 30, 2013 compared to approximately 30% for the comparable period in 2012. The variance in the effective tax rate is primarily due to recording of uncertain income tax positions which increased the effective tax rate by 3% over the prior year and the Mexican CNA Water Tax Claims being recorded as discrete items for income tax provision purposes which increased the effective tax rate by 2% over the prior year.
The Company has recorded tax contingencies of $2.1 million, net of Federal benefit, for uncertain income tax positions in accordance with ASC 740-10-05-6. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination, by certain foreign jurisdictions for its income tax returns for the years 2006 through 2008. In 2011, our subsidiary, Innophos Mexicana requested a refund of $2.5 million for the 2009 tax year which was disputed by the Mexican tax authorities, however, in June of 2013, the Mexican courts ruled in the Company's favor. In addition, our subsidiary, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. In April 2012, the Company filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment and a follow up response on October 15, 2013. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. On March 19, 2013, Internal Revenue Service commenced an examination of the Company's 2010 tax return. The company is also currently under audit in various other state tax jurisdictions for the years 2009 and 2010. Other than the assessments mentioned above, as of September 30, 2013, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $21,723 and $36,931 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of September 30, 2013.
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
Innophos, Inc. has been assessed approximately $1.2 million of sales/use taxes by the State of Louisiana and Ascension Parish. This tax assessment covers certain raw materials used in the production of Phosphoric Acid. The Company is contesting both tax assessments. This assessment covers periods 2004 to 2010 for the Parish and 2007 to 2010 for the State. We have concluded that the contingent liability arising from this matter is neither remote nor probable, but reasonably possible.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
	Pension benefits	Other benefits	Total	Pension benefits		Other benefits	Total
Service cost	$—	$91	$91	$—		$81	$81
Interest cost	27	40	67	28		34	62
Expected return on assets	(27)	—	(27)	(28)		—	(28)
Amortization of
prior service cost	—	—	—	—		33	33
unrecognized (gain) loss	14	—	14	4		(7)	(3)
Net periodic cost	$14	$131	$145	$4		$141	$145

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Pension benefits	Other benefits	Total	Pension benefits		Other benefits	Total
Service cost	$—	$273	$273	$—	162,000	$243	$243
Interest cost	81	121	202	82	72,000	106	188
Expected return on assets	(82)	—	(82)	(82)	—	—	(82)
Amortization of
prior service cost	—	—	—	—		97	97
unrecognized (gain) loss	42	—	42	10		(21)	(11)
Net periodic cost	$41	$394	$435	$10		$425	$435

In April 2013, Innophos contributed approximately $0.1 million to its U.S. defined benefit pension plan to satisfy the full year 2013 minimum contribution requirements.
Innophos made its entire cash contribution of $2.9 million for the U.S. defined contribution plan during the first quarter of 2013 for the plan year 2012.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$86	$19	$105	$85	$21	$106
Interest cost	138	20	158	151	26	177
Expected return on assets	(223)	—	(223)	(236)	—	(236)
Amortization of
actuarial loss (gain)	78	9	87	65	11	76
prior service cost	25	—	25	26	—	26
net transition obligation	—	8	8	—	7	7
Exchange rate changes	(18)	4	(14)	122	22	144
Net periodic cost	$86	$60	$146	$213	$87	$300

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$263	$58	$321	$253	$61	$314
Interest cost	420	61	481	451	74	525
Expected return on assets	(679)	—	(679)	(706)	—	(706)
Amortization of
actuarial loss (gain)	238	27	265	195	35	230
prior service cost	76	—	76	78	—	78
net transition obligation	—	23	23	—	23	23
Exchange rate changes	186	(43)	143	142	29	171
Net periodic cost	$504	$126	$630	$413	$222	$635
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of $0.6 million during the nine months ended September 30, 2013. Innophos Canada, Inc. plans to make additional cash contributions to its Canadian defined benefit plan of approximately $0.2 million during the remainder of 2013.

15. Segment Reporting
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended September 30, 2013	Specialty Phosphates US & Canada		Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$153,588		$44,712	$21,693	$—	$219,993
Intersegment sales	720		16,972	—	(17,692)	—
Total sales	$154,308		$61,684	$21,693	$(17,692)	$219,993
Operating income	$21,482		$2,964	$(3,725)	$—	$20,721
Depreciation and amortization expense	$6,967		$1,740	$236	$—	$8,943

For the three months ended September 30, 2012	Specialty Phosphates US & Canada		Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$144,664		$41,222	$25,302	$—	$211,188
Intersegment sales	370		14,087	57	(14,514)	—
Total sales	$145,034		$55,309	$25,359	$(14,514)	$211,188
Operating income	$22,759		$2,369	$(542)	$—	$24,586
Depreciation and amortization expense	$5,732		$3,670	$1,160	$—	$10,562

For the nine months ended September 30, 2013	Specialty Phosphates US & Canada		Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$463,633		$126,997	$56,980	$—	$647,610
Intersegment sales	2,021		44,095	239	(46,355)	—
Total sales	$465,654	—	$171,092	$57,219	$(46,355)	$647,610
Operating income (a) (b)	$56,032		$4,954	$(210)	$—	$60,776
Depreciation and amortization expense	$20,540		$5,815	$1,439	$—	$27,794

For the nine months ended September 30, 2012	Specialty Phosphates US & Canada		Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$432,528		$139,951	$81,141	$—	$653,620
Intersegment sales	1,218		45,082	320	(46,620)	—
Total sales	$433,746		$185,033	$81,461	$(46,620)	$653,620
Operating income (a) (b)	$70,262		$17,156	$1,590	$—	$89,008
Depreciation and amortization expense	$17,280		$11,233	$3,605	$—	$32,118

(a)
The nine month period ended September 30, 2013 includes a $7.2 million benefit to earnings for the settlement of the Mexican CNA Water Tax Claims. The nine months ended September 30, 2012 includes a $7.1 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

(b)
The nine month period ended September 30, 2013 includes a $2.3 million charge to earnings for out of period costs in the US. The nine months ended September 30, 2012 includes a $2.4 million of out of period cost in Mexico in GTSP & Other.

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
In December 2012, Innophos acquired the assets of Triarco Industries, Inc. ("Triarco"). Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage and dietary supplement industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important nutritional benefits and are often formulated with bioactive minerals and specialty phosphates. In the transaction, an Innophos subsidiary purchased all of Triarco's assets for $44.1 million in cash plus $1 million in shares of Innophos Holdings, Inc. Common Stock. The preliminary allocation of the purchase price of the acquisition has currently been included in these financial statements and changes to that allocation may occur as additional information becomes available. An additional fair value adjustment decreasing inventory (and increasing goodwill) by approximately $0.7 million was recognized in the period ended March 31, 2013. This fair value adjustment has been reclassified on the December 31, 2012 balance sheet.

17. Subsequent Events
On October 17, 2013, Innophos Acquisition II (an indirect subsidiary of Innophos, Inc.) acquired substantially all of the assets of privately held Chelated Minerals International, Inc., (CMI), based in Salt Lake City, Utah. CMI has significant knowhow in the manufacture and science of chelated minerals supplied to the human nutrition market. The acquisition of CMI strengthens Innophos’ position in micronutrient ingredients, which further enhances the Company’s ability to supply a broad range of nutrition fortification solutions to its customers. Innophos enjoys a strong position in macronutrient minerals such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. The human diet also requires smaller quantities of a wide range of other minerals such as chromium, selenium, zinc and iron classified as micronutrients.
The acquisition had a purchase price of $5 million, subject to specified adjustments, and was funded from cash on-hand.

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

Recent Trends and Outlook
Moderate market demand growth continued for Specialty Phosphates in the third quarter 2013. The continued success of our growth strategy, targeted to achieve 2-3% above the market rate overall, resulted in 3% year-over-year core business growth for Specialty Phosphates. Export sales were up 16% year-over-year and reached their highest level since first quarter 2012. Overall, Specialty Phosphates volume growth was 7% with 4% coming from acquisitions.
Our fourth quarter 2013 Specialty Phosphates year-over-year growth expectation is flat, excluding the benefit of the Triarco acquisition, as expected growth for the US & Canada business should be offset by a decline in the Mexico business. Mexico’s fourth quarter 2013 Specialty Phosphates volumes overall are expected to increase by 8-10% compared to the prior year; however, intercompany sales to replenish US inventories that were depleted throughout the year are expected to be double the year ago levels, which will result in a year-over-year decrease of trade sales in the Latin American region. The benefit of the Triarco acquisition made at the end of 2012 is expected to contribute an additional 3% revenue growth during the fourth quarter 2013 in comparison to the prior year period.
Market prices for key raw materials, phosphate rock and sulfur, both declined during the third quarter 2013, with sulfur showing the most notable drop of approximately one-third from its second quarter 2013 level. Lower purchase prices achieved in the third quarter are expected to be realized in the fourth quarter 2013 income statement, providing approximately 100 basis points of additional Specialty Phosphates operating income margin.
Specialty Phosphates operating income margins were 12% for the third quarter 2013, below original expectations, primarily due to US/Canada business mix and approximately $2 million higher costs than expected for the planned maintenance outage in Coatzacoalcos. Total costs incurred for the third quarter 2013 planned maintenance outage were approximately $4.5 million, with approximately $3.5 million recorded in Specialty Phosphates and approximately $1.0 million recorded in GTSP & Other. The benefit of these costs not recurring in the fourth quarter 2013 will be partially offset by lower cost leverage from the effects of seasonal volume declines for the business. Combined with the noted raw material cost savings, Specialty Phosphates operating income margin is expected to improve to approximately 14% for the fourth quarter 2013.
GTSP & Other profitability slipped to a $4 million operating loss for the third quarter 2013 due to a 15-20% decline in fertilizer prices caused by broad-based decline in market demand. The rapid decline in selling prices required an approximate $2 million lower of cost or market adjustment on the ending inventory levels, resulting in a greater operating loss for the quarter. Market prices are expected to fall further due to seasonally lower market demand, so our expectation is for a similar operating loss in the fourth quarter as just experienced in the third quarter 2013. Once market prices level off and allow for raw material costs to catch-up, operating income is expected to return close to break-even.
Net debt (total long-term debt (including any current portion) less cash and cash equivalents) decreased sequentially by $10 million in the third quarter 2013 to $126 million as a result of progress made on recovering tax refunds from the Mexican government. Gross debt was reduced by $6 million reflecting payments made against the credit facility during the third quarter 2013.
Looking ahead to 2014, our preliminary indication for Specialty Phosphates volume growth is in the 3-5% range. This is down slightly from previous targets, as we now see market demand growing at 1-2% rather than 2-3%, offset by continued success in executing our growth initiatives to deliver above market growth rates. Specialty Phosphates operating income margins are expected to be in the 14-15% range, and GTSP & Other is expected to return to the more recent norms of break-even.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Amount	%	Amount	%
Net sales	$220.0	100.0	$211.2	100.0
Cost of goods sold	181.3	82.4	168.4	79.7
Gross profit	38.7	17.6	42.8	20.3
Operating expenses:
Selling, general and administrative	17.2	7.8	17.4	8.2
Research & development	0.8	0.4	0.8	0.4
Income from operations	20.7	9.4	24.6	11.6
Interest expense, net	1.7	0.8	1.3	0.6
Foreign exchange losses (gains), net	0.7	0.3	(1.8)	(0.9)
Provision for income taxes	7.4	3.4	8.4	4.0
Net income	$10.9	5.0	$16.7	7.9

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Amount	%	Amount	%
Net sales	$647.6	100.0	$653.6	100.0
Cost of goods sold	531.0	82.0	512.6	78.4
Gross profit	116.6	18.0	141.0	21.6
Operating expenses:
Selling, general and administrative	53.4	8.2	49.7	7.6
Research & development	2.4	0.4	2.3	0.4
Income from operations	60.8	9.4	89.0	13.6
Interest expense, net	4.5	0.7	4.5	0.7
Foreign exchange losses (gains), net	3.1	0.5	(2.2)	(0.3)
Provision for income taxes	18.3	2.8	25.9	4.0
Net income	$34.9	5.4	$60.8	9.3

Three months ended September 30, 2013 compared to the three months ended September 30, 2012
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2013 were $220.0 million, an increase of $8.8 million, or 4.2%, as compared to $211.2 million for the same period in 2012. Higher sales in Specialty Phosphates resulting from acquisition benefits, growth in the US/Canada core business and improved operations in Mexico offset lower sales in GTSP & Other. Specialty Phosphates volumes were 7.2% higher, with acquisition benefits accounting for 4.1% of the increase and the core business contributing 3.1% growth, while selling prices were down 0.5%, primarily due to US/Canada sales mix. GTSP & Other volumes declined 3.3% and selling prices were down 11% versus the year ago period due to declining fertilizer market prices that ended 15-20% below where the quarter began.
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

The following table illustrates for the three months ended September 30, 2013 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(1.5)%	7.7%	6.2%
Specialty Phosphates Mexico	3.3%	5.2%	8.5%
Total Specialty Phosphates	(0.5)%	7.2%	6.7%
GTSP & Other	(11.0)%	(3.3)%	(14.3)%
Total	(1.7)%	5.9%	4.2%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 5.3% and 4.1%, respectively, from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.
The following table illustrates for the three months ended September 30, 2013 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(1.6)%	12.1%	10.5%
Food & Technical Grade PPA	(1.5)%	1.6%	0.1%
STPP & Detergent Grade PPA	8.1%	(12.8)%	(4.7)%
Note: Included within Specialty Ingredients volume/mix variance was a 5.9% benefit from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2013 was $38.7 million, a decrease of $4.1 million, or 9.6%, as compared to $42.8 million for the same period in 2012. Gross profit percentage decreased to 17.6% for the three months ended September 30, 2013 versus 20.3% for the same period in 2012. Gross profit in 2013 was unfavorably affected by $3.7 million for lower selling prices, primarily due to GTSP & Other, $3.5 million increased manufacturing costs including changes in inventories, a net $2.8 million increase planned maintenance outage expenses mainly at our Coatzacoalcos manufacturing facility, and a $1.6 million lower of cost or market reserve recorded in the current period for GTSP. These unfavorable effects were partially offset by $2.1 million lower depreciation, $2.9 million favorable sales volume effects, $1.2 million benefit from acquisitions, and $0.7 million in lower raw material costs. Included in 2012 was $0.6 million for acquisition related fair value adjustments.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended September 30, 2013 were $18.0 million, a decrease of $0.2 million, or 1.1%, as compared to $18.2 million for the same period in 2012.
Operating Income
Operating income for the three months ended September 30, 2013 was $20.7 million, a decrease of $3.9 million, or 15.9%, as compared to $24.6 million for the same period in 2012. Operating income as a percentage of net sales decreased to 9.4% versus 11.6% for the same period in 2012, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2013 was $1.7 million, an increase of $0.4 million due to the recording of interest expense on uncertain tax positions, or 30.8% as compared to $1.3 million for the same period in 2012.

Foreign Exchange
Foreign exchange for the three months ended September 30, 2013 was a loss of $0.7 million as compared to a gain of $1.8 million for the same period in 2012 that primarily resulted from a strengthening of the peso against the U.S. Dollar during the prior year period. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 40% for the three months ended September 30, 2013 compared to 33% for the same period in 2012. The variance in the effective tax rate is due to the recording of uncertain income tax provisions which increased the tax rate by 7% over the prior year.
Net Income
Net income for the three months ended September 30, 2013 was $10.9 million, a decrease of $5.8 million as compared to $16.7 million for the same period in 2012, due to the factors described above.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2013 were $647.6 million, a decrease of $6.0 million, or 0.9%, as compared to $653.6 million for the same period in 2012. The decrease was primarily due to lower GTSP & Other sales which had 24.2% lower volumes and 5.6% lower prices due to soft fertilizer market conditions. Specialty Phosphates volumes were 4.5% higher, with a 4.9% benefit from acquisitions and a net 0.4% decline in our core business primarily resulting from first half 2013 operating issues in Mexico. Specialty Phosphates average selling prices were down 1.3% primarily due to unfavorable sales mix in the US/Canada business and a price reset on a long-term contract in Mexico.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the nine months ended September 30, 2013 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(1.1)%	8.3%	7.2%
Specialty Phosphates Mexico	(2.0)%	(7.3)%	(9.3)%
Total Specialty Phosphates	(1.3)%	4.5%	3.2%
GTSP & Other	(5.6)%	(24.2)%	(29.8)%
Total	(1.8)%	0.9%	(0.9)%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 6.5% and 4.9%, respectively, from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.

The following table illustrates for the nine months ended September 30, 2013 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(2.2)%	9.4%	7.2%
Food & Technical Grade PPA	0.4%	(1.2)%	(0.8)%
STPP & Detergent Grade PPA	1.3%	(15.2)%	(13.9)%
Note: Included within Specialty Ingredients volume/mix variance was a 7.0% benefit from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2013 was $116.6 million, a decrease of $24.4 million, or 17.3%, as compared to $141.0 million for the same period in 2012. Gross profit percentage decreased to 18.0% for the nine months ended September 30, 2012 versus 21.6% for the same period in 2012.
Gross profit in 2013 was unfavorably affected by $11.9 million for lower selling prices, $0.8 million higher raw material costs, $6.7 million higher fixed costs including change in inventory effects, a net $2.8 million increase in expenses for planned maintenance outages, mainly at our Coatzacoalcos manufacturing facility, a $1.6 million lower of cost or market reserve recorded in the current period for GTSP, $1.3 million unfavorable exchange rate mostly from Mexican peso based costs, and $15.4 million in elevated cost of goods sold for the first half 2013, of which $7.9 million related to Mexico manufacturing issues, $2.1 million related to a revision of estimates for phosphate rock inventories in Mexico, $2.3 million related to an out of period adjustment related to a long term supply agreement, $2.4 million related to demurrage on raw material purchases and other inventory related costs, and $0.7 million related to acquisition related fair value adjustments. The $40.5 million total of unfavorable effects were partially offset by $6.2 million benefit from acquisitions, $4.0 million for lower depreciation, $2.9 million higher sales volumes, and $2.4 million of expense in the second quarter 2012 for adjustments made to cost of goods sold, including amounts for prior periods. Included in 2012 was $0.6 million for acquisition related fair value adjustments. Both periods included a benefit of approximately $7 million as we made progress in reducing the amounts required to be paid to settle historical water duty claims by the Mexican authorities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the nine months ended September 30, 2013 were $55.8 million, an increase of $3.8 million, or 7.3%, as compared to $52.0 million for the same period in 2012. The increase was primarily due to the acquired AMT and Triarco businesses and an elevated focus on our quality and business process improvement programs partially offset by lower incentive compensation plan expenses.
Operating Income
Operating income for the nine months ended September 30, 2013 was $60.8 million, a decrease of $28.2 million, or 31.7%, as compared to $89.0 million for the same period in 2012. Operating income as a percentage of net sales decreased to 9.4% versus 13.6% for the same period in 2012, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2013 was $4.5 million, no change when compared to $4.5 million for the same period in 2012, with 2013 benefits from lower interest rates on the new credit facility offset by $0.4 million of interest expense on uncertain tax positions recorded in the third quarter 2013.
Foreign Exchange
Foreign exchange for the nine months ended September 30, 2013 was a loss of $3.1 million as compared to a gain of $2.2 million for the same period in 2012, primarily due to weakening of the peso against the U.S. Dollar combined with higher monetary asset positions in the 2013 period versus a strengthening of the peso against the U.S. Dollar in the 2012 period. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes
The effective income tax rate was 34% for the nine months ended September 30, 2013 compared to 30% for the same period in 2012. The variance in the effective tax rate is primarily due to recording of uncertain income tax positions which increased the effective tax rate by 3% over the prior year and the Mexican CNA Water Tax Claims being recorded as discrete items for income tax provision purposes which increased the effective tax rate by 2% over the prior year.
Net Income
Net income for the nine months ended September 30, 2013 was $34.9 million, a decrease of $25.9 million as compared to $60.8 million for the same period in 2012, due to the factors described above.
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

	Three Months Ended
	September 30, 2013	September 30, 2012	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$153,588	$144,664	6.2%
Specialty Phosphates Mexico	44,712	41,222	8.5%
Total Specialty Phosphates	198,300	185,886	6.7%
GTSP & Other	21,693	25,302	(14.3)%
Total	$219,993	$211,188	4.2%

Segment Operating Income
Specialty Phosphates US & Canada	$21,482	$22,759
Specialty Phosphates Mexico	2,964	2,369
Total Specialty Phosphates	24,446	25,128
GTSP & Other	(3,725)	(542)
Total	$20,721	$24,586

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	14.0%	15.7%
Specialty Phosphates Mexico	6.6%	5.7%
Total Specialty Phosphates	12.3%	13.5%
GTSP & Other	(17.2)%	(2.1)%
Total	9.4%	11.6%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$6,967	$5,732
Specialty Phosphates Mexico	1,740	3,670
Total Specialty Phosphates	$8,707	9,402
GTSP & Other	236	1,160
Total	$8,943	$10,562

	Nine Months Ended
	September 30, 2013	September 30, 2012	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$463,633	$432,528	7.2%
Specialty Phosphates Mexico	126,997	139,951	(9.3)%
Total Specialty Phosphates	590,630	572,479	3.2%
GTSP & Other	56,980	81,141	(29.8)%
Total	$647,610	$653,620	(0.9)%

Segment Operating Income
Specialty Phosphates US & Canada	$56,032	$70,262
Specialty Phosphates Mexico	4,954	17,156
Total Specialty Phosphates	60,986	87,418
GTSP & Other (a) (b)	(210)	1,590
Total	$60,776	$89,008

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	12.1%	16.2%
Specialty Phosphates Mexico	3.9%	12.3%
Total Specialty Phosphates	10.3%	15.3%
GTSP & Other (a) (b)	(0.4)%	2.0%
Total	9.4%	13.6%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$20,540	$17,280
Specialty Phosphates Mexico	5,815	11,233
Total Specialty Phosphates	$26,355	28,513
GTSP & Other	1,439	3,605
Total	$27,794	$32,118

(a)
The nine month period ended September 30, 2013 includes a $7.2 million benefit to earnings for the settlement of the Mexican CNA Water Tax Claims and a $2.3 million charge to earnings for out of period costs in the US.

(b)
The nine month period ended September 30, 2012 includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid to the CNA for the Mexican CNA Water Tax Claims and a $2.4 million charge to earnings for out of period costs in Mexico.

Three months ended September 30, 2013 compared to the three months ended September 30, 2012
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 6.2% for the three months ended September 30, 2013 when compared with the same period in 2012. Volumes increased 7.7% due to a benefit of 5.3% from the AMT and Triarco acquisitions and 2.4% growth from the core business, due to success on geographical expansion and product innovation growth strategies, while average selling prices decreased by 1.5% due primarily to sales mix.
Specialty Phosphates Mexico net sales increased 8.5% for the three months ended September 30, 2013 when compared with the same period in 2012. Volumes increased 5.2% as a result of improved operations and selling prices increased 3.3%.
GTSP & Other net sales decreased 14.3% for the three months ended September 30, 2013 when compared with the same period in 2012. Volumes decreased 3.3% and selling prices decreased 11.0% under weak fertilizer market conditions with prices ending 15-20% below where the quarter began.
Segment Operating Income Percentage of Net Sales:
The 170 basis point decrease in Specialty Phosphates US & Canada for the three months ended September 30, 2013 compared with the same period in 2012 is due to lower average selling prices which decreased margins by 130 basis points, increased raw material costs which decreased margins 100 basis points, higher depreciation in the core business which decreased margins by 40 basis points, and higher fixed costs which decreased margins 20 basis points, partially offset by increased volumes that added 120 basis points.
The 90 point increase in Specialty Phosphates Mexico for the three months ended September 30, 2013 compared with the same period in 2012 is due to higher selling prices which increased margins by 290 basis points, higher sales volumes which increased margins by 420 basis points, lower raw material costs which increased margins by 110 basis points, and lower depreciation which increased margins by 470 basis points. Higher fixed costs decreased margins by 590 basis points and increased turnaround cost at our Coatzacoalcos manufacturing facility decreased margins by 610 basis points.
The 1,500 basis point decrease in GTSP & Other for the three months ended September 30, 2013 compared with the same period in 2012 is due to lower selling prices which decreased margins 1,270 basis points, a lower of cost or market reserve which decreased margins by 630 basis points, higher fixed costs which lowered margins 420 basis points, lower sales volumes which decreased margins by 40 basis points, and increased turnaround cost at our Coatzacoalcos manufacturing facility which decreased margins by 320 basis points. Lower raw material cost increased margins by 810 basis points and lower depreciation increased margins by 370 basis points.
Raw material cost effects for the Company overall were insignificant when compared against the prior period.
Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 7.2% for the nine months ended September 30, 2013 when compared with the same period in 2012. Volumes increased 8.3% due to a benefit of 6.5% from the AMT and Triarco acquisitions and 1.8% growth from the core business, due to success on geographical expansion and product innovation growth strategies. Selling prices decreased by 1.1% due primarily to sales mix.
Specialty Phosphates Mexico net sales decreased 9.3% for the nine months ended September 30, 2013 when compared with the same period in 2012. Volumes decreased 7.3% as the business experienced operating issues in the first half of 2013 which limited production and sales. Selling prices decreased 2.0% primarily from a price reset upon the renewal of a long term contract and declines in the less differentiated detergent grade products.
GTSP & Other net sales decreased 29.8% for the nine months ended September 30, 2013 when compared with the same period in 2012. Volumes decreased 24.2% and selling prices decreased 5.6% due to weak fertilizer market demand which resulted in a sharp decline in third quarter 2013 market selling prices that decreased 15-20% within the quarter.
Segment Operating Income Percentage of Net Sales:
The 410 basis point decrease in Specialty Phosphates US & Canada for the nine months ended September 30, 2013 compared with the same period in 2012 is primarily due to increased costs of goods sold in 2013 compared to an inventory lag benefit in the first quarter 2012 which decreased margins by 360 basis points, elevated cost of goods sold in the first quarter 2013 for revisions in inventory accounting estimates, an out of period adjustment related to a long term supply agreement, demurrage on raw material purchases and acquisition accounting expenses which decreased margins by 130 basis points, lower selling prices which decreased margins by 90 basis points, and higher fixed costs in the core business which decreased margins by 50 basis points. Higher volumes increased margins by 220 basis points.
The 840 basis point decrease in Specialty Phosphates Mexico for the nine months ended September 30, 2013 compared with the same period in 2012 is primarily due to higher cost of goods sold for first half 2013 manufacturing issues and a revision of estimates for phosphate rock inventories which decreased margins by 540 basis points, lower selling prices which decreased margins by 180 basis points, lower sales volume which decreased margins by 190 basis points, increased fixed costs which decreased margins by 610 basis points, and increased turnaround cost at our Coatzacoalcos manufacturing facility decreased margins by 180 basis points. Lower raw material costs increased margins by 470 basis points and lower depreciation increased margins by 390 basis points.
The 240 basis point decrease in GTSP & Other for the nine months ended September 30, 2013 compared with the same period in 2012 is primarily due to lower selling prices which decreased margin by 580 basis points, a lower of cost or market reserve which decreased margins by 200 basis points, lower sales volumes which decreased margins by 290 basis points, and increased turnaround cost at our Coatzacoalcos manufacturing facility decreased margins by 100 basis points. Lower raw material costs, mainly from lower rock and sulfur market prices, increased margins by 540 basis points, lower depreciation added 270 basis points, and lower fixed costs which increased margins by 120 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Nine months ended
	September 30, 2013	September 30, 2012
Operating Activities	$74.0	$100.8
Investing Activities	(30.3)	(43.1)
Financing Activities	(34.7)	(56.4)

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
Net cash provided by operating activities was $74.0 million for the nine months ended September 30, 2013 as compared to $100.8 million for 2012, a decrease of $26.8 million. The decrease in operating activities cash resulted from unfavorable changes of $25.9 million in net income as described earlier, $1.7 million in working capital and $3.7 million in non-cash adjustments to income, partially offset by a favorable change of $4.5 million in other long term assets and liabilities.
The unfavorable change in working capital is derived from it being a source of cash of $7.8 million in 2013 compared to a source in 2012 of $9.5 million, a decrease in cash of $1.7 million. Collections improved on the backlog of value added tax, or VAT, refunds due the Company from the Mexican government; however, this was offset by less cash generation from inventory movements due to increased requirements in Mexico to support improved production performance. Accounts receivable was a $5.2 million use of cash in 2013 compared to a $11.3 million source of cash in 2012, but remained at a consistent trend as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $1.0 million, $1.6 million, $15.3 million and $4.3 million as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively. Subsequent to the balance sheet date, on October 1, 2013 our Mexican subsidiary received their 2012 income tax refund of approximately $8.7 million.
Net cash used for investing activities was $30.3 million for the nine months ended September 30, 2013, compared to $43.1 million for 2012, a decrease in spending of $12.8 million. The change is mainly due to $14.0 million higher capital spending at our Coatzacoalcos, Mexico manufacturing facility as we continue to make investments to improve the reliability and flexibility of that operation. In the third quarter of 2012 the AMT business was acquired for $27.1 million.
Management projects total capital expenditures to be near the high end of the $35-40 million expectation for 2013, and in the $45-50 million range for 2014. The maintenance portion of these capital expenditures is expected to be at the high end of typical $20-$25 million range in 2013, and expected to exceed the high end of the typical range in 2014 by $5-$10 million, before returning to the typical range. Investment continues to be focused on capacity enhancements for US, Canada and Mexico Specialty Ingredients facilities, and further enhancing Mexico's reliability and efficiency, as well as it's flexibility, to process multiple grades of phosphate rock, consistent with the Company's supply chain diversification strategy. A new higher-

grade PPA operation was successfully commissioned in the third quarter 2013 as part of the long term plant upgrade program for Coatzacoalcos. This higher-grade PPA will further support internal needs for the US and Canada network and allow a continued upgrading of the product mix in the Latin America region.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over a period, currently estimated at three to five years, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. Combined 2010 through 2012 expenditures on the exploration of the Baja California Sur concession deposits were approximately $3.1 million, and management currently expects to spend at a similar annual trend rate in 2013. Spending could increase in 2014 by up to $3 million above the previous annual trend rate to accelerate evaluations of the Santo Domingo concession. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the nine months ended September 30, 2013, was a use of $34.7 million, compared to a use of $56.4 million in 2012, a decrease in the use of cash of $21.7 million. This was mainly due to $13.0 million increased loan borrowings, $8.0 million lower loan repayments, $7.2 million lower common stock repurchases, partially offset by $5.8 million higher dividend payments and $0.7 million lower excess tax benefits from exercise of stock options.
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
On September 30, 2013, the Company had cash and cash equivalents outside the United States of $22.2 million, or 62% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States income taxes to repatriate these funds.
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
On October 25, 2013 the Company's Board of Directors declared an increase to its quarterly dividend from $0.35 per share to $0.40 per share to be paid in the fourth quarter of 2013.

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
At September 30, 2013, we had $97 million principal amount of variable-rate debt and a $225.0 million revolving credit facility, of which $65.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $157.7 million, taking into account $2.3 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately 0.8 million (determined using level 2 inputs within the fair value hierarchy) as of September 30, 2013.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $65.0 million outstanding borrowings as floating rate debt (not included in the swap) under our revolving credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.7 million per year.
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
As of September 30, 2013 the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 13 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated October 30, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated October 30, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated October 30, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated October 30, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	October 30, 2013

INNOPHOS HOLDINGS, INC.

/s/ Mark Feuerbach
By:	Mark Feuerbach
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 30, 2013

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated October 30, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated October 30, 2013 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated October 30, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated October 30, 2013 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002