Form 10-K
period 2013-12-31
Innophos Holdings, Inc.
filed 2014-02-27
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC, 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.0 billion as of June 28, 2013, the last business day of the Registrant’s most recently completed second quarter (based on the Nasdaq Global Select Market closing price on that date).
As of February 4, 2014, the registrant had 22,348,092 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held May 20, 2014	III (Items 10, 11, 12, 13 and 14)

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
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other specialty ingredients to supply a product range produced to stringent regulatory manufacturing standards and the quality demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture, performance or nutritional content of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.
The Company has made recent acquisitions in the bioactive mineral ingredients sector. Bioactive mineral ingredients are mineral based ingredients for food, beverage and dietary supplement end markets that are manufactured to be readily digestible. Historically, Innophos has enjoyed a strong position in “macronutrients,” minerals such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. Through these acquisitions, the company now also has a strong position in "micronutrients" such as chromium, selenium, zinc and iron, small quantities of which are also essential to the human diet. The company's third acquisition was in the botanical and enzyme based specialty nutritional ingredients sector. As with the bioactive mineral ingredients, botanical and enzyme based ingredients are important to our customers for their nutritional value and mineral, botanical and specialty phosphate ingredients are often formulated together. The acquisitions described below together with Innophos' existing strength in specialty phosphates has created a strong position for Innophos in the attractive and high growth specialty nutritional ingredients market.
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
In October 2013, Innophos purchased all of the assets of Chelated Minerals International, Inc., (CMI), for $5 million in cash. CMI, a privately held company based in Salt Lake City, Utah, has significant know-how in the manufacture and science of chelated minerals supplied to the human nutrition market.
The combined businesses of Kelatron, AMT, Triarco and CMI generate annual revenues in excess of $50 million with attractive positions in high growth end markets.

Key Product Lines
We have four principal product lines: (i) Specialty Ingredients, (ii) Food and Technical Grade purified phosphoric acid, or PPA, (iii) Technical Grade Sodium Tripolyphosphate (STPP) & Detergent Grade PPA and iv) GTSP & Other . The first three product lines comprise our Specialty Phosphates reporting segments for US/Canada and Mexico, with GTSP & Other reported separately in a third reporting segment.
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

The table below presents a list of the main Specialty Ingredients sold by us in 2013:

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

Our major PPA competitor is Potash Corporation of Saskatchewan Inc., or PCS, a global fertilizer company for which specialty phosphates represents only a small part of its business. We consume the majority of our PPA production in our downstream operations and sell the remainder on the North American merchant market and to other downstream phosphate derivative producers, where we compete with PCS. To the best of our knowledge, PCS does not have any downstream technical or food grade phosphate derivative production capacity, other than a small potassium phosphate salt unit. We also compete with imports from China, Belgium and Israel.
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
Our major North American STPP competitor is Mexichem, S.A.B. de C.V., or Mexichem, in Mexico. Currently, Mexichem produces STPP at two manufacturing locations in Mexico. We also compete with imports from North Africa, Europe, Russia and China.
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
The following are the primary importers of PPA products and derivatives into North America: (i) Prayon SA, or Prayon, and Rotem Amfert Negev Ltd. (a subsidiary of ICL) for PPA, with Prayon primarily supplying acid to its specialty salts manufacturing facility in Augusta, Georgia; and (ii) various European, Chinese, and Israeli specialty phosphate manufacturers such as Chemische Fabrik Budenheim, Hubei Xingfa, Jiangyin Chengxing, Guangxi Mingli and BK Giulini Chemie GmbH & Co. (a subsidiary of ICL) for specialty salts and STPP.
Our Customers
Our customer base is principally composed of consumer goods manufacturers, distributors and specialty chemical manufacturers. Our customers manufacture products such as soft drinks, sports drinks and juices, various food products, toothpaste and other dental products, petroleum and petrochemical products, and various cleaners and detergents. Our customers include major consumer goods manufacturers with global market recognition in the food, beverage, pharmaceutical and cleaning product markets. We have maintained long-term relationships with the majority of our key customers, with the average customer relationship having lasted over 15 years, and some relationships spanning many decades. Our specialty chemical products are often critical ingredients in the formulation of our customers’ products, and typically represent only a small percentage of their total product costs. As a result, we believe that the risks associated with our customers switching suppliers often outweigh the potential gains.
For the years ended December 31, 2013, 2012 and 2011, we generated net sales of $844.1 million, $862.4 million and $810.5 million, respectively.
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
Phosphate Rock and Merchant Green Acid (MGA). MGA is the main raw material for the creation of our downstream salts and acids. We purchase MGA for processing at our Geismar, LA facility through a long-term agreement with PCS. At our Coatzacoalcos facility in Mexico, we typically purchase phosphate rock in order to produce MGA internally; however, we can also process externally purchased MGA, available from various suppliers globally. The Company has agreements with two preferred phosphate rock suppliers for 2014 to supply the Coatzacoalcos facility. In addition to these primary sources, the Company has options for other spot suppliers and will continue to qualify and develop additional sources for potential future supply.
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
Purified Phosphoric Acid. The key raw material input for all of our downstream specialty phosphate salt and specialty phosphoric acid operations is PPA. We purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from PCS with whom we have a long-term supply contract. In 2013, Innophos produced approximately three quarters and purchased approximately one quarter of its total PPA supply.
Natural Gas and Electricity. Natural gas and electricity are used to operate our facilities and generate heat and steam for the various manufacturing processes. We typically purchase natural gas and electricity on the North American open market at so-called “spot rates.” From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. Though we did not do so in 2013, in 2012 we did enter into an economic hedge for approximately 75% of our US & Canada natural gas requirements. We also seek to increase the energy efficiencies of our facilities and reduce costs through investments and ongoing continuous improvement projects.
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
Our research expenditures were $3.9 million, $3.1 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities, and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites in the future (including sites to which we may have sent hazardous waste). We continue to investigate, monitor or cleanup contamination at most of these sites. The potential liability for all these sites will depend on several factors, including the extent of contamination, the method of remediation, future developments and increasingly stringent regulation, the outcome of discussions with regulatory agencies, the liability of third parties, potential natural resource damage, and insurance coverage. Liabilities for environmental matters are recorded in the accounting period in which our responsibility is established and the cost can be reasonably estimated. Due to the uncertainties associated with environmental investigations and cleanups and the ongoing nature of the investigations and cleanups at our sites, we are unable to predict precisely the nature, cost and timing of our future remedial obligations with respect to our sites and, as a result, our actual environmental costs and liabilities could significantly exceed our accruals.
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
Employees
As of December 31, 2013, we had 1,427 employees, of whom 762 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2017 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 912 through April 21, 2016 at the Nashville facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2014 at the Chicago (Waterway) facility; the United Steelworkers, Local No. 6304 through April 30, 2014 at the Port Maitland, Ontario facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Gases, Similares y Conexos de la República Mexicana, at the Mexico facilities. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June 2014.

Executive Officers
The following table and biographical material present information about the persons serving as our executive officers:

Name	Age	Position
Randolph Gress	58	Chairman of the Board, Chief Executive Officer, President and Director
Mark Feuerbach	54	Vice President, Chief Financial Officer, Investor Relations, Treasury, Financial Planning & Analysis
William Farran	64	Vice President, General Counsel and Corporate Secretary
Iris Alvarado	43	Vice President of Purchasing, Logistics & Distribution
Charles Brodheim	50	Vice President and Corporate Controller
Louis Calvarin	50	Vice President, Operations
Joseph Golowski	52	Vice President, Specialty Phosphates
Gail Holler	55	Vice President, Human Resources
Russell Kemp	55	Vice President, Research & Development and Chief Risk Officer
Michael Lovrich	60	Vice President, Planning and Customer Service
Abraham Shabot	52	Vice President, Director General, Innophos Latin America
Mark Thurston	54	Vice President, Corporate Strategy and Worldwide Business Development
Susan Turner	60	Vice President, Quality and Regulatory
Biographical Material
Randolph Gress is Chairman of the Board, Chief Executive Officer, President and Director of Innophos. Mr. Gress joined Innophos as Chief Executive Officer and Director at the Company's inception in 2004. Previously, Mr. Gress joined Rhodia in 1997 and held various positions including Global President of Rhodia's Specialty Phosphates business and Vice President and General Manager of the Sulfuric Acid business. Prior to joining Rhodia, Mr. Gress spent fourteen years at FMC Corporation where he worked in various managerial capacities in Strategic Planning, Business, Operations and Supply Chain. From 1977 to 1980, Mr. Gress worked at Ford Motor Company in various capacities within the Plastics, Paint and Vinyl Division. Mr. Gress earned a B.S.E. in Chemical Engineering from Princeton University and an M.B.A. from Harvard Business School. Mr. Gress currently serves on the Board of Directors for Coeur Mining, Inc.
Mark Feuerbach is Vice President, Investor Relations, Treasury, Financial Planning & Analysis and is currently serving as Chief Financial Officer of Innophos after having previously served that role from August 2004 through April 2005 and again from June through September 2009. Mr. Feuerbach joined Rhodia in 1989 and was Global Finance Director of Specialty Phosphates from 2000 to 2004, including a two-year assignment in the U.K. immediately following the purchase of the phosphates business of Albright & Wilson. Prior to this assignment, Mr. Feuerbach was the Finance Director of Rhodia’s North American phosphates business from 1997 to 2000 and he previously held various finance positions in a number of Rhodia’s businesses. Prior to joining Rhodia, Mr. Feuerbach held various accounting and finance positions in both manufacturing and service companies. Mr. Feuerbach earned a B.A. in Business Administration/Accounting from Rutgers College and an M.B.A. in Finance/Information Systems from Rutgers Graduate School of Management.
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
Risks Related to Our Business Operations
Raw Materials Availability and Pricing
Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, MGA, PPA and energy (principally natural gas and electricity). Our raw materials are purchased under supply contracts that vary from long term multi-year supply arrangements to annual agreements. Pricing within contracts is typically set according to predetermined formulae dependent on price indices or market prices with pricing for some shorter term contracts set by negotiation with reference to market conditions. The prices we pay under these contracts will generally lag the underlying market prices of the raw material. Approximately 25% of our supply of these principal raw materials is bought under fixed annual pricing arrangements. Pricing for our remaining supply of raw materials typically adjusts in line with changes in market prices or with approximately a three month lag to market price changes. As a general matter, we cannot be sure that the annual or other periodic contracts we have in place for our raw materials can be renewed on similar terms to those currently enjoyed.
Various market conditions can affect the price and supply of our raw materials. The primary demand for both phosphate rock and sulfur, globally, is for fertilizer production. The costs of these materials are heavily influenced by demand conditions in the fertilizer market and freight costs, which historically have been volatile. Prices for both materials escalated rapidly during 2007 and 2008, declined during 2009, began to increase again through 2011 and subsequently declined again through 2013. Increased raw material pricing may adversely affect our margins if we are not able to offset costs with sales price increases as we explain under “Price Competition” below.
We import phosphate rock for our Coatzacoalcos, Mexico site from multiple global suppliers. We are currently capable of successfully processing industrial scale quantities of phosphate rock from five separate suppliers and, for 2014, we expect the majority of our requirements to be met from two of these suppliers. Previously, the Coatzacoalcos facility was supplied exclusively by OCP, S.A., a state-owned mining company in Morocco under a 1992 supply agreement that expired in September 2010. Although the Coatzacoalcos facility has made significant advances in its ability to handle alternative grades of rock without adversely affecting operating efficiency, further investment may be required to realize the full benefits of improved process flexibility. Accordingly, process efficiency issues may arise over longer time periods as the plant processes new sources of rock, necessitating further investment or changes in rock suppliers to maintain and improve our current plant processing capabilities. We cannot be sure that efficiency issues will not arise, or if they do, that our existing or other suppliers would be able to supply sufficient additional quantities or grades to meet our full requirements. which may weaken our ability to maintain our existing levels of operations. Although the diversification of our supply base has reduced our dependence on any one supplier, tight demand conditions overall in the fertilizer market would mean that our purchases could be constrained should any major supplier experience a significant disruption in its ability to supply, for example, as a result of capacity constraints, political unrest, or adverse weather conditions in the areas where that supplier operates.
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
Most of our raw materials are supplied to us by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to maintain sufficient capability to meet changes in demand or quality, or to overcome unanticipated interruptions in their own sources of supply due to their supplier’s supplier performance failures or from force majeure conditions, such as disaster, political unrest, may prevent them from continuing to supply raw materials as we require them, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources on a timely basis if required could result in increased costs, which may be material, in our operations or our inability to properly maintain our existing level of operations.
 Price Competition
We face significant competition in each of our markets. In some markets, our products are subject to price pressure due to factors such as competition from low-cost producers, import competition and regulation, excess industry capacity and consolidation among our customers and competitors. These developments, and particularly future expansions by one or more competitors, could have a negative effect on our pricing abilities. In addition, in the specialty chemicals industry, price competition is also based upon a number of other considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. Thus, new products or technologies developed by competitors may also have an adverse impact on our pricing capability. While we have a number of product quality improvement and product enhancement initiatives underway, we cannot assure that our efforts in maintaining differentiation will be successful.
From time to time, we have experienced pricing pressure, particularly from significant customers and often coincident with periods of overcapacity in the markets in which we compete. In the past, we have taken steps to reduce costs, focus on higher margin products and resist possible price reductions by structuring our contracts and developing strong “value-oriented” non-price related customer service relationships. However, price reductions in the past have adversely affected our sales and margins, including the mix between our high margin and low margin products. If we are not able to offset price pressure when it arises through improved operating efficiencies, reduced expenditures, improved product margin mix and other means, we may be subject to those same effects in the future.
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
Environmental, Product Regulations and Sustainability Initiative Concerns
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and some of our products are ingredients in foods, nutritional supplements or pharmaceutical excipients that are used in finished products consumed or used by humans or animals. As a result, we are subject to extensive and frequently changing environmental and other regulatory requirements and periodic inspection by federal, state, and local authorities, including the

U.S. Environmental Protection Agency, or EPA, and the FDA, as well as other regulatory authorities and those with jurisdiction over our foreign operations and product markets. Moreover, as we increase operations in other jurisdictions, such as China where a new facility was completed in 2012, we will be subject to additional licensing tests for our facilities and operations and a regulatory environment with which we have little previous experience. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to renewal or modification. Violations of environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of operating permits, third-party claims for property damage or personal injury, or other costs.
Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states within the U.S. and Canada countrywide have moved to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents. The trade association that includes major manufacturers of consumer automatic dishwashing detergents has actively supported these efforts in the U.S. and Canada, with non-phosphate legislation becoming effective in July 2010. In addition, the European Union recently enacted legislation to effectively ban phosphates in consumer detergents with a first phase beginning 2013, and in Australia an industry-led voluntary phosphate ban will take effect in 2014. These trends and related changes in consumer preferences have already reduced our requirements for auto dish markets and we have responded with a shift in our capabilities to serve other food and industrial applications. Furthermore, although phosphates are still permitted for consumer detergent applications in many Latin American countries and other parts of the world, we cannot be sure that similar bans may not be implemented in some or all of these markets in the future. Additional demand restrictions may arise from producers reformulating to reduce or eliminate phosphate content, as was announced in early 2014 by a major Consumer Packaged Goods manufacturer.
Additional laws, regulations or distribution policies focused on reduced use of other phosphate-based products could occur in the future. For example, some jurisdictions have increased restrictions or banned the use of polyphosphoric acid in asphalt road construction while others have eased restrictions or are in the process of allowing its use. During 2008, such restrictions were implemented in New York State, but reversed in Nebraska and in 2009 restrictions were reversed in Wyoming and relaxed in Colorado. In 2009, Colorado allowed the use of polyphosphoric acid in asphalt road construction on an exception basis. Since then Nebraska and Colorado have reinstituted the restrictions. In 2012, Georgia approved the use of polyphosphoric acid in asphalt road construction and other states are evaluating its allowance. If restrictions are instituted in multiple jurisdictions or throughout the U.S. and Canada, a significant impact on our business could occur.
Changes in composition or permitted-use regulations in domestic or export countries may affect the regulatory status of our finished products and our ability to sell these products into some markets. Such changes may in turn require us to reformulate or establish alternative raw material sourcing, potentially incurring additional cost. If these measures are not successful, the available markets for our products may be limited.
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
International Operations
We have significant production operations in Mexico and Canada, and in 2012 we completed construction of our blending operation for food ingredients at a new facility in China which became operational in 2013. We continually evaluate business opportunities that may expand our operations to other areas beyond our current operations. We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, the most notable being currency fluctuations and devaluations, economic and business conditions that differ from U.S. cycles, divergent social and political conditions that may become unsettled or even disruptive, communication and translation delays and errors due to cultural and language barriers and less predictable outcomes from differing legal and judicial systems. Until we gain familiarity with the risk environment on an ongoing basis, our risks in those regards are likely to be greatest as we implement our new business startup in China. Among the additional risks potentially affecting our Mexican operations are changes in local economic conditions, currency devaluations, potential disruption from socio-political violence in that country, and difficulty in contract enforcement due to differences in the Mexican legal and regulatory regimes compared to those of the U.S. Risks to our Canadian operations, though generally less than for Mexico, nevertheless include a differing federal and provincial regulatory environment from that in the U.S. and currency fluctuations and devaluations. In the event we establish operations in new regions, our exposures to risks from the noted causes and from other as yet unknown causes may increase.
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
Product Liability Exposure
Many of our products are functional or fortification additives used in the food and beverage, consumer product, nutritional supplement and pharmaceutical industries. The sale of these additives and our customers' products that include them involve the risk of product liability and personal injury claims, which may be brought by our customers or end-users of products. While we adhere to stringent quality standards in the course of their production, storage and transportation, our products could be subject to adverse effects from foreign matter such as moisture, dust, odors, insects, mold or other substances, or from excessive temperature variations. Our products may also be susceptible to non-conformance resulting from our raw materials. To mitigate this risk, we conduct extensive diligence and testing protocols regarding our raw material suppliers. Historically, we have not been subject to material product liability claims, and no material claims are outstanding. However, because our products are used in manufacturing a wide variety of our customers' products, including those ingested by humans, and we have concentrated the recent growth of our business in those areas, we cannot be sure we will not be subject to material product liability or recall claims in the future.
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

Contingency Planning
We operate a number of manufacturing facilities in the US, Canada, China and Mexico, and we coordinate company activities, including our sales, customer service, information technology systems and administrative services and the like, through headquarters operated in those countries.
Our sites and those of others who provide services to them are subject to varying risks of disaster and follow on consequences, both manmade and natural, that could degrade or render inoperable one or more of our facilities for an extended period of time. Such disaster related risks and effects are not predictable with certainty and, although they can be mitigated, they cannot be completely prevented. We seek to mitigate our exposures to physical disaster events in a number of ways. For example, where feasible, we design and engineer the configuration of our plants and the associated supply chains to reduce the likelihood and consequences of disasters. We also have adopted certain contingency plans to guide operation in the event of disruption. Furthermore, we maintain insurance for our facilities (and in maintaining our supply chain require insurance to be maintained by others) against casualties, including extended business interruption, and we continually evaluate our risks and develop new and revised contingency plans for dealing with them and policies for avoiding them in the future. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those we have concluded most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.
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
Our headquarters are located in Cranbury, New Jersey, with manufacturing facilities strategically located throughout the United States, Canada, Mexico and China. We do not own and are not responsible for any closed U.S. or Canadian elemental phosphorus or phosphate production sites.

Facility Type	Location	Owned or Leased
Corporate Headquarters / Research & Development	Cranbury, NJ	Leased
Manufacturing	Coatzacoalcos, Mexico	Owned
Manufacturing	Chicago Heights, IL	Owned
Manufacturing	Nashville, TN	Owned
Manufacturing	Port Maitland, Canada	Owned
Manufacturing	Geismar, LA	Owned
Manufacturing	Ogden, UT	Leased
Manufacturing / Research & Development / Administrative	North Salt Lake, UT	Owned
Manufacturing	Salt Lake City, UT	Owned
Manufacturing	Green Pond, SC	Owned
Manufacturing	Paterson, NJ	Leased
Manufacturing	Chicago (Waterway), IL	Owned
Manufacturing	Mission Hills, Mexico	Leased
Manufacturing	Taicang City, China	Leased
Warehouse	Chicago, IL	Owned
Administrative	Mexico City, Mexico	Leased
Administrative	Mississauga, Canada	Leased
Administrative / Research & Development	Ogden, UT	Owned
Administrative / Research & Development	Clifton, NJ	Leased
Administrative	Sao Paulo, Brazil	Leased

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 16 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in “Item 8. Financial Statements and Supplementary Data”.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Market Data
Our Common Stock has been listed and traded since November 2006 on the Nasdaq Global Select Market under the symbol “IPHS.”
Stock price comparisons:

	2013			2012
Quarter	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First	$55.43	$46.50	$0.35	$51.85	$45.25	$0.25
Second	54.68	47.17	0.35	56.46	47.07	0.27
Third	52.78	47.63	0.35	58.01	46.60	0.27
Fourth	56.75	46.00	0.40	49.71	43.93	0.35

The Company declared a $0.40 per share dividend in the first quarter of 2014.
The number of holders of record of our Common Stock at February 11, 2014 was 8,450.
Dividends

Consistent with the determination our Board of Directors made in December 2006, we continue to declare and pay quarterly dividends. Prior to 2011, the quarterly dividend was $0.17 per share of common stock which increased to $0.25 per share of Common Stock in 2011. Subsequently, the quarterly dividend was increased to $0.27 per share of Common Stock starting with the first quarter of 2012, $0.35 per share in October 2012 and $0.40 per share in October 2013. Subject to action by the Board of Directors management’s present policy is to recommend dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, costs associated with being a public company, taxes and other costs. If our financial needs change, management’s recommendations concerning dividends may also change.
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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) **	(c)
Equity compensation plans approved by security holders	700,525	$26.60	1,597,363	*
Equity compensation plans not approved by security holders	—	$—	—
Total	700,525	$26.60	1,597,363
 ______________________

*
Includes in the total 176,930 shares of Common Stock available for future grant and issuance under our 2006 Long Term Equity Incentive Plan. The remaining shares shown in column (c) are attributable to our 2009 Long Term Incentive Plan.

**	In column (b), the weighted average exercise price is only applicable to stock options.
Issuer Purchases of Equity Securities
During 2011 the Board of Directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management’s discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. During the third quarter of 2011, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $40.93 per share or $6.1 million. During the third quarter of 2012, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $48.36 per share or $7.3 million. During the fourth quarter of 2013, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $47.45 per share or $7.1 million. As of December 31, 2013, there is a balance of $29.5 million remaining under the repurchase program.

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

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of operations data:
Net sales	$844,129	$862,399	$810,487	$714,231	$666,759
Cost of goods sold	685,830	684,979	605,172	556,826	470,780
Gross profit	158,299	177,420	205,315	157,405	195,979
Operating expenses:
Selling, general and administrative	70,501	64,320	65,380	59,564	67,151
Research and development	3,928	3,107	2,923	2,405	1,938
Total operating expenses	74,429	67,427	68,303	61,969	69,089
Operating income	83,870	109,993	137,012	95,436	126,890
Interest expense, net	4,426	5,977	5,726	28,289	23,313
Foreign exchange losses (gains), net	3,197	(1,957)	875	659	(769)
Income before income taxes	76,247	105,973	130,411	66,488	104,346
Provision for income taxes	26,741	31,783	43,889	21,333	41,202
Net income	$49,506	$74,190	$86,522	$45,155	$63,144
Allocation of net income to common shareholders	$49,442	$74,150	$86,522	$45,141	$63,141
Per share data:
Income (loss) per share:
Basic	$2.25	$3.40	$3.99	$2.11	$2.97
Diluted	$2.21	$3.30	$3.83	$2.02	$2.87
Cash dividends declared	$1.45	$0.89	$1.00	$0.68	$0.68
Weighted average shares outstanding:
Basic	21,933,843	21,795,155	21,694,453	21,421,226	21,258,536
Diluted	22,345,980	22,475,881	22,578,567	22,359,447	21,968,904

	(Dollars in thousands)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Other data:
Cash flows provided from (used in):
Operating activities	$91,299	$101,405	$46,346	$75,958	$174,100
Investing activities	(37,840)	(104,766)	(54,728)	(31,192)	(19,609)
Financing activities	(47,519)	(5,066)	(20,082)	(113,511)	(147,368)
Capital expenditures	33,415	33,060	34,195	31,192	19,609
Ratio of earnings to fixed charges (1)	11.1x	14.1x	17.7x	3.2x	4.6x
  ______________________

(1)
For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

	(Dollars in thousands)
	Year Ended December 31,
	2013	2012	2011	2010	2009
Balance sheet data:
Cash and cash equivalents	$32,755	$26,815	$35,242	$63,706	$132,451
Accounts receivable	88,434	94,033	104,421	74,691	56,345
Inventories	181,467	163,606	169,728	123,182	113,636
Property, plant & equipment, net	201,985	195,723	187,421	191,948	205,227
Total assets	745,177	736,266	687,015	626,890	662,468
Total debt	163,009	176,000	152,000	149,000	246,000
Total stockholders’ equity	$463,419	$444,323	$393,208	$330,716	$295,378
Items included in the preceding tables which had a significant impact on results are summarized as follows:
2013 included the acquisition of CMI increasing investing activities by approximately $5.0 million; an after tax benefit of $5.4 million ($7.2 million before tax) for the settlement of the CNA Fresh Water Claims. 2012 included the acquisitions of AMT and Triarco increasing investing activities by approximately $72 million; an after tax benefit of $7.2 million ($7.1 million before tax) for the settlement with Rhodia on their liability for the charges to be paid the CNA for the Fresh Water Claims. 2011 included the acquisition of Kelatron increasing investing activities by approximately $21 million. 2010 included an $11.7 million after tax charge ($20.0 million before tax) for the CNA Fresh Water Claims and a $7.1 million after tax charge ($10.8 million before tax) related to our debt refinancing. 2009 included a $5.0 million after tax charge ($7.0 million before tax) for the settlement of the phosphate rock supplier dispute.

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

2013 Overview
Our financial performance in 2013 was highlighted by:

•
Net sales of $844.1 million compared to $862.4 million for 2012, a decrease of $18.3 million mostly attributable to lower fertilizer market demand and selling prices which resulted in a $38.1 million decline for our GTSP & Other business. Specialty Phosphates grew $19.8 million primarily from acquisition benefits that exceeded a 1% decline in core business volumes resulting from first half 2013 production issues in Coatzacoalcos, Mexico and demand in some markets;

•	Net income of $49.5 million or $2.21 per share (diluted);

•
Improved phosphoric acid yields each quarter after significant first half maintenance expense in Coatzacoalcos, with fourth quarter performance at 490 basis points higher than the first quarter low point;

•	Commissioned a new higher grade food and beverage purified phosphoric acid operation in Coatzacoalcos, Mexico to support our US and Canada network and add strength to our product mix in Latin America;

•	Established new monthly and annual production records on the Coatzacoalcos Specialty Ingredients unit;

•	Grew export sales out of the US and Canada by 9% compared to 2012;

•	Completed our fourth acquisition in the high growth nutritional ingredients space with the acquisition of Chelated Minerals International (CMI) in October for $5 million;

•	Completed the permitting and startup of a blending facility and laboratory in Taicang, China;

•	Reached settlement on amounts owed for 2005-2008 Mexican water duties resulting in a net reduced liability of $5.4 million;

•
Net cash provided from operations of $91.3 million which was invested in growth, through capital expenditures and the acquisition of CMI, and returns to stockholders through increased dividends and share repurchases;

•	Capital expenditures of $33.4 million with the focus on manufacturing investments consisting of:

•	restoring Coatzacoalcos capacity, reliability and efficiency after premature equipment failures in the first half;

•	capacity enhancements for US / Canada and Mexico Specialty Ingredients facilities to support growth objectives;

•	enhancing Mexico's capability to process multiple grades of rock consistent with the Company's supply chain diversification strategy;

•
Increased the quarterly dividend rate by 14% to $0.40/share for the fourth quarter payment leading to total year dividends of $1.45/share paid on the Common Stock in 2013, an increase of 27% over the $1.14/share paid in 2012; and

•	150,000 shares of common stock repurchased for $7.1 million;

Recent Trends and Outlook

Specialty Phosphates overall volume was flat in the fourth quarter 2013 compared to the prior year, with a 3% benefit from acquisitions offset by a 3% decline in the core business primarily resulting from Mexico’s increased intercompany sales to replenish US inventories. Specialty Ingredients volumes were up 4%, but declines in lower margin STPP and PPA sales from Mexico led to the overall 3% decline in core business volumes. Export sales out of the US were up 12% year-over-year with strong growth recorded in Asia Pacific.

At this time, the company is confirming its previously announced 2014 outlook of 3-5% volume growth for Specialty Phosphates. This is based on the improved operations at our Coatzacoalcos facility, low double-digit growth expectations for our nutrition business and expected asphalt market demand recovery which detracted 90 basis points from our 2013 volume growth rates.

Specialty Phosphates operating income margins were 15% for the fourth quarter 2013, slightly above expectations, due to higher average selling prices achieved. We still expect to deliver 14-15% operating income margins for 2014. The first quarter is expected to be the lowest margin quarter of the year, at approximately 100 basis points below the full year average, due to some higher cost PPA in inventory and some unexpected fourth quarter purchase price variances from our Merchant Grade Acid supplier for phosphate rock consumption variances at their facility which have since been rectified.

Market prices for the key raw materials of phosphate rock and sulfur both declined approximately 20% in the fourth quarter compared to the third quarter 2013, consistent with a drop in market fertilizer prices during that period. Fertilizer prices have since rebounded by approximately 20% when comparing the end of January 2014 prices to mid-December 2013. Raw material prices are therefore expected to rebound as well in the first quarter 2014, with sulfur costs increasing by nearly 50%, putting those costs somewhere between second and third quarter 2013 levels, and phosphate rock likely to increase as well. Although we have seen some resistance on selling prices in recent quarters, we have been able to maintain fairly stable pricing overall, and are prepared to respond with selling price increases should raw material costs increase.

GTSP & Other profitability remained at a $4 million operating loss for the fourth quarter 2013 due to weak market demand and selling prices that reached lows last recorded in early 2010. As usual, the outlook for GTSP & Other is not as clear as with Specialty Phosphates, but an indicated operating loss of between $2-3 million represents our best view for the first quarter 2014, based on business that has already transacted. We expect break-even operating income for the second quarter 2014 based on February market price indications and the expectation that market prices will continue to increase for the remainder of the first quarter.

Net debt (total long-term debt (including any current portion) less cash and cash equivalents) increased sequentially by $4 million in the fourth quarter 2013 to $130 million as the Company repurchased 150,000 shares for $7.1 million.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Net sales	$844.1	100.0	862.4	100.0	810.5	100.0
Cost of goods sold	685.8	81.2	685.0	79.4	605.2	74.7
Gross profit	158.3	18.8	177.4	20.6	205.3	25.3
Operating expenses:
Selling, general and administrative	70.5	8.4	64.3	7.5	65.4	8.1
Research & development	3.9	0.5	3.1	0.4	2.9	0.4
Income from operations	83.9	9.9	110.0	12.8	137.0	16.9
Interest expense, net	4.4	0.5	6.0	0.7	5.7	0.7
Foreign exchange losses (gains), net	3.3	0.4	(2.0)	(0.2)	0.9	0.1
Other income	—	—	—	—	—	—
Provision for income taxes	26.7	3.2	31.8	3.7	43.9	5.4
Net income	$49.5	5.9	$74.2	8.6	86.5	10.7

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2013 were $844.1 million, a decrease of $18.3 million, or 2.1%, as compared to $862.4 million for the same period in 2012. Selling price had a negative effect on revenue of 2.0% or $17.0 million and volumes decreased 0.1% or $1.3 million. GTSP & Other sales had 25.3% lower volumes and 11.1% lower prices due to soft fertilizer market conditions and market prices that reached lows last recorded in early 2010. Specialty Phosphates volumes were 3.3% higher with a 4.3% benefit from acquisitions and a 1.0% decline in our core business primarily resulting from first half 2013 operating issues in Mexico. Specialty Phosphates average selling prices were 0.7% lower primarily due to unfavorable sales mix in the US/Canada business and a price reset on a long-term customer contract in Mexico.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the year ended December 31, 2013 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(0.3)%	6.9%	6.6%
Specialty Phosphates Mexico	(1.9)%	(7.6)%	(9.5)%
Total Specialty Phosphates	(0.7)%	3.3%	2.6%
GTSP & Other	(11.1)%	(25.3)%	(36.4)%
Total	(2.0)%	(0.1)%	(2.1)%
Note: Included within Specialty Phosphates US & Canada and Total Specialty Phosphates volume/mix variances were benefits of 5.8% and 4.4%, respectively, from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.
The following table illustrates for the year ended December 31, 2013 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(1.1)%	9.2%	8.1%
Food & Technical Grade PPA	0.2%	(4.1)%	(3.9)%
STPP & Detergent Grade PPA	(0.2)%	(17.2)%	(17.4)%
Note: Included within Specialty Ingredients volume/mix was a 6.5% benefit from the AMT business acquired in the third quarter of 2012 and the Triarco business acquired in December 2012.

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2013 was $158.3 million, a decrease of $19.1 million, or 10.8%, as compared to $177.4 million for the same period in 2012. Gross profit percentage decreased to 18.8% for the year ended December 31, 2013 versus 20.6% for the same period in 2012. Gross profit in 2013 was unfavorably affected by $17.0 million for lower selling prices, $4.4 million higher fixed costs mainly from higher maintenance expense, a $1.6 million lower of cost or market reserve recorded in the current period for GTSP, $1.2 million unfavorable exchange rate mostly from Mexican peso based costs, and $15.4 million in elevated cost of goods sold for the first half 2013, of which $7.9 million related to Mexico manufacturing issues, $2.1 million related to a revision of estimates for phosphate rock inventories in Mexico, $2.3 million related to an out of period adjustment related to a long term supply agreement, $2.4 million related to demurrage on raw material purchases and other inventory related costs, and $0.7 million related to acquisition related fair value adjustments. The $39.6 million total of unfavorable effects were partially offset by $7.2 million margin benefit from acquisitions, $9.2 million for lower depreciation in our core business as the assets acquired with the creation of Innophos are nearing the end of their useful lives, $0.6 million higher sales volumes, $0.5 million lower raw material costs, and $2.4 million of expense in the second quarter 2012 for adjustments made to cost of goods sold, including amounts for prior periods. Included in 2012 was $0.6 million for acquisition related fair value adjustments. Both periods included a benefit of approximately $7 million as we made progress in reducing the amounts required to be paid to settle historical water duty claims by the Mexican authorities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the year ended December 31, 2013 were $74.4 million, an increase of $7.0 million, or 10.4%, as compared to $67.4 million for 2012. The increase was primarily due to $4.7 million increase from the acquired businesses, a $2.7 million increase in focus on quality, research & development and business improvement programs and a $0.4 million net decrease in all other costs.
Operating Income
Operating income for the year ended December 31, 2013 was $83.9 million, a decrease of $26.1 million, or 23.7%, as compared to $110.0 million for the same period in 2012. Operating income percentages decreased to 9.9% for 2013 from 12.8% for 2012.

Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2013 was $4.4 million, a decrease of $1.6 million, or 26.7% as compared to $6.0 million for the same period in 2012. The $1.4 million decrease was mainly due to $1.0 million interest income received on Mexican income tax refunds and $1.4 million lower interest expense on our term loan partially offset by $0.9 million interest expense for income tax audits in the US and $0.3 million increased interest expense on our revolving line of credit. There was $0.3 million accelerated deferred financing expense from the refinancing of our credit facility in the fourth quarter 2012.
Foreign Exchange
Foreign exchange for the year ended December 31, 2013 was a loss of $3.3 million as compared to a gain of $2.0 million for 2012, primarily due to weakening of the peso against the U.S. Dollar, combined with higher monetary asset positions, in the 2013 period, versus a strengthening of the peso against the U.S. Dollar in the 2012 period. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The income tax rate was 35% for the year ended December 31, 2013 compared to 30% for the same period in 2012. The variance in the income tax rate is primarily due to the non-taxable indemnification from the Rhodia settlement related to the Mexican CNA Water Tax Claims which lowered the income tax rate 3% and the reversal of valuation allowances on certain state net operating loss carry-forwards which lowered the income tax rate 2%, both occurring in 2012.
Net Income
Net income for the year ended December 31, 2013 was $49.5 million, a decrease of $24.7 million as compared to $74.2 million for the same period in 2012, due to the factors described above.

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

Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA and STPP & Detergent Grade PPA. Kelatron, AMT, Triarco and CMI are included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment:

	2013	2012	2011
Segment Net Sales
Specialty Phosphates US & Canada	$607,578	$569,816	$525,662
Specialty Phosphates Mexico	169,851	187,743	186,211
Total Specialty Phosphates	777,429	757,559	711,873
GTSP & Other	66,700	104,840	98,614
Total	$844,129	$862,399	$810,487
Net Sales % Growth
Specialty Phosphates US & Canada	6.6%	8.4%
Specialty Phosphates Mexico	(9.5)%	0.8%
Total Specialty Phosphates	2.6%	6.4%
GTSP & Other	(36.4)%	6.3%
Total	(2.1)%	6.4%
Segment Operating Income
Specialty Phosphates US & Canada	$76,802	$86,002	$94,055
Specialty Phosphates Mexico	11,677	21,913	21,948
Total Specialty Phosphates	88,479	107,915	116,003
GTSP & Other (a) (b) (c)	(4,609)	2,078	21,009
Total	$83,870	$109,993	$137,012
Segment Operating Income % of net sales
Specialty Phosphates US & Canada	12.6%	15.1%	17.9%
Specialty Phosphates Mexico	6.9%	11.7%	11.8%
Total Specialty Phosphates	11.4%	14.2%	16.3%
GTSP & Other (a) (b) (c)	(6.9)%	2.0%	21.3%
Total	9.9%	12.8%	16.9%
Depreciation and amortization expense
Specialty Phosphates US & Canada	$26,537	$23,214	$19,808
Specialty Phosphates Mexico	7,200	14,578	18,050
Total Specialty Phosphates	$33,737	37,792	37,858
GTSP & Other	1,724	4,542	5,818
Total	$35,461	$42,334	$43,676

(a)
The year ended December 31, 2013, includes a $7.2 million benefit to earnings for the settlement of the Mexican CNA Water Tax Claims and a $2.3 million charge to earnings for out of period costs in the US.

(b)
The year ended December 31, 2012, includes a $7.1 million benefit to earnings primarily for the settlement with Rhodia on their liability for the charges to be paid the CNA for the CNA Fresh Water Claims and a $2.4 million charge to earnings for out of period costs in Mexico.

(c)	The year ended December 31, 2011, includes a $3.4 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims.
Segment Net Sales:
Specialty Phosphates US & Canada net sales increased 6.6% for the year ended December 31, 2013 when compared with the same period in 2012. Volumes increased 6.9% due to a benefit of 5.8% from the AMT and Triarco acquisitions and 1.1% growth in the core business, with actual volumes shipped up 3.1% but mix down 2.0%. The unfavorable mix primarily occurred in our INNOVALT® product line for asphalt markets that were significantly affected by low government spending and a number of weather related events. Selling price decreased 0.3% primarily due to sales mix. In 2012 net sales increased 8.4% for the year ended December 31, 2012 when compared with the same period in 2011. Selling price increased 4.8% primarily in Specialty Ingredients and Food & Technical Grade PPA. Volumes increased 3.6% due entirely to the Kelatron and AMT acquisitions as market demand for the base business was flat to slightly negative.
Specialty Phosphates Mexico net sales decreased 9.5% for the year ended December 31, 2013 when compared with the same period in 2012. Volumes decreased 7.6% as the business experienced operating issues from premature equipment failure in the first half of 2013 which limited production and therefore sales. Selling prices decreased 1.9% primarily from a price reset upon the renewal of a long term contract. In 2012 net sales increased 0.8% for the year ended December 31, 2012 when compared with the same period in 2011. Selling prices increased 6.1% with increases in all product lines. Volumes decreased 5.3% driven by lower market demand that was partially offset by our increased focus on, and broader offering of, Food Grade PPA.
GTSP & Other net sales decreased 36.4% for the year ended December 31, 2013 when compared with the same period in 2012. Volumes decreased 25.3% and selling prices decreased 11.1% due to weak fertilizer market demand which resulted in a sharp decline in 2013 market selling prices to levels last recorded in early 2010. In 2012 net sales increased 6.3% for the year ended December 31, 2012 when compared with the same period in 2011 with 19.5% higher volume partially offset by 13.2% lower selling prices.
Segment Operating Income Percentage of Net Sales:
The 250 basis point decrease in Specialty Phosphates US & Canada for the year ended December 31, 2013 compared with the same period in 2012 is primarily due to increased costs of goods sold in 2013 compared to an inventory lag benefit in the first quarter 2012 which decreased margins by 220 basis points, elevated cost of goods sold in the first quarter 2013 for revisions in inventory accounting estimates, an out of period adjustment related to a long term supply agreement, demurrage on raw material purchases and acquisition accounting expenses which decreased margins by 100 basis points, and lower selling prices which decreased margins by 30 basis points. Lower fixed costs in the core business increased margins by 50 basis points and higher volumes increased margins by 50 basis points. The 280 basis point decrease in Specialty Phosphates US & Canada for the year ended December 31, 2012 compared with the same period in 2011 is mainly due to increases in raw material costs and a maintenance outage in the current year which combined for a 660 basis point decrease in margins. Partially offsetting was increased selling prices which increased margins by 380 basis points.
The 480 basis point decrease in Specialty Phosphates Mexico for the year ended December 31, 2013 compared with the same period in 2012 is primarily due to higher cost of goods sold for first half 2013 manufacturing issues and a revision of estimates for phosphate rock inventories which decreased margins by 400 basis points, lower selling prices which decreased margins by 170 basis points, lower sales volume which decreased margins by 20 basis points, increased fixed costs which decreased margins by 630 basis points, and increased turnaround cost at our Coatzacoalcos manufacturing facility decreased margins by 20 basis points. Lower raw material costs increased margins by 370 basis points and lower depreciation increased margins by 390 basis points. The 10 basis point decrease in Specialty Phosphates Mexico for the year ended December 31, 2012 compared with the same period in 2011 is mainly due to higher phosphate rock and sulfur raw material costs partially offset by lower depreciation and lower operating expenses which combined for a 510 basis point decrease in margins. Increased selling prices increased margins by 500 basis points.
The 890 basis point decrease in GTSP & Other for the year ended December 31, 2013 compared with the same period in 2012 is primarily due to lower selling prices which decreased margin by 1,220 basis points, a lower of cost or market reserve which decreased margins by 150 basis points, lower sales volumes which decreased margins by 340 basis points, and increased turnaround cost at our Coatzacoalcos manufacturing facility decreased margins by 20 basis points. Lower raw material costs, mainly from lower rock and sulfur market prices, increased margins by 520 basis points, lower depreciation added 270 basis points, and lower fixed costs increased margins by 50 basis points. The 1,930 basis point decrease in GTSP & Other for the year ended December 31, 2012 compared with the same period in 2011 is primarily due to lower selling prices which decreased margins by 1,190 basis points. Higher raw material costs which exceeded lower depreciation contributed an 850 basis point decrease in margins. The net effect of the 2012 versus 2011 benefit of $3.7 million for the settlement with Rhodia on their liability for the charges to be paid to the CNA increased margins by 380 basis points. Out of period costs in the 2012 period decreased margins by 270 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2013	2012	2011
Operating Activities	$91.3	$101.4	$46.3
Investing Activities	(37.8)	(104.7)	(54.7)
Financing Activities	(47.5)	(5.1)	(20.1)

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Net cash provided by operating activities was $91.3 million for the year ended December 31, 2013 as compared to $101.4 million for 2012, a decrease of $10.1 million. The decrease in operating activities cash resulted primarily from unfavorable changes of $24.7 million in net income, as described earlier, and $6.9 million lower depreciation, mostly offset by favorable changes of $18.8 million in working capital, $1.4 million in other long term assets and liabilities and $1.3 million in non-cash adjustments to income.
The favorable change in working capital is derived from it being a source of cash of $4.9 million in 2013 compared to a use of cash of $14.7 million in 2012, an increase in cash of $19.6 million. Collections improved on the backlog of value added tax, or VAT, refunds due the Company from the Mexican government; however, this was offset by an inventory build due to increased requirements in Mexico to support improved production performance. Accounts receivable was a $5.9 million source of cash in 2013 compared to a $13.0 million source of cash in 2012, and remained at a consistent trend as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $1.3 million, $1.0 million, $1.6 million, $15.3 million and $4.3 million as of December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively. In October 2013, our Mexican subsidiary received their 2012 income tax refund of approximately $8.7 million.
Total inventories increased $18.4 million from December 2012 levels resulting in days of inventory on hand increasing to 95 days. The following chart shows its historical performance:

	2013	2012	2011
Inventory Days on Hand	95	86	102

Net cash used for investing activities was $37.8 million for the year ended December 31, 2013, compared to $104.7 million for 2012, a decrease in the use of cash of $66.9 million which was mainly due to the acquisitions of CMI in 2013 when compared with the acquisitions of AMT and Triarco in 2012. Capital spending was $0.4 million higher than 2012. This is mainly explained by higher capital spending at our Coatzacoalcos, Mexico facility partially offset by decreased spending at our China blending facility.

In July 2012, Innophos, Inc. purchased for cash 100% of the equity of AMT Labs, Inc. and an affiliated real estate company holding all AMT real property, including unused land and buildings to support future expansion. The combined purchase price was $26.9 million, with $19.4 million being allocated to the AMT purchase and $7.5 million being allocated to the real estate entity. The price was funded from our revolving line of credit as well as cash from operations.

In December 2012, Innophos, Inc. purchased the assets of Triarco Industries, Inc. for $44.8 million in cash and $1.0 million in shares of Innophos Holdings, Inc. common stock. The cash portion of the purchase price was financed by borrowings under the company's senior credit facility. The acquisition includes potential for contingent incentive compensation upon success in delivering growth objectives over the next two years. The Company currently estimates the contingent incentive compensation to be zero.

In October 2013, Innophos purchased all of the assets of Chelated Minerals International, Inc., (CMI), for $5 million in cash. CMI, a privately held company based in Salt Lake City, Utah, has significant knowhow in the manufacture and science of chelated minerals supplied to the human nutrition market.

Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over a period, currently estimated at three to five years, inclusive of expenditures to date. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. Combined 2010 through 2013 expenditures on the exploration of the Baja California Sur concession deposits were approximately $3.8 million, and management currently expects to spend an additional $1-2 million in 2014 on evaluations of its Santo Domingo concession. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the year ended December 31, 2013, was a use of $47.5 million, compared to a use of $5.1 million in 2012, a decrease in cash of $42.4 million. This was mainly due to a $37.0 million decrease in net borrowing activity, $7.0 million increased dividend payments, and $2.3 million lower excess tax benefits from exercise of stock options, partially offset by $1.1 million increased stock option exercises and $1.5 million deferred financing cost from the refinancing of our credit agreement in 2012.
On February 27, 2012 the Company's Board of Directors declared an increase to its dividend from $0.25 per share to $0.27 per share to holders of record on April 16, 2012. On October 26, 2012 the Company's Board of Directors declared an increase to its dividend from $0.27 per share to $0.35 per share to holders of record on November 16, 2012. On October 25, 2013 the Company's Board of Directors declared an increase to its dividend from $0.35 per share to $0.40 per share to holders of record on November 15, 2013.
In August 2011, the Company announced a share repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management's discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. During the third quarter of 2011, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $40.93 per share or $6.1 million. During the third quarter of 2012, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $48.36 per share or $7.3 million. During the fourth quarter of 2013, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $47.45 per share or $7.1 million. As of December 31, 2013, there is a balance of $29.5 million remaining under the repurchase program.
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

On December 31, 2012 Innophos, Inc. purchased the assets of Triarco Industries, Inc. for $44.8 million in cash and $1.0 million in shares of Innophos Holdings, Inc. common stock. The cash portion of the purchase price was financed by borrowings under the company's senior credit facility. The acquisition includes potential for contingent incentive compensation upon success in delivering growth objectives over the next two years.
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
Indebtedness
Total debt was $163.0 million as of December 31, 2013. Short term and long term debt net of cash was $130.2 million as of December 31, 2013, an decrease of $19.0 million, or 12.7% from December 31, 2012.
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
Simultaneously with initiating the new senior credit facility, Innophos entered into an interest rate swap with a swap start date of December 31, 2012, swapping the LIBOR exposure on $100.0 million of floating rate debt under the new senior facility to a fixed rate to maturity obligation of 0.9475% plus the applicable margin on the debt expiring on December 21, 2017. The fair value of this interest rate swap is an asset of approximately $1.2 million as of December 31, 2013.
As indicated elsewhere, the Company has increased the quarterly dividend on its Common Stock to an annual rate of $1.60 per share starting with the fourth quarter 2013 payment. That policy may change and is subject to numerous conditions and variables. See the section entitled “Dividends” in Item 5 of this Form 10-K.
On December 31, 2013, the Company had cash and cash equivalents outside the United States of $23.1 million, or 70% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States taxes to repatriate these funds.
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
In April 2013, the Company paid $4.4 million to settle the 2005-2008 Mexican CNA Water Tax Claims under an amnesty program governed by the Mexican government.
Capital Expenditures
Capital expenditures were $33 million in 2013. Investment continues to be focused on capacity enhancements for US, Canada and Mexico Specialty Ingredients facilities, and further enhancing Mexico's reliability and efficiency, as well as flexibility, to process multiple grades of phosphate rock, consistent with the Company's supply chain diversification strategy. A new higher grade PPA operation was successfully commissioned in 2013 as part of the long term plant upgrade for Coatzacoalcos. This higher-grade PPA will further support internal needs for the US and Canada network and allow a continued upgrading of the product mix in the Latin America region. Our expectation for 2014 is for capital expenditure in the $45-50 million range.

Contractual Obligations and Commercial Commitments
The following table sets forth our long-term contractual cash obligations as of December 31, 2013 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Term loan and revolver borrowings (1)	$163,000	$4,000	$4,000	$4,000	$151,000	$—	$—
Future Service Pension Benefits	11,689	760	917	1,038	1,127	1,212	6,635
Other (2)	370,334	123,811	86,273	58,273	58,273	43,704	—
Operating Leases	31,867	5,389	5,353	4,769	3,290	2,981	10,085
Total contractual cash obligations	$576,890	$133,960	$96,543	$68,080	$213,690	$47,897	$16,720
  ______________________

(1)	Amounts exclude interest payments. Interest on the $163.0 million current balance of the term loan and revolver borrowings at current rates would be approximately $3.9 million annually.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

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
Our market capitalization during fourth quarter of 2013 exceeded the book value of our equity.
Our reporting units for goodwill purposes are Specialty Phosphates United States, Specialty Phosphates Canada, Specialty Phosphates Mexico, Kelatron, AMT, Triarco and GTSP & Other. As of December 31, 2013, the fair values of our reporting units were substantially greater than their carrying values.

Long-lived assets
Under ASC 360, “Property, Plant, and Equipment,” long-lived assets including property, plant and equipment and amortized intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The review of these long-lived assets is performed at the individual asset level, asset group level, or the product group level depending on the lowest level for which identifiable cash flows are largely independent. The Company’s asset groupings or product groupings vary based on the interrelationship of the long-lived assets and the identifiable cash flows. For example, in certain instances, multiple manufacturing units may work with one another to produce the lowest identifiable cash flows or in other instances a stand-alone unit may produce the lowest level of identifiable cash flows. There are other instances where a stand-alone unit may produce multiple products and the lowest level of identifiable cash flows is at the product group level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset, asset group or product group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
The fair value of the options granted during 2013, 2012 and 2011 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected volatility	50.4%	53.2%	54.4%
Dividend yield	2.8%	2.4%	2.3%
Risk-free interest rate	1.0%	1.3%	2.3%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of stock options	$19.99	$20.41	$17.14

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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $81 thousand. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $178 thousand.
Recently Issued Accounting Standards
New accounting standards effective in 2013 are described in the Recent Accounting Pronouncements section in Note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”.

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
At December 31, 2013, we had $96.0 million principal amount of term loan debt and a $225.0 million revolving credit facility, of which $67.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $159.7 million, taking into account $2.3 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility in December of 2012, we entered into an interest rate swap with a swap start date of December 31, 2012, swapping the LIBOR exposure on $100 million of floating rate debt under the new senior facility to a fixed rate to maturity obligation of 0.9475% expiring in December 2017. The fair value of this interest rate swap is an asset of approximately $1.2 million as of December 31, 2013.
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

Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $67.0 million outstanding borrowings as floating rate debt (not included in the swap) under our revolving credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.7 million per year.
From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. Though we did not do so in 2013, in 2012 we did enter into an economic hedge for approximately 75% of our 2012 U.S. & Canada natural gas requirements.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Innophos Holdings, Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innophos Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992 Edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 27, 2014

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$32,755	$26,815
Accounts receivable, net	88,434	94,033
Inventories	181,467	162,940
Other current assets	81,472	99,944
Total current assets	384,128	383,732
Property, plant and equipment, net	201,985	195,723
Goodwill	84,373	83,108
Intangibles and other assets, net	74,691	75,948
Total assets	$745,177	$738,511
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,002	$4,000
Accounts payable, trade and other	38,717	36,424
Other current liabilities	34,124	46,030
Total current liabilities	76,843	86,454
Long-term debt	159,007	172,000
Other long-term liabilities	45,908	35,734
Total liabilities	$281,758	$294,188
Commitments and contingencies (note 16)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,327,670 and 22,110,249; outstanding 21,893,137 and 21,830,870 shares	22	22
Paid-in capital	120,046	115,782
Common stock held in treasury, at cost (434,533 and 279,379 shares)	(19,599)	(12,411)
Retained earnings	364,515	346,866
Accumulated other comprehensive loss	(1,565)	(5,936)
Total stockholders' equity	463,419	444,323
Total liabilities and stockholders' equity	$745,177	$738,511

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Year Ended December 31,
	2013	2012	2011
Net sales	$844,129	$862,399	$810,487
Cost of goods sold	685,830	684,979	605,172
Gross profit	158,299	177,420	205,315
Operating expenses:
Selling, general and administrative	70,501	64,320	65,380
Research & development expenses	3,928	3,107	2,923
Total operating expenses	74,429	67,427	68,303
Operating income	83,870	109,993	137,012
Interest expense, net	4,426	5,977	5,726
Foreign exchange losses (gains)	3,197	(1,957)	875
Income before income taxes	76,247	105,973	130,411
Provision for income taxes	26,741	31,783	43,889
Net income	$49,506	74,190	86,522
Net income attributable to common shareholders	$49,442	$74,150	$86,522
Per share data (see Note 12):
Income per share:
Basic	$2.25	$3.40	$3.99
Diluted	$2.21	$3.30	$3.83
Weighted average shares outstanding:
Basic	21,933,843	21,795,155	21,694,453
Diluted	22,345,980	22,475,881	22,578,567

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax ($825), $71 and $448)	$1,345	$(114)	$(732)
Change in pension and post-retirement plans, (net of tax ($1,359), $572 and $388)	3,026	(827)	(1,174)
Other comprehensive (loss) income, net of tax	$4,371	$(941)	$(1,906)
Comprehensive income	$53,877	$73,249	$84,616

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance December 31, 2010	21,464	$21	$227,752	$106,032	$(3,089)	$330,716
Net income			86,522			86,522
Other comprehensive loss, (net of tax $836)					(1,906)	(1,906)
Proceeds from stock award exercises and issuances	307	1		(2,600)		(2,599)
Share-based compensation				6,250		6,250
Excess tax benefits from exercise of stock options				2,511		2,511
Common stock repurchases	(150)			(6,139)		(6,139)
Restricted stock forfeitures	(1)			(17)		(17)
Dividends declared			(22,130)			(22,130)
Balance, December 31, 2011	21,620	$22	$292,144	$106,037	$(4,995)	$393,208
Net income			74,190			74,190
Other comprehensive loss, (net of tax $643)					(941)	(941)
Proceeds from stock award exercises and issuances	340			(2,255)		(2,255)
Share-based compensation				1,912		1,912
Excess tax benefits from exercise of stock options				3,931		3,931
Common stock repurchases	(150)			(7,254)		(7,254)
Treasury stock reissued for acquisition of business	21			1,000		1,000
Dividends declared			(19,468)			(19,468)
Balance, December 31, 2012	21,831	$22	$346,866	$103,371	$(5,936)	$444,323
Net income			49,506			49,506
Other comprehensive income, (net of tax ($2,184))					4,371	4,371
Proceeds from stock award exercises and issuances	217	—		(759)		(759)
Share-based compensation				2,174		2,174
Excess tax benefits from exercise of stock options				2,849		2,849
Common stock repurchases	(150)			(7,118)		(7,118)
Restricted stock forfeitures	(5)			(70)		(70)
Dividends declared			(31,857)			(31,857)
Balance, December 31, 2013	21,893	$22	$364,515	$100,447	$(1,565)	$463,419

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$49,506	$74,190	$86,522
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	35,461	42,334	43,676
Amortization of deferred financing charges	559	884	608
Deferred income tax provision	1,484	167	5,379
Deferred profit sharing	—	—	(286)
Share-based compensation	2,174	1,912	6,250
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,898	13,017	(28,154)
(Increase) decrease in inventories	(18,402)	12,154	(45,021)
Decrease (increase) in other current assets	27,144	(21,283)	3,238
Increase (decrease) in accounts payable	2,224	2,059	(5,939)
Decrease in other current liabilities	(11,913)	(20,573)	(14,685)
Changes in other long-term assets and liabilities	(2,836)	(3,456)	(5,242)
Net cash provided from operating activities	91,299	101,405	46,346
Cash flows used for investing activities:
Capital expenditures	(33,415)	(33,060)	(34,195)
Acquisition of businesses, net of cash acquired	(4,425)	(71,706)	(20,533)
Net cash used for investing activities	(37,840)	(104,766)	(54,728)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,650	528	484
Long-term debt borrowings	63,007	333,000	22,000
Long-term debt repayments	(76,000)	(309,000)	(19,000)
Deferred financing costs	—	(1,461)	—
Excess tax benefits from exercise of stock options	2,849	3,931	2,511
Common stock repurchases	(7,188)	(7,254)	(6,156)
Dividends paid	(31,837)	(24,810)	(19,921)
Net cash used for financing activities	(47,519)	(5,066)	(20,082)
Net change in cash	5,940	(8,427)	(28,464)
Cash and cash equivalents at beginning of period	26,815	35,242	63,706
Cash and cash equivalents at end of period	$32,755	$26,815	$35,242

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
In October 2013, Innophos purchased all of the assets of Chelated Minerals International, Inc., (CMI), for $5 million in cash. CMI, a privately held company based in Salt Lake City, Utah, has significant knowhow in the manufacture and science of chelated minerals supplied to the human nutrition market.
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
These prior period adjustments are not material to the financial results of the previously issued annual financial statements or the 2013 financial statements.

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
Accounts Receivable and Allowances for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and does not bear interest. The collectability of accounts receivable is evaluated based on a combination of factors. Allowances for doubtful accounts are recorded based on the length of time the receivables are past due and historical experience. In circumstances when it is probable that a specific customer is unable to meet its financial obligations, an allowance is recorded against amounts due to reduce the receivable to the amount that is reasonably expected to be collected.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. The cost and related accumulated depreciation of all property, plant and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is reflected in net income. Interest is capitalized in connection with the construction of major renewals and improvements. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets, typically ranging from ten to forty years for buildings and improvements, three to twenty years for machinery and equipment, and three to seven years for capitalized software. Leasehold improvements are amortized over the lease term or the estimated useful life of the improvement, whichever is less.
External direct costs in developing or obtaining internal use computer software and payroll, and payroll-related costs for employees dedicated solely to the project, to the extent of the time spent directly on the project and which they meet the requirements of ASC 350-40, are capitalized.
Long-Lived Assets
Under ASC 360,” Property, Plant, and Equipment,” long-lived assets including property, plant and equipment and amortizable intangible assets are evaluated and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The review of these long-lived assets is performed at the individual asset level, asset group level, or the product group level depending on the lowest level for which identifiable cash flows are largely independent. The Company’s asset groupings or product groupings vary based on the interrelationship of the long-lived assets and the identifiable cash flows. For example, in certain instances, multiple manufacturing units may work

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

with one another to produce the lowest identifiable cash flows or in other instances a stand-alone unit may produce the lowest level of identifiable cash flows. There are other instances where a stand-alone unit may produce multiple products and the lowest level of identifiable cash flows is at the product group level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future cash flows expected to be generated by the asset, asset group or product group. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
Goodwill
Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. ASC 350, “Intangibles—Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. If the entity determines that it's more likely than not that the fair value of a reporting unit exceeds the carrying amount, then performing the traditional two-step impairment test is unnecessary. If a company determines otherwise, then it is required to perform the first step of the two-step impairment test. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year.
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
Income Taxes
The Company’s United States subsidiaries file a consolidated U.S. tax return. The Company's Mexican subsidiaries file a consolidated Mexico tax return. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.
Deferred tax assets are assessed for realizability and a valuation allowance is provided if a portion of the associated tax benefit is not expected to be realized.
If any material uncertain tax positions arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. Other than the assessments disclosed in Note 15, Income Taxes, as of December 31, 2013, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
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
Share-based Compensation
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
In July 2013, the FASB issued amendments to guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments require entities to present an unrecognized tax benefit netted against certain deferred tax assets when specific requirements are met. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption is permitted). The Company has elected to early adopt which had no material impact on our consolidated financial position and results of operation.
Issued but not yet adopted
None.

2. Acquisitions:
The Company has made three recent acquisitions in the bioactive mineral ingredients sector and one recent acquisition in botanical and enzyme based specialty food ingredients. Bioactive mineral ingredients are mineral based ingredients for food, beverage and dietary supplement end markets that are manufactured to be readily digestible. Historically, Innophos has enjoyed

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

a strong position in “macronutrients,” minerals such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. The human diet also requires smaller quantities of a wide range of other minerals such as chromium, selenium, zinc and iron classified as “micronutrients.” The bioactive mineral acquisitions described below have created a strong position for Innophos in micronutrient ingredients to complement the Company's existing strength in macronutrients while the acquisition of a botanical and enzyme based product line further enhances the Company's ability to supply a broad range of nutrition fortification solutions to its customers.
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
In July 2012, Innophos purchased AMT Labs, Inc. and an affiliated company holding real property to support future expansion. AMT, a privately held company based in North Salt Lake, Utah, has been manufacturing high quality bioactive mineral ingredients for the food, beverage, confectionary and dietary supplement industries for more than 20 years. The combined purchase price was $26.9 million in cash, with $19.4 million being allocated to the AMT purchase and $7.5 million being allocated to the real estate entity, plus a contingent payment arrangement. The fair value of the contingent consideration arrangement was zero. Closing of the purchase occurred upon execution of the definitive agreements effective as of December 31, 2012. The purchase consideration was funded from our revolving line of credit, as well as cash from operations. The purchase accounting for the acquisition was closed in the first quarter of 2013 and no adjustments were recognized.
In December 2012, Innophos acquired the assets of Triarco Industries, Inc. ("Triarco"). Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage and dietary supplement industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important nutritional benefits and are often formulated with bioactive minerals and specialty phosphates. In the transaction, an Innophos subsidiary purchased all of Triarco's assets for $44.8 million in cash plus $1 million in shares of Innophos Holdings, Inc. Common Stock. The cash portion of the purchase price was financed by Innophos from borrowings under the company's senior credit facility. The acquisition includes potential for additional incentive compensation, payable to certain previous owners of Triarco who joined the Company, contingent upon success in delivering growth objectives over the next two years. The fair value of the contingent consideration arrangement is determined to be zero based on the probability of achievement. Closing of the purchase occurred upon execution of the definitive agreements effective as of December 31, 2012. Acquisition related costs of $0.7 million were expensed as incurred and were included in selling, general and administrative expenses in 2012. An additional fair value adjustment decreasing inventory (and increasing goodwill) by approximately $0.7 million was recognized in 2013. This fair value adjustment has been reclassified on the December 31, 2012 balance sheet. The purchase accounting for the acquisition was closed in the fourth quarter of 2013 at which time a $0.6 million decrease in the purchase price and a $0.8 million decrease in goodwill were recognized.
In October 2013, Innophos purchased substantially all of the assets of privately held Chelated Minerals International, Inc., (CMI), based in Salt Lake City, Utah. CMI has significant knowhow in the manufacture and science of chelated minerals supplied to the human nutrition market. The acquisition of CMI strengthens Innophos’ position in micronutrient ingredients, which further enhances the Company’s ability to supply a broad range of nutrition fortification solutions to its customers. Innophos enjoys a strong position in macronutrient minerals such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. The human diet also requires smaller quantities of a wide range of other minerals such as chromium, selenium, zinc and iron classified as micronutrients. The acquisition had a purchase price of approximately $5 million, subject to specified adjustments, and was funded from cash on-hand.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The final purchase price allocation for AMT and Triarco and the preliminary purchase price allocation for CMI resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

	AMT	Triarco	CMI
Cash	$325	$—	$97
Accounts receivable	849	1,788	299
Inventory, including fair value adjustment of $270, $468 and $20	2,020	3,346	125
Other current assets	39	736	—
Property, plant and equipment	9,483	2,864	1,092
Goodwill	5,047	16,508	1,265
Intangible assets	10,050	22,100	2,348
Accounts payable	(377)	(1,348)	(69)
Other current liabilities	(219)	(180)	(57)
Total	$27,217	$45,814	$5,100
The intangible assets acquired with AMT, Triarco and CMI include the following:

	Useful life (years)	AMT	Triarco	CMI
Customer relationships	10-15	$7,040	$10,720	$1,761
Developed technology	7-8	1,900	4,590	353
Tradename	5-10	930	6,300	211
Non-compete agreement	3-10	180	490	23
		$10,050	$22,100	$2,348
These three transactions were treated as an asset purchase for U.S. federal tax purposes. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition and will be included in the Specialty Phosphates US segment. The Company expects the goodwill created to be deductible for tax purposes.
Pro forma financial information (unaudited):
The following unaudited pro forma information presents the combined results of operations for the twelve months ended December 31, 2013 and December 31, 2012 as if the acquisition of CMI had been completed on January 1, 2012 and for the twelve months ended December 31, 2012 as if the acquisitions of AMT and Triarco had been completed on January 1, 2012. The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations.

	Year Ended December 31,
	2013	2012
Revenues	$845,610	$894,019
Net income	$49,571	$69,823
Income per common share - Basic	$2.26	$3.20
Income per common share - Diluted	$2.22	$3.11

3. Inventories:
Inventories consist of the following:

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	2013	2012
Raw materials	$60,157	$49,856
Finished products	108,334	103,562
Spare parts	12,976	9,522
	$181,467	$162,940

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2013 and December 31, 2012 were $13,857 and $11,551, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

4. Other Current Assets:
Other current assets consist of the following:

	2013	2012
Creditable taxes (value added taxes)	$24,257	$35,181
Vendor inventory deposits (prepaid)	14,820	19,445
Prepaid income taxes	12,269	22,000
Other prepaids	3,524	2,884
Deferred income taxes	21,589	12,917
Other	5,013	7,517
	$81,472	$99,944

5. Property, Plant and Equipment, net:
Property, plant and equipment, at cost, consist of the following:

		2013			2012
	Useful life (years)	Gross	Accumulated Depreciation	Net Book Value	Gross	Accumulated Depreciation	Net Book Value
Land	-	$19,213	$—	$19,213	$18,613	$—	$18,613
Land improvements -	3-15	10,424	8,361	2,063	9,976	8,027	1,949
Buildings and improvements -	2-9	9,433	9,141	292	9,342	9,050	292
	10	11,112	5,506	5,606	10,481	4,477	6,004
	14-16	11,950	6,528	5,422	10,409	5,676	4,733
	20	32,982	9,876	23,106	24,937	8,546	16,391
	25-34	22,193	4,605	17,588	21,883	3,867	18,016
Machinery & Equipment -	1-4	14,416	7,677	6,739	7,066	5,280	1,786
	5	32,486	22,467	10,019	28,850	19,315	9,535
	6	49,201	49,161	40	49,203	49,151	52
	7	50,607	32,908	17,699	50,601	29,106	21,495
	8	158,171	135,164	23,007	152,713	128,340	24,373
	9	26,691	26,144	547	26,691	24,367	2,324
	10	8,384	3,493	4,891	9,276	3,457	5,819
	11	12,856	10,496	2,360	12,349	9,421	2,928
	12-13	11,606	9,029	2,577	11,606	8,058	3,548
	15-25	72,052	23,121	48,931	57,263	20,106	37,157
Construction-in-progress	-	11,885	—	11,885	20,708	—	20,708
		$565,662	$363,677	$201,985	$531,967	$336,244	$195,723

Depreciation expense, excluding immaterial depreciation expense in changes of inventory, was $28,147, $37,930 and $39,006 in 2013, 2012 and 2011, respectively. Unamortized capitalized software, included in machinery and equipment, was $15,374 and $21,572 for the years ended December 31, 2013 and December 31, 2012, respectively.

6. Goodwill:

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Specialty Phosphates US	Specialty Phosphates Canada	Specialty Phosphates Mexico	GTSP & Other	Total
Balance, December 31, 2011	$17,118	$2,530	$38,584	$3,355	61,587
Investment in AMT	5,047				5,047
Investment in Triarco	16,508				16,508
Investment in Kelatron	(34)				(34)
Balance, December 31, 2012	38,639	2,530	38,584	3,355	83,108
Investment in CMI	1,265				1,265
Balance, December 31, 2013	$39,904	$2,530	$38,584	$3,355	$84,373

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	2013	2012
Developed technology and application patents, net of accumulated amortization of $19,015 for 2013 and $16,155 for 2012	7-20	25,817	28,325
Customer relationships, net of accumulated amortization of $10,295 for 2013 and $7,666 for 2012	5-15	28,517	29,384
Tradenames and license agreements, net of accumulated amortization of $6,198 for 2013 and $4,852 for 2012	5-20	11,463	12,598
Non-compete agreement, net of accumulated amortization of $796 for 2013 and $644 for 2012	3-10	537	666
Total Intangibles		$66,334	$70,973
Deferred financing costs, net of accumulated amortization of $1,652 for 2013 and $1,092 for 2012 (see note 9)		$2,008	$2,567
Other Assets		6,349	2,408
Total other assets		$8,357	$4,975
		$74,691	$75,948

Amortization expense for intangibles was $6,987, $4,567 and $3,528 in 2013, 2012 and 2011, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2014	2015	2016	2017	2018
Intangible amortization expense	$7,170	$7,129	$7,104	$6,912	$6,558

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
In 2013, the Company acquired $2.3 million of intangible assets as part of its acquisition of Chelated Minerals International, LLC and in 2012, acquired $10.1 million and $22.1 million as part of its acquisitions of AMT and Triarco, respectively. (see Note 2).

8. Other Current Liabilities:
Other current liabilities consist of the following:

	2013	2012
CNA water tax claims (see Note 16)	$—	$10,855
Payroll related	8,680	10,723
Taxes other than income taxes	5,610	8,352
Benefits and pensions	7,240	6,727
Freight and rebates	3,960	4,604
Income taxes	3,879	—
Other	4,755	4,769
	$34,124	$46,030

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:
Short-term borrowings and long-term debt consist of the following:

	2013	2012
Term loan due 2017	$96,000	$100,000
Revolver borrowings under the credit facility	67,000	76,000
Capital leases	9	—
Total borrowings	$163,009	$176,000
Less current portion	4,002	4,000
Long-term debt	$159,007	$172,000

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
(c) “Fixed Charge Coverage Ratio” greater than or equal to 1.25 to 1.00.
As of December 31, 2013, the Total Leverage Ratio, Senior Leverage Ratio, and Fixed Charge Coverage Ratio calculated in accordance with the agreement were 1.40, 1.40 and 3.30, respectively.
As of December 31, 2013, the Company was in full compliance with all debt covenant requirements.
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
As of December 31, 2013, $96.0 million was outstanding under the Term Loan and $67.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate, Level 2 input within the fair value hierarchy, with total availability at $147.1 million, taking into account $2.3 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.4%.
Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt under the new senior facility to a fixed rate to maturity obligation of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $1.2 million as of December 31, 2013.
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
Total interest paid by the Company for all indebtedness for 2013, 2012 and 2011 was $4,622, $5,432 and $6,046.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Year Ended December 31,
	2013	2012	2011
Interest expense	$5,271	$5,419	$5,802
Deferred financing cost	559	884	608
Interest income	(1,049)	(65)	(238)
Less: amount capitalized for capital projects	(355)	(261)	(446)
Total interest expense, net	$4,426	$5,977	$5,726

10. Other Long-Term Liabilities:
Other long-term liabilities consist of the following:

	2013	2012
Deferred income taxes	$32,110	$20,803
Pension and post retirement liabilities	11,175	12,118
Environmental liabilities	1,100	1,100
Other liabilities	1,523	1,713
	$45,908	$35,734

11. Stockholders’ Equity / Stock-Based Compensation:
Our compensation programs include share-based payments. The primary share-based awards and their general terms and conditions currently in effect are as follows:

•
Restricted stock grants, which entitle the holder to receive, at the end of each vesting term, a specified number of shares of the Company's common stock, and which also entitle the holder to receive dividends paid on such grants throughout the vesting period. Compensation expense is amortized on a straight-line basis over the requisite vesting period, generally three years, and accelerated for those employees that are retirement eligible during the vesting period.

•
Stock options, which entitle the holder to purchase, after the end of a vesting term, a specified number of shares of the Company’s common stock at an exercise price per share set equal to the market price of the Company’s common stock on the date of grant. The stock options generally vest annually over three years with a ten year term from date of grant.

•
Performance share awards which entitle the holder to receive, at the end of a vesting term, a number of shares of the Company’s common stock, within a range of shares from zero to a specified maximum (generally 200%), calculated using a combination of performance indicators as defined solely by reference to the Company’s own activities. The performance shares generally vest at the end of a three year performance cycle and the number of shares distributable depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to dividends will accrue over the performance period and are paid on performance share awards when vested and distributed.

•
Annual stock retainer grants, which entitle independent members of the Board of Directors to receive a number of shares of the Company’s common stock, which immediately vest, equal to a fixed retainer value.

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Year Ended December 31,
	2013	2012	2011
Stock options	$1,002	$1,436	$1,601
Restricted stock	676	236	6
Performance shares	196	(120)	4,343
Stock grants	300	360	300
Total stock-based compensation expense	$2,174	$1,912	$6,250

A summary of restricted stock activity during the three years ended December 31, 2013, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	6,700	$13.14
Granted	—	—
Released	(6,178)	13.08
Forfeited / Surrendered	(522)	13.79
Outstanding at December 31, 2011	—	$—
Outstanding at January 1, 2012	—	$—
Granted	14,370	50.12
Released	—	—
Forfeited / Surrendered	(110)	50.12
Outstanding at December 31, 2012	14,260	$50.12
Outstanding at January 1, 2013	14,260	$50.12
Granted	25,853	54.59
Released	(1,932)	50.12
Forfeited / Surrendered	(5,154)	52.65
Outstanding at December 31, 2013	33,027	$53.22

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of stock option activity during the three years ended December 31, 2013, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	920,966	$15.77
Granted	95,920	39.67	17.14
Forfeited / Surrendered	(25,531)	17.18
Exercised	(91,213)	13.10
Outstanding at December 31, 2011	900,142	$18.55
Exercisable at December 31, 2011	620,677	$14.45
Outstanding at January 1, 2012	900,142	$18.55
Granted	39,683	50.12	20.41
Forfeited / Surrendered	(37,238)	16.62
Exercised	(181,165)	9.34
Outstanding at December 31, 2012	721,422	$22.69
Exercisable at December 31, 2012	545,829	$17.92
Outstanding at January 1, 2013	721,422	$22.69
Granted	63,580	54.59	19.99
Forfeited / Surrendered	(23,001)	39.69
Exercised	(92,977)	20.63
Outstanding at December 31, 2013	669,024	$25.34
Exercisable at December 31, 2013	556,747	$20.60

The fair value of the options granted during 2013, 2012 and 2011 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Expected volatility	50.4%	53.2%	54.4%
Dividend yield	2.8%	2.4%	2.3%
Risk-free interest rate	1.0%	1.3%	2.3%
Expected term	6	6	6
Weighted average grant date fair value of stock options	$19.99	$20.41	$17.14

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	268,834	$17.92
Granted (at targeted return on invested capital)	50,970	39.67
Forfeited	—	—
Vested	(189,534)	14.57
Adjustment to estimate of shares to be earned	79,300	25.68
Outstanding at December 31, 2011	209,570	$29.08
Outstanding at January 1, 2012	209,570	$29.08
Granted (at targeted return on invested capital)	43,106	50.12
Forfeited	—	—
Vested	(138,781)	25.68
Adjustment to estimate of shares to be earned	(113,895)	41.19
Outstanding at December 31, 2012	—	$—
Outstanding at January 1, 2013	—	$—
Granted (at targeted return on invested capital)	43,091	54.59
Forfeited	(4,854)	54.59
Vested	—	—
Adjustment to estimate of shares to be earned	(25,848)	54.59
Outstanding at December 31, 2013	12,389	$54.59

The total intrinsic value of options exercised and stock grants during 2013, 2012 and 2011 was $4.7 million, $8.3 million and $2.8 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2013 was $15.6 million and $15.6 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Restricted Stock	Stock Options	Performance Based
Amount	$1,007	$1,334	$480
Weighted-average years to be recognized	1.9	1.1	2.0
During 2011 the Board of Directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management’s discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. As of December 31, 2013, there is a balance of $29.5 million remaining under the repurchase program.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Year Ended December 31,
	2013	2012	2011
Net income	49,506	74,190	86,522
Less: earnings attributable to unvested shares	(64)	(40)	—
Net income available to common shareholders	$49,442	$74,150	$86,522
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,933,843	21,795,155	21,694,453
Dilutive effect of stock equivalents	412,137	680,726	884,114
Diluted number of weighted average common shares outstanding	22,345,980	22,475,881	22,578,567
Earnings per common share:
Earnings per common share—Basic	$2.25	$3.40	$3.99
Earnings per common share—Diluted	$2.21	$3.30	$3.83

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 330,420, 40,696 and 225,848 for the years ended 2013, 2012 and 2011, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Dividends
The following is the dividend activity for 2013, 2012 and 2011:

	2013
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.35	$0.35	$0.35	$0.40	$1.45
Dividends declared – aggregate	7,641	7,685	7,694	8,817	$31,837
Dividends paid – per share	0.35	0.35	0.35	0.40	$1.45
Dividends paid – aggregate	7,641	7,685	7,694	8,817	$31,837

	2012
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.27	$0.27	$—	$0.35	$0.89
Dividends declared – aggregate	5,885	5,891	—	7,629	$19,405
Dividends paid – per share	0.25	0.27	0.27	0.35	$1.14
Dividends paid – aggregate	5,405	5,885	5,891	7,629	$24,810

	2011
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.25	$0.25	$0.25	$0.25	$1.00
Dividends declared – aggregate	5,426	5,442	5,404.00	5,405	$21,677
Dividends paid – per share	0.17	0.25	0.25	0.25	$0.92
Dividends paid – aggregate	3,649	5,426	5,442	5,404	$19,921

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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $81. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $178.
The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2013 are as follows:

	Pension	Other Benefits	Total
Prior service cost	$97	$—	$97
Net actuarial loss	61	15	76
Transition obligation	—	29	29

The changes in benefit obligations recognized in other comprehensive loss during 2013 and 2012 are as follows:

	Pension Benefits		Other Benefits		Total
	2013	2012	2013	2012	2013	2012
Change in accumulated other comprehensive income
Amortization of net gain	$(366)	$(276)	$(36)	$(47)	$(402)	$(323)
Amortization of prior service cost / transition obligation	(101)	(104)	(29)	37	(130)	(67)
Net (gain) loss	(2,905)	1,243	(948)	546	(3,853)	1,789
Total change in accumulated other comprehensive income	(3,372)	863	(1,013)	536	(4,385)	1,399
Deferred taxes	992	(331)	367	(241)	1,359	(572)
Net amount recognized	$(2,380)	$532	$(646)	$295	$(3,026)	$827

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

U.S. Plans
Obligations and Funded Status—U.S. Plans At December 31

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Accumulated benefit obligation	$2,459	$2,719	$3,991	$4,435
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$2,719	$2,461	$4,435	$3,404
Service cost	—	—	337	327
Interest cost	105	110	149	161
Actuarial (gain) loss	(329)	178	(803)	678
Benefits paid	(36)	(30)	(127)	(135)
Projected benefit obligation at end of year	$2,459	$2,719	$3,991	$4,435
Change in plan assets
Fair value of plan assets at beginning of year	$1,561	$1,369	$—	$—
Actual return on plan assets	212	52	—	—
Employer contributions	135	170	127	135
Benefits paid	(36)	(30)	(127)	(135)
Fair value of plan assets at end of year	$1,872	$1,561	$—	$—
Funded status of the plan	$(587)	$(1,158)	$(3,991)	$(4,435)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(217)	(221)
Noncurrent liabilities	(587)	(1,158)	(3,774)	(4,214)
Net amounts recognized	$(587)	$(1,158)	$(3,991)	$(4,435)
Amounts recognized in accumulated other comprehensive income
Prior service (credit) cost	$—	$—	$—	$—
Net actuarial loss (gain)	248	728	(676)	126
Total amount recognized	$248	$728	$(676)	$126
Deferred taxes	(94)	(277)	257	(48)
Net amount recognized	154	451	(419)	78

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$—	$—	$—	$337	$327	$284
Interest cost	105	110	111	149	161	140
Expected return on plan assets	(111)	(110)	(77)	—	—	—
Amortization of:
Prior service cost	—	—	—	—	(67)	132
Actuarial loss (gain)	50	14	—	—	—	(78)
Net periodic benefit cost	$44	$14	$34	$486	$421	$478
Weighted average assumptions for balance sheet liability at end of year
Discount rate	5.00%	4.00%	4.50%	4.50%	3.75%	4.25%
Expected long-term rate of return	6.30%	6.35%	6.72%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.00%	3.00%	3.00%
Weighted average assumptions for net periodic benefit cost at beginning of year
Discount rate	4.00%	4.50%	5.25%	3.75%	4.25%	5.00%
Expected long-term rate of return	6.35%	6.72%	5.00%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.00%	3.00%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2014	$79	$217
Fiscal 2015	99	289
Fiscal 2016	111	361
Fiscal 2017	128	394
Fiscal 2018	138	414
Fiscal Years 2019-2023	788	1,856

Innophos expects to contribute approximately $0.2 million to its U.S. defined benefit pension plan in 2014.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2014 fiscal year are $1, $0 and $0, respectively.
The estimated actuarial gain, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2014 fiscal year are $40, $0 and $0, respectively.
Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
The investment policy for the Company’s defined benefit pension plan is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Innophos, Inc.’s defined benefit pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2013 and 2012 by asset category are as follows:

	Plan Assets at December 31
	2013	2012
Asset Category
Equity securities	56.3%	39.5%
Fixed income securities	43.7	60.5
Total	100.0%	100.0%

The fair values of Innophos, Inc.’s pension plan assets at December 31, 2013 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$1,053	$1,053	$—	$—
Fixed income securities	819	819	—	—
	$1,872	$1,872	$—	$—

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
Defined Contribution Plan—U.S.
Innophos Inc.’s expense for the defined contribution plan was $3.2 million, $3.3 million and $3.2 million for 2013, 2012 and 2011, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans
Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Accumulated benefit obligation	$12,256	$13,322	$1,803	$1,905
Projected change in benefit obligation
Projected benefit obligation at beginning of year	$13,322	$11,657	$1,905	$1,876
Service cost	348	339	77	81
Interest cost	557	602	81	99
Actuarial (gain) loss	(643)	878	(107)	(150)
Benefits paid	(468)	(392)	(29)	(39)
Exchange rate changes	(860)	238	(124)	38
Projected benefit obligation at end of year	$12,256	$13,322	$1,803	$1,905
Change in plan assets
Fair value of plan assets at beginning of year	$15,085	$13,460	$—	$—
Actual return on plan assets	2,432	939	—	—
Employer contributions	718	804	29	39
Benefits paid	(468)	(392)	(29)	(39)
Exchange rate changes	(1,084)	274	—	—
Fair value of plan assets at end of year	$16,683	$15,085	$—	$—
Funded status of the plan	$4,427	$1,763	$(1,803)	$(1,905)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$4,427	$1,763	$—	$—
Current liabilities	—	—	(44)	(30)
Noncurrent liabilities	—	—	(1,759)	(1,875)
Net amounts recognized	$4,427	$1,763	$(1,803)	$(1,905)
Amounts recognized in accumulated other comprehensive income
Net transition obligation	$—	$—	$157	$200
Prior service cost	97	209	—	—
Net actuarial loss	2,863	5,645	285	452
Total amount recognized	$2,960	$5,854	$442	$652
Deferred taxes	(740)	(1,550)	(111)	(173)
Net amount recognized	2,220	4,304	331	479

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost
Service cost	$348	$339	$280	$77	$81	$68
Interest cost	557	602	575	81	99	95
Expected return on plan assets	(900)	(944)	(964)	—	—	—
Amortization of:
Actuarial loss	316	261	165	36	47	40
Prior service cost	101	104	107	—	—	—
Net transition obligation	—	—	—	29	30	31
Net periodic benefit cost	$422	$362	$163	$223	$257	$234
Weighted average assumptions for balance sheet liability at end of year
Discount rate	4.75%	4.25%	5.50%	4.75%	4.25%	5.00%
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Weighted average assumptions for net periodic benefit cost at end of year
Discount rate	4.25%	5.00%	5.50%	4.25%	5.00%	5.50%
Expected long-term rate of return	6.00%	6.50%	7.00%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Accrued health care cost trend rates at end of year
Health care cost trend rate assumed for next year (initial rate)				9%	10%	10%
Rate to which the cost trend rate is assumed to decline (ultimate rate)				5%	5%	5%
Year that the rate reaches the ultimate rate				2027	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2013	2012
Effect of a change in the assumed rate of increase in health benefit costs
Effect of a 1% increase on:
Total of service cost and interest cost	$26	$25
Postretirement benefit obligation	$262	$281
Effect of a 1% decrease on:
Total of service cost and interest cost	$(21)	$(20)
Postretirement benefit obligation	$(212)	$(226)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2014 fiscal year are $102, $97 and $0, respectively.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2014 fiscal year are $15, $0 and $29, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2013 and 2012 by asset category are as follows:

	2013	2012
Asset Category
Equity securities	63.7%	60.5%
Debt securities	33.2	35.5
Other (a)	3.1	4.0
Total	100.0%	100.0%

The fair values of Innophos Canada, Inc.’s pension plan assets at December 31, 2013 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$10,620	$10,620	$—	$—
Fixed income securities	5,548	—	5,548	—
Other (a)	515	515	—	—
	$16,683	$11,135	$5,548	$—
(a) Primarily cash and cash equivalents.
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
Cash Flows
Contributions
Innophos Canada, Inc. contributed $0.7 million to its pension plan in 2013.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2014	$420	$44
Fiscal 2015	475	54
Fiscal 2016	496	70
Fiscal 2017	523	82
Fiscal 2018	572	88
Fiscal Years 2019-2023	3,382	609

Innophos plans to contribute approximately $0.9 million to its Canadian pension plan in 2014.
Defined Contribution Plans—Canada
Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2013, 2012 and 2011, respectively.

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

15. Income Taxes:
A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2013		2012		2011
	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$61,206	$21,906	$84,815	$25,973	$79,250	$30,831
Canada/Mexico/Europe/Asia	15,041	4,835	21,158	5,810	51,161	13,058
Total	$76,247	$26,741	$105,973	$31,783	$130,411	$43,889
Current income taxes		$25,257		$31,616		$38,510
Deferred income taxes		1,484		167		5,379
Total		$26,741		$31,783		$43,889

	Year Ended December 31,
	2013	2012	2011
Income tax expense at the U.S. statutory rate	$26,688	$37,091	$45,645
State income taxes	3,087	2,458	2,207
Domestic manufacturing deduction	(1,639)	(1,912)	(1,741)
Deferred tax true-up	(1,602)	—	—
Uncertain tax positions	1,401	715	—
CNA matter related non-taxable reimbursement	(329)	(3,101)	850
Foreign tax rate differential	(1,161)	(1,233)	(2,586)
Change in valuation allowance	555	(2,237)	—
Permanent book / tax differences	(259)	2	(486)
Provision for income taxes	$26,741	$31,783	$43,889

Net deferred tax assets were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2013	2012
Net current deferred tax assets	$21,589	$12,917
Net noncurrent deferred tax assets	—	—
Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	(32,110)	(20,803)
Net deferred tax assets (liabilities)	$(10,521)	$(7,886)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Inventories	$5,443	$3,606
Accrued liabilities	10,846	13,361
Tax losses	10,296	5,823
Total deferred tax assets	26,585	22,790
Deferred tax liabilities:
Gain on bond retirement	(1,338)	(1,344)
Intangibles	(11,172)	(5,136)
Fixed assets	(20,010)	(20,165)
Total deferred tax liabilities	(32,520)	(26,645)
Total valuation allowances	(4,586)	(4,031)
Net deferred tax assets (liabilities)	$(10,521)	$(7,886)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
Gross unrecognized tax benefits at January 1	$1,100	$—	$—
Additions for tax positions of prior years	1,535	1,100	—
Reductions for tax positions of prior years	—	—	—
Reductions due to settlements	—	—	—
Reductions due to lapse of applicable statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31	2,635	1,100	—

Net uncertain tax benefits, that if recognized would impact the effective tax rate, at December 31	$2,116	$715	$—

The U.S. operations do not have any Federal tax loss carry forwards as of December 31, 2013. The Company realized tax benefits of $2,849 and $3,931 from stock options exercised in 2013 and 2012, respectively.
The Company maintained a $4.6 million and $4.0 million valuation allowance at December 31, 2013 and 2012, respectively, primarily related to certain state net operating loss carryforwards as it is more likely than not that these tax benefits will not be realized. The net operating losses will expire in the years 2014 through 2026.
As of December 31, 2013, taxes have not been provided on approximately $210.2 million of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2006 through 2012. In addition, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. In April 2012, the Company filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment and a follow up

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

response on October 15, 2013. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. The Company estimates the liability for unrecognized tax benefits may decrease approximately $1.2 million during the next twelve months as a result of possible settlements of income tax authority examinations. The Company has recorded $0.7 million of interest and penalties in the statement of financial position. Other than the items mentioned above, as of December 31, 2013, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid (net of refunds) were $9,402, $45,080 and $27,164 for 2013, 2012 and 2011, respectively.

16. Commitments and Contingencies:
Leases
Under agreements expiring through 2020, the Company leases railcars and other equipment under various operating leases. Rental expense for 2013, 2012 and 2011 was $6,324, $6,172 and $5,443, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2014	$5,389
2015	5,353
2016	4,769
2017	3,290
2018	2,981
Thereafter	10,086

Purchase Commitments and Supplier Concentration
The Company has multiple raw material supply contracts one of which with an initial term through 2018 with an automatic five year renewal term at prices established annually based on a formula. The minimum annual purchase obligation for several of these raw material supply contracts, at current prices, approximates $123.8 million for 2014.
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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of December 31, 2013.
Litigation
2008 RCRA Civil Enforcement - Geismar, Louisiana plant
Following several inspections by the Environmental Protection Agency, or EPA, at our Geismar, LA purified phosphoric acid, or PPA, plant and related submissions we made to support claimed exemptions from the federal Resource, Conservation and Recovery Act, or RCRA, in March 2008, EPA referred our case to the Department of Justice, or DOJ, for civil enforcement. Although no citations were ever issued or formal proceedings instituted, the agencies claim we violate RCRA by failing to manage appropriately two materials that DOJ/EPA alleges are hazardous wastes. Those materials are: (i) Filter Material from an enclosed intermediate filtration step to further process green phosphoric acid we receive as raw material via pipeline from the adjacent site operated by an affiliate of Potash Corporation of Saskatchewan, or PCS; and (ii) Raffinate, a co-product we return to PCS under a long-term contract we have with PCS.
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
Although we cannot give assurances as to the future course or ultimate outcome of ongoing negotiations, including whether litigation may ultimately ensue, we believe, based on our appreciation of the current state of the proceedings, that deep well injection is likely to be employed as the technologically acceptable approach for Raffinate and that we will not be asked to contribute substantially to the cost of the deep well to be specified by the Government Parties in an anticipated consent decree for settlement of this enforcement matter. However, in negotiated settlements leading to consent decrees with the Governmental Parties, it is also common for penalties relating to previous “non-compliance” to be assessed and, in that connection, we have been advised by the Governmental Parties that they expect to seek penalties against both PCS and us in this case. Although we have argued and made submissions to the effect that for purposes of settlement penalties there is no basis for any substantial penalty to be levied against us, nevertheless, we can give no assurance as to that outcome, or if a penalty is initially assessed as to its amount, or whether it will be necessary for us to oppose or seek indemnity for the assessment by further litigation. As a result, we have concluded that the contingent liability arising from compliance costs in this matter remains, as we have previously disclosed, neither remote nor probable, but reasonably possible.
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

17. Changes in Accumulated Other Comprehensive Income (Loss) by Component:

	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2011	$(4,486)	$(509)	$(4,995)
Other comprehensive income (loss) before reclassifications	(827)	(114)	(941)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(827)	(114)	(941)
Balance at December 31, 2012	(5,313)	(623)	(5,936)
Other comprehensive income (loss) before reclassifications	3,026	1,345	4,371
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	3,026	1,345	4,371
Balance at December 31, 2013	$(2,287)	$722	$(1,565)

18. Financial Instruments and Concentration of Credit Risks:
The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 30%, 35% and 30%, respectively, of net sales for 2013, 2012 and 2011. No customer accounted for more than 10% of our sales in the last three years.

19. Valuation Allowances:
Valuation allowances as of December 31, 2013, 2012 and 2011, and the changes in the valuation allowances for the year ended December 31, 2013, 2012 and 2011 are as follows:

	Balance, January 1, 2013	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2013
Deferred taxes valuation allowances	$4,031	$555	$—	$—	$4,586
	Balance, January 1, 2012	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2012
Deferred taxes valuation allowances	$6,549	$(2,518)	$—	$—	$4,031
	Balance, January 1, 2011	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2011
Deferred taxes valuation allowances	$5,860	$689	$—	$—	$6,549

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
The Company's reportable segments reflect the core businesses in which Innophos operates and how it is managed. The Company reports its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products (GTSP & Other). Kelatron, AMT, Triarco and CMI are included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA, and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products.

For the year ended December 31, 2013	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$607,578	$169,851	$66,700	$—	$844,129
Intersegment sales	2,910	55,359	308	(58,577)	—
Total sales	610,488	225,210	67,008	(58,577)	844,129
Operating income (a) (b)	$76,802	$11,677	$(4,609)		$83,870
Depreciation and amortization expense	$26,537	$7,200	$1,724	$—	$35,461
Other data
Capital expenditures	$11,084	$22,237	$94	$—	$33,415
Long-lived assets	123,893	76,698	1,394	—	201,985
Total assets	720,251	291,264	2,670	—	1,014,185
Reconciliation of total assets to reported assets
Total assets	$720,251	$291,264	$2,670	$—	$1,014,185
Eliminations	(255,928)	(13,080)	—	—	(269,008)
Reported assets (c)	$464,323	$278,184	$2,670	$—	$745,177
For the year ended December 31, 2012	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$569,816	$187,743	$104,840	$—	$862,399
Intersegment sales	1,779	55,830	409	(58,018)	—
Total sales	571,595	243,573	105,249	(58,018)	862,399
Operating income (a) (b)	$86,002	$21,913	$2,078	—	$109,993
Depreciation and amortization expense	$23,214	$14,578	$4,542	$—	$42,334
Other data
Capital expenditures	$11,068	$20,481	$1,511	$—	$33,060
Long-lived assets	130,869	63,447	1,407	—	195,723
Total assets	714,753	296,315	6,655	—	1,017,723
Reconciliation of total assets to reported assets
Total assets	$714,753	$296,315	$6,655	$—	$1,017,723
Eliminations	(260,559)	(18,653)	—	—	(279,212)
Reported assets (c)	$454,194	$277,662	$6,655	$—	$738,511

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2011	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$525,662	$186,211	$98,614	$—	$810,487
Intersegment sales	1,303	49,781	385	(51,469)	—
Total sales	526,965	235,992	98,999	(51,469)	810,487
Operating income (a) (b)	$94,055	$21,948	$21,009	—	$137,012
Depreciation and amortization expense	$19,808	$18,050	$5,818	$—	$43,676
Other data
Capital expenditures	$25,323	$5,001	$3,871	$—	$34,195
Long-lived assets	127,020	59,384	1,017	—	187,421
Total assets	648,408	278,470	1,017	—	927,895
Reconciliation of total assets to reported assets
Total assets	$648,408	$278,470	$1,017	$—	$927,895
Eliminations	(230,840)	(10,040)	—	—	(240,880)
Reported assets (c)	$417,568	$268,430	$1,017	$—	$687,015

(a)
The years ended December 31, 2013, December 31, 2012 and December 31, 2011 include a $7.2 million, $7.1 million and $3.4 million benefit to earnings, respectively, for the CNA Fresh Water Claims in GTSP & Other.

(b)	The years ended December 31, 2013 and December 31, 2012 include a $2.3 million and $2.4 million charge to earnings, respectively, for out of period costs.

(c)	GTSP & Other reflects only direct assets. All Mexico indirect assets are included in Specialty Phosphates Mexico.

	Year Ended December 31,
Product Revenues	2013	2012	2011
Specialty Ingredients	$556,223	$514,535	$486,522
Food & Technical Grade PPA	145,805	151,779	133,574
STPP & Detergent Grade PPA	75,401	91,246	91,777
GTSP & Other	66,700	104,839	98,614
Total	$844,129	$862,399	$810,487
	Year Ended December 31,
Geographic Revenues	2013	2012	2011
US	$495,276	$471,851	$436,981
Mexico	132,737	131,353	128,018
Canada	36,574	38,905	34,976
Other foreign countries	179,542	220,290	210,512
Total	$844,129	$862,399	$810,487

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

21. Quarterly information (unaudited):

	2013
	Quarters ended
	March 31		June 30		September 30	December 31	Total
Net sales	$214,441		$213,176		$219,993	$196,519	$844,129
Gross profit	37,034	(a)	40,895		38,705	41,665	158,299
Net income	12,403	(a)	11,567		10,940	14,596	49,506
Per share data:
Income per share:
Basic	$0.56	(a)	$0.53		$0.50	$0.66
Diluted	$0.55	(a)	$0.52		$0.49	$0.65
	2012
	Quarters ended
	March 31		June 30		September 30	December 31	Total
Net sales	$228,252		$214,180		$211,188	$208,779	$862,399
Gross profit	55,868	(b)	42,368	(c)	42,779	36,405	177,420
Net income	27,588	(b)	16,504	(c)	16,706	13,392	74,190
Per share data:
Income per share:
Basic	$1.27	(b)	$0.76	(c)	$0.77	$0.61
Diluted	$1.22	(b)	$0.73	(c)	$0.74	$0.60
(a) The first quarter of fiscal 2013 included a benefit to earnings, primarily for the settlement of the CNA Fresh Water Claims, decreasing cost of goods sold by $7.2 million and increasing net income by $5.4 million and out of period adjustments increasing cost of goods sold by $2.3 million and decreasing net income by $1.6 million.
(b) The first quarter of fiscal 2012 included benefits to earnings, primarily for the settlement with Rhodia on their liability for the charges to be paid the CNA for the Fresh Water Claims, decreasing cost of goods sold by $7.1 million and increasing net income by $7.2 million.
(c) The second quarter of fiscal 2012 included out of period adjustments increasing cost of goods sold by $2.4 million and decreasing net income by $1.6 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Principal Executive Officer and Principal Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2013.
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
As of December 31, 2013, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included in “Item 8. Financial Statements and Supplementary Data”.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to Directors and Corporate Governance is set forth under the captions “The Board of Directors and its Committees—Board Committees”, “The Board of Directors and its Committees—Audit Committee”, “Proposals—Election of Board Members”, “The Board of Directors and its Committees—Other Corporate Governance Matters”, “The Board of Directors and its Committees—Nominating and Corporate Governance Committee”, “Policy on Communications from Security Holders and Interested Parties” and “Section 16(a) Beneficial Ownership Compliance” in the registrant’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.
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
See the attached Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 27th day of February, 2014.

INNOPHOS HOLDINGS, INC.

By:	/S/ RANDOLPH GRESS
Randolph Gress
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ RANDOLPH GRESS	Chief Executive Officer and Director	February 27, 2014
Randolph Gress	(Principal Executive Officer)

/S/ MARK FEUERBACH	Vice President and Chief Financial Officer	February 27, 2014
Mark Feuerbach	(Principal Financial Officer)

/S/ CHARLES BRODHEIM	Vice President and Corporate Controller	February 27, 2014
Charles Brodheim	(Principal Accounting Officer)

/S/ GARY CAPPELINE	Director	February 27, 2014
Gary Cappeline

/S/ AMADO CAVAZOS	Director	February 27, 2014
Amado Cavazos

/S/ LINDA MYRICK	Director	February 27, 2014
Linda Myrick

/S/ KAREN OSAR	Director	February 27, 2014
Karen Osar

/S/ JOHN STEITZ	Director	February 27, 2014
John Steitz

EXHIBIT INDEX

Exhibit No.	Description
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
4.2
Credit Agreement dated August 27, 2010 by and among Registrant, Innophos Investments Holdings, Inc., and Innophos, Inc., as Borrowers, a group of Lenders, Wells Fargo Bank, National Association, as Administrative, and Bank of America, as Syndication Agent, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed August 31, 2010

4.3
Amended and Restated Credit Agreement, dated as of December 21, 2012, among Registrant, certain domestic subsidiaries as borrowers, certain domestic subsidiaries as guarantors, a group of Lenders, Wells Fargo Bank, National Association, as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed December 27, 2012

10.1
Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. and Innophos, Inc. (filed in redacted form per confidential treatment order) incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.2
Assignment, Assumption, and Consent to be effective May 1, 2009 concerning the Purchase and Sale Agreement of Anhydrous Ammonia, incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2011

10.3
Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.4
Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P. incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.5
Base Agreement dated as of September 1, 2003 by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.6
Purchase and Sale Agreement of Anhydrous Ammonia dated as of February 15, 2008 , by and between Pemex Petroquimica, and Innophos Fosfatados De Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order) incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. for the year ended December 31, 2008

10.7
Sulfur Supply Contract dated as of January 1, 2011 by and Between Pemex Gas Y Petroquimica Basica and Innophos Fosfatados de Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2011

10.8
Supply Agreement dated as of June 18, 1998 by and among Colgate Palmolive Company, Inmobiliaria Hills, S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.21 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed November 23, 2005

10.9
Operations Agreement made as of June 18, 1998 by and among Mission Hills, S.A. de C.V, Inmobiliaria Hills. S.A. de C.V., and Rhone-Poulenc de Mexico, S.A. de C.V. incorporated by reference to Exhibit 10.22 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed November 23, 2005

10.10
Form of Memorandum of Agreement dated January 30, 2009 by and between Innophos, Inc. and Colgate Palmolive incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. and Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 5, 2009

10.11
Form of Individual Employment Agreement for executive officers of Innophos Servicios de Mexico, S. de R.L. de C.V., incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

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
10.20
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

12.1	Statement re: Calculation of Ratio of Earnings to Fixed Charges, filed herewith
21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1, filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
31.1	Certification of Principal Executive Officer dated February 27, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
31.2	Certification of Principal Financial Officer dated February 27, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
32.1	Certification of Principal Executive Officer dated February 27, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
32.2	Certification of Principal Financial Officer dated February 27, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
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