Form 10-Q
period 2014-03-31
Innophos Holdings, Inc.
filed 2014-04-29
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2014, the registrant had 21,941,622 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$43,341	$32,755
Accounts receivable, net	107,076	88,434
Inventories	165,069	181,467
Other current assets	75,466	81,472
Total current assets	390,952	384,128
Property, plant and equipment, net	200,660	201,985
Goodwill	84,373	84,373
Intangibles and other assets, net	73,901	74,691
Total assets	$749,886	$745,177
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,001	$4,002
Accounts payable, trade and other	39,349	38,717
Other current liabilities	37,877	34,124
Total current liabilities	81,227	76,843
Long-term debt	151,007	159,007
Other long-term liabilities	47,591	45,908
Total liabilities	$279,825	$281,758
Commitments and contingencies (note 13)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,379,497 and 22,327,670; outstanding 21,941,622 and 21,893,137 shares	22	22
Paid-in capital	121,411	120,046
Common stock held in treasury, at cost (437,875 and 434,533 shares)	(19,788)	(19,599)
Retained earnings	369,911	364,515
Accumulated other comprehensive loss	(1,495)	(1,565)
Total stockholders' equity	470,061	463,419
Total liabilities and stockholders' equity	$749,886	$745,177

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended
	March 31, 2014	March 31, 2013
Net sales	$216,341	$214,441
Cost of goods sold	174,409	177,407
Gross profit	41,932	37,034
Operating expenses:
Selling, general and administrative	18,973	18,356
Research & development expenses	1,015	753
Total operating expenses	19,988	19,109
Operating income	21,944	17,925
Interest expense, net	705	1,152
Foreign exchange loss (gain)	1,001	(498)
Income before income taxes	20,238	17,271
Provision for income taxes	6,053	4,868
Net income	$14,185	12,403
Net income attributable to participating common shareholders	$14,155	$12,383
Per share data (note 2):
Income per participating share:
Basic	$0.65	$0.56
Diluted	$0.64	$0.55
Weighted average participating shares outstanding:
Basic	21,864,366	21,924,905
Diluted	22,235,994	22,326,418

Other comprehensive income, net of tax:
Change in interest rate swaps, (net of tax ($32) and $121)	$(52)	$196
Change in pension and post-retirement plans, (net of tax $39 and $85)	122	218
Other comprehensive income, net of tax	$70	$414
Comprehensive income	$14,255	$12,817

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net income	$14,185	$12,403
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	8,475	9,386
Amortization of deferred financing charges	132	147
Deferred income tax provision	—	1,791
Share-based compensation	1,158	718
Changes in assets and liabilities:
Increase in accounts receivable	(18,642)	(15,708)
Decrease in inventories	16,398	23,261
Decrease in other current assets	5,989	8,388
Increase in accounts payable	632	9,973
Increase (decrease) in other current liabilities	3,753	(11,058)
Changes in other long-term assets and liabilities	1,388	(3,745)
Net cash provided from operating activities	33,468	35,556
Cash flows used for investing activities:
Capital expenditures	(6,133)	(7,437)
Net cash used for investing activities	(6,133)	(7,437)
Cash flows used for financing activities:
Proceeds from exercise of options	99	—
Long-term debt borrowings	—	3,000
Long-term debt repayments	(8,001)	(25,000)
Excess tax benefits from exercise of stock options	108	968
Common stock repurchases	(189)	(70)
Dividends paid	(8,766)	(7,641)
Net cash used for financing activities	(16,749)	(28,743)
Net change in cash	10,586	(624)
Cash and cash equivalents at beginning of period	32,755	26,815
Cash and cash equivalents at end of period	$43,341	$26,191

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2012	21,831	$22	$346,866	$103,371	$(5,936)	$444,323
Net income			49,506			49,506
Other comprehensive income, (net of tax $(2,184))					4,371	4,371
Proceeds from stock award exercises and issuances	217	—		(759)		(759)
Share-based compensation				2,174		2,174
Excess tax benefits from exercise of stock options				2,849		2,849
Common stock repurchases	(150)			(7,118)		(7,118)
Restricted stock forfeitures	(5)			(70)		(70)
Dividends declared			(31,857)			(31,857)
Balance, December 31, 2013	21,893	$22	$364,515	$100,447	$(1,565)	$463,419
Net income			14,185			14,185
Other comprehensive income, (net of tax $7)					70	70
Proceeds from stock award exercises and issuances	52			99		99
Share-based compensation				1,158		1,158
Excess tax benefits from exercise of stock options				108		108
Restricted stock forfeitures	(3)			(189)		(189)
Dividends declared			(8,789)			(8,789)
Balance, March 31, 2014	21,942	$22	$369,911	$101,623	$(1,495)	$470,061

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos Holdings, Inc. and Subsidiaries, or Company, have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.) for interim financial reporting and do not include all disclosures required by generally accepted accounting principles in the U.S. for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2013 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year-end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
Certain prior year balances have been reclassified to conform to current year presentation.
Out of Period Adjustments
During the first quarter of fiscal 2013, we identified an adjustment necessary for a long-term supply contract. We corrected this item during the first quarter of fiscal 2013, which had the effect of increasing cost of goods sold by $2.3 million, and decreasing net income by $1.6 million for the three month period ended March 31, 2013. This prior period adjustment is not material to the financial results of the previously issued annual or interim financial statements.
Recently Issued Accounting Standards
Adopted
None.
Issued but not yet adopted
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$14,185	$12,403
Less: earnings attributable to unvested shares	(30)	(20)
Net income available to participating common shareholders	$14,155	$12,383
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	21,864,366	21,924,905
Dilutive effect of stock equivalents	371,628	401,513
Diluted number of weighted average participating common shares outstanding	22,235,994	22,326,418
Earnings per participating common share:
Earnings per participating common share—Basic	$0.65	$0.56
Earnings per participating common share—Diluted	$0.64	$0.55

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	387,735	414,278

3. Dividends
The following is the dividend activity for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
	March 31
	2014	2013
Dividends declared – per share	$0.40	$0.35
Dividends declared – aggregate	8,766	7,641
Dividends paid – per share	0.40	0.35
Dividends paid – aggregate	8,766	7,641

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

Restricted Stock
On March 28, 2014 there were a total of 26,574 restricted shares granted to certain employees with a fair value of $1.5 million. These awards are classified as equity awards and vest annually over three years. The related compensation expense is based on the date of grant share price of $55.49. The compensation expense is amortized on a straight-line basis over the requisite vesting period and accelerated for those employees that are retirement eligible during the vesting period.
Stock Options
On March 28, 2014 the Company granted 76,720 non-qualified stock options at an exercise price of $55.49 per share to certain employees with a fair value of $1.5 million. The non-qualified stock options vest annually over three years with a March 28, 2024 expiration date.
The fair value of the options granted during 2014 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options
Expected volatility	50.1%
Dividend yield	3.2%
Risk-free interest rate	2.0%
Expected term (years)	6
Weighted average grant date fair value of stock options	$20.15
For the 2014 grants the Company had chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.
Performance Share Awards
On March 28, 2014, the Company granted 44,321 performance shares to certain employees with a fair value of $2.5 million. The performance shares vest at the end of the three year performance cycle and the number of shares distributable depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	March 31, 2014	March 31, 2013
Stock options	$570	$426
Restricted stock	296	96
Performance shares	292	196
Total share-based compensation expense	$1,158	$718

5. Inventories
Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$54,158	$60,157
Finished products	97,051	108,334
Spare parts	13,860	12,976
	$165,069	$181,467

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of March 31, 2014 and December 31, 2013 were $13,087 and $13,857, respectively.

6. Other Current Assets
Other current assets consist of the following:

	March 31, 2014	December 31, 2013
Creditable taxes (value added taxes)	$21,669	$24,257
Vendor inventory deposits (prepaid)	11,697	14,820
Prepaid income taxes	14,654	12,269
Deferred income taxes	21,572	21,589
Other	5,874	8,537
	$75,466	$81,472

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2014	December 31, 2013
Developed technology and application patents, net of accumulated amortization of $19,740 for 2014 and $19,015 for 2013	7-20	$25,092	$25,817
Customer relationships, net of accumulated amortization of $10,985 for 2014 and $10,295 for 2013	5-15	27,827	28,517
Tradenames and license agreements, net of accumulated amortization of $6,543 for 2014 and $6,198 for 2013	5-20	11,118	11,463
Non-compete agreements, net of accumulated amortization of $836 for 2014 and $796 for 2013	3-10	497	537
Total intangibles		$64,534	$66,334
Deferred financing costs, net of accumulated amortization of $1,784 for 2014 and $1,652 for 2013 (see note 9)		$1,876	$2,008
Other assets		7,491	6,349
Total other assets		$9,367	$8,357
		$73,901	$74,691

8. Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2014	December 31, 2013
Payroll related	$9,216	$8,680
Taxes other than income taxes	5,734	5,610
Benefits and pensions	5,417	7,240
Freight and rebates	4,552	3,960
Income taxes	7,730	3,879
Other	5,228	4,755
	$37,877	$34,124

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	March 31, 2014	December 31, 2013
Term loan due 2017	$95,000	$96,000
Revolver borrowings under the credit facility	60,000	67,000
Capital leases	8	9
Total borrowings	$155,008	$163,009
Less current portion	4,001	4,002
Long-term debt	$151,007	$159,007

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Repayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013.
As of March 31, 2014, $95.0 million was outstanding under the Term Loan and $60.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate (determined using level

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

2 inputs within the fair value hierarchy) with total availability at $162.7 million, taking into account $2.3 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.4%.
Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $1.1 million as of March 31, 2014.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the three months ended March 31, 2014 and March 31, 2013 was $1,143 and $923.
As of March 31, 2014, the Company was in full compliance with all debt covenant requirements.

Interest expense, net consists of the following:

	Three months ended
	March 31, 2014	March 31, 2013
Interest expense	$585	1,078
Deferred financing cost	132	147
Interest income	(5)	(11)
Less: amount capitalized for capital projects	(7)	(62)
Total interest expense, net	$705	$1,152

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	March 31, 2014	December 31, 2013
Deferred income taxes	$31,987	$32,110
Pension and post retirement liabilities	11,267	11,175
Environmental liabilities	1,100	1,100
Other liabilities	3,237	1,523
	$47,591	$45,908

11. Income Taxes
The effective income tax rate on income before taxes was approximately 30% for the three months ended March 31, 2014 compared to approximately 28% for the comparable period in 2013. The variance in the effective tax rate is primarily due to increased taxable income in higher tax rate jurisdictions. Uncertain income tax position benefits which decreased the effective tax rate by 2% over the prior year, state research and development credits which decreased the effective tax rate by 1% are offset by Mexican CNA Water Tax Claims being recorded as discrete items for income tax provision purposes which decreased the prior year effective tax rate by 3%.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2006 through 2010. In addition, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2006, 2007, and 2008 by the Canadian tax authorities. In April 2012, the Company filed a response to the Canadian tax authorities for the above tax matter disputing the full assessment and a follow up response on October 15, 2013. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. The Company recognized in the consolidated statement of income approximately $0.5 million of benefit as a result of settlements with income tax authorities offset by revisions for existing uncertain income tax positions for the three months ended March 31, 2014. The company has also recognized a benefit of approximately $0.2 million for interest and penalties in the consolidated statement of income for the three months ended March 31, 2014. It is reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits, however as of March 31, 2014, the Company estimates the liability for unrecognized tax benefits will not change during the next twelve months. Other than the items mentioned above, as of March 31, 2014, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $3,117 and $6,482 for the three months ended March 31, 2014 and March 31, 2013, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of March 31, 2014.
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
In the course of discussions with the Government Parties, the DOJ/EPA has required that we undertake, as an interim measure, the construction of a new filter unit to replace the closed system and allow the removal and separate handling of the Filter Material. We built that unit, which is now in operation.
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
In July 2013, Innophos, Inc. was assessed approximately $1.2 million of sales/use taxes by the State of Louisiana and Ascension Parish. This tax assessment covers certain raw materials used in the production of Phosphoric Acid. The Company is contesting both tax assessments. This assessment covers periods 2004 to 2010 for the Parish and 2007 to 2010 for the State. We have concluded that the contingent liability arising from this matter is neither remote nor probable, but reasonably possible.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$78	$78	$—	$91	$91
Interest cost	30	44	74	27	41	68
Expected return on assets	(30)	—	(30)	(28)	—	(28)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(10)	(10)	14	—	14
Net periodic cost	$—	$112	$112	$13	$132	$145

In April 2014, Innophos contributed approximately $0.2 million to its U.S. defined benefit pension plan to satisfy the full year 2014 minimum contribution requirements.
Innophos made its entire cash contribution of $2.9 million for the U.S. defined contribution plan during the first quarter of 2014 for the plan year 2013.

Net periodic benefit expense for the Canadian plans:

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$79	$17	$96	$89	$20	$109
Interest cost	142	22	164	142	21	163
Expected return on assets	(232)	—	(232)	(230)	—	(230)
Amortization of
actuarial loss (gain)	25	3	28	81	9	90
prior service cost	24	—	24	26	—	26
net transition obligation	—	7	7	—	7	7
Exchange rate changes	219	(47)	172	110	(26)	84
Net periodic cost	$257	$2	$259	$218	$31	$249
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of $0.2 million during the three months ended March 31, 2014. Innophos Canada, Inc. plans to make additional cash contributions to its Canadian defined benefit plan of approximately $0.6 million during the remainder of 2014.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated Other Comprehensive Income by Component:

	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2013	$(2,287)	$722	$(1,565)
Other comprehensive income (loss) before reclassifications	122	(52)	70
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	122	(52)	70
Balance at March 31, 2014	$(2,165)	$670	$(1,495)

	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2012	$(5,313)	$(623)	$(5,936)
Other comprehensive income before reclassifications	218	196	414
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	218	196	414
Balance at March 31, 2013	$(5,095)	$(427)	$(5,522)

15. Segment Reporting
The company discloses certain financial and supplementary information about its reportable segments, revenue by products and revenues by geographic area. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, in order to decide how to allocate resources and assess performance. The primary performance indicators for the chief operating decision maker are sales and operating income, with sales presented on a ship-from basis. All references to sales in this Form 10-Q, either on a ship-from or ship-to basis, are on the same basis of revenue recognition and are recognized when title and risk of loss passes to the customer, which occurs either upon shipment or delivery, depending upon the agreed sales terms with customers.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended March 31, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$151,010	$44,489	$20,842	$—	$216,341
Intersegment sales	753	12,619	1	(13,373)	—
Total sales	$151,763	$57,108	$20,843	$(13,373)	$216,341
Operating income	$20,213	$5,861	$(4,130)	$—	$21,944
Depreciation and amortization expense	$5,319	$2,769	$387	$—	$8,475

For the three months ended March 31, 2013	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$150,991	$38,916	$24,534	$—	$214,441
Intersegment sales	523	12,263	111	(12,897)	—
Total sales	$151,514	$51,179	$24,645	$(12,897)	$214,441
Operating income (a)	$10,792	$656	$6,477	$—	$17,925
Depreciation and amortization expense	$7,107	$1,758	$521	$—	$9,386

(a)	The three months ended March 31, 2013 includes a $7.2 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

16. Acquisitions
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
The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available related to various contingent liabilities. No provisional amounts have been provided for these contingent liabilities. No measurement period adjustments have been recognized in the three month period ended March 31, 2014.

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

Recent Trends and Outlook

Specialty Phosphates volume was up 4% in the first quarter 2014 compared to the prior year due to an 18% increase in Mexico volumes resulting from improved operations. US/Canada actual tons shipped increased by 2% year-over-year despite adverse weather conditions in January and February 2014; however, unfavorable mix led to a flat volume and mix comparison. Export sales overall were up 6% year-over-year with a good recovery recorded in Latin America. At this point, we are confident in our previously announced full year 2014 target of 3-5% volume growth for Specialty Phosphates.
Specialty Phosphates operating income margins were 13% for the first quarter 2014, in line with expectations. As previously disclosed, our first quarter results were affected by higher cost PPA inventory and phosphate rock consumption variances from our MGA supplier that came out of inventory. As expected, MGA purchase prices returned to normalized levels in the first quarter 2014. At this time, we are also confident in our full year 2014 target of 14-15% operating income margins for Specialty Phosphates.
Fertilizer market prices increased 25-30% in the first six weeks of 2014, but then stabilized for the remainder of the quarter. Raw material prices have therefore rebounded as well in the first quarter 2014, with market sulfur prices increasing by nearly 50%, putting them somewhere between second and third quarter 2013 levels, and market phosphate rock prices recently reported up about 15% from fourth quarter 2013 levels. Sulfur market prices are expected to increase another 20% in the second quarter 2014 and rock prices are expected to increase moderately. Innophos has already announced selling price increases to offset the effects of these rising raw material costs.
GTSP & Other recorded a $4 million operating loss for the first quarter 2014, which was $1 million worse than our estimated $2-3 million operating loss. Demand was softer and selling prices weaker than expected for the second half of the quarter. We still expect to achieve break-even operating income in this minor segment for the second quarter 2014 based on current market selling and raw material price indications.
Net debt (total long-term debt (including any current portion) less cash and cash equivalents) decreased sequentially by $18 million in the first quarter 2014 to $112 million on stable earnings and working capital reductions.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Amount	%	Amount	%
Net sales	$216.3	100.0	$214.4	100.0
Cost of goods sold	174.4	80.6	177.4	82.7
Gross profit	41.9	19.4	37.0	17.3
Operating expenses:
Selling, general and administrative	19.0	8.8	18.4	8.6
Research & development	1.0	0.5	0.7	0.3
Income from operations	21.9	10.1	17.9	8.3
Interest expense, net	0.7	0.3	1.1	0.5
Foreign exchange losses (gains), net	1.0	0.5	(0.5)	(0.2)
Provision for income taxes	6.0	2.8	4.9	2.3
Net income	$14.2	6.6	$12.4	5.8

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2014 were $216.3 million, an increase of $1.9 million, or 0.9%, as compared to $214.4 million for the same period in 2013. Specialty Phosphates sales were up 2.9% or $5.6 million with selling price down 1.0% or $2.0 million and volume up 3.9% or $7.6 million. Prices were down mainly due to declines in Food & Technical Grade PPA and a price reset on a long-term contract in Mexico. The increase in volume was mainly due to improvements in Mexico operations while volumes in the US & Canada were flat with the prior year due to severe weather conditions in January and February that affected demand and limited trucking availability, particularly in the mid-west. GTSP & Other sales were down 15.0% or $3.7 million with prices lower by 19.9% or $4.9 million and volumes higher by 4.9% or $1.2 million.
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
The following table illustrates for the three months ended March 31, 2014 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(0.2)%	0.2%	—%
Specialty Phosphates Mexico	(4.2)%	18.5%	14.3%
Total Specialty Phosphates	(1.0)%	3.9%	2.9%
GTSP & Other	(19.9)%	4.9%	(15.0)%
Total	(3.2)%	4.1%	0.9%

The following table illustrates for the three months ended March 31, 2014 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	—%	3.3%	3.3%
Food & Technical Grade PPA	(4.9)%	4.1%	(0.8)%
STPP & Detergent Grade PPA	(1.2)%	9.7%	8.5%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2014 was $41.9 million, an increase of $4.9 million, or 13.2%, as compared to $37.0 million for the same period in 2013. Gross profit percentage increased to 19.4% for the three months ended March 31, 2014 versus 17.3% for the same period in 2013. Gross profit in 2014 was favorably affected by $8.4 million of lower raw material costs, primarily related to phosphate rock and sulfur due to lower fertilizer market price conditions, $1.0 million lower manufacturing costs including changes in inventories, $1.0 million lower depreciation, and $0.7 million favorable exchange rate from Mexican peso and Canadian dollar based costs. These favorable effects were partially offset by $6.9 million lower selling prices, primarily in Purified Phosphoric Acid and GTSP & Other, and $1.2 million unfavorable sales volume effects due primarily to unfavorable mix. Included in 2013 was $9.1 million of elevated cost of goods sold, of which $3.7 million related to Mexico manufacturing issues, $2.3 million related to an out of period adjustment related to a long term supply agreement, $1.3 million related to revisions of inventory accounting estimates, $1.1 million related to demurrage on raw material purchases and $0.7 million related to acquisition accounting expenses. Also included in 2013 was a benefit of $7.2 million from progress made in reducing amounts required for settlement of historical water duty claims by the Mexican authorities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended March 31, 2014 were $20.0 million, an increase of $0.9 million, or 4.7%, as compared to $19.1 million for the same period in 2013.
Operating Income
Operating income for the three months ended March 31, 2014 was $21.9 million, an increase of $4.0 million, or 22.3%, as compared to $17.9 million for the same period in 2013. Operating income as a percentage of net sales increased to 10.1% versus 8.3% for the same period in 2013, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2014 was $0.7 million, a decrease of $0.4 million or 36.4% as compared to $1.1 million for the same period in 2013. The $0.4 million decrease was mainly due to a $0.5 million interest benefit for income tax audits in the US.
Foreign Exchange
Foreign exchange for the three months ended March 31, 2014 was a loss of $1.0 million as compared to a gain of $0.5 million for the same period in 2013. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 30% for the three months ended March 31, 2014 compared to 28% for the same period in 2013. The variance in the effective tax rate is primarily due to increased taxable income in higher tax rate jurisdictions. Uncertain income tax position benefits and state R&D credits recorded as discrete items in the current quarter decreased the effective tax rate by 3% which offset the prior year Mexican CNA Water Tax Claims recorded as a discrete item for income tax provision purposes which decreased the prior year effective tax rate by 3%.

Net Income
Net income for the three months ended March 31, 2014 was $14.2 million, an increase of $1.8 million as compared to $12.4 million for the same period in 2013, due to the factors described above.

Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA and STPP & Detergent Grade PPA. Kelatron, AMT, CMI and Triarco are included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment:

	Three Months Ended
	March 31, 2014	March 31, 2013	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$151,010	$150,991	—%
Specialty Phosphates Mexico	44,489	38,916	14.3%
Total Specialty Phosphates	195,499	189,907	2.9%
GTSP & Other	20,842	24,534	(15.0)%
Total	$216,341	$214,441	0.9%

Segment Operating Income
Specialty Phosphates US & Canada	$20,213	$10,792
Specialty Phosphates Mexico	5,861	656
Total Specialty Phosphates	26,074	11,448
GTSP & Other (a)	(4,130)	6,477
Total	$21,944	$17,925

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	13.4%	7.1%
Specialty Phosphates Mexico	13.2%	1.7%
Total Specialty Phosphates	13.3%	6.0%
GTSP & Other (a)	(19.8)%	26.4%
Total	10.1%	8.4%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$5,319	$7,107
Specialty Phosphates Mexico	2,769	1,758
Total Specialty Phosphates	$8,088	8,865
GTSP & Other	387	521
Total	$8,475	$9,386

(a)	The three months ended March 31, 2013 includes a $7.2 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

Three months ended March 31, 2014 compared to the three months ended March 31, 2013
Segment Net Sales:
Specialty Phosphates US & Canada net sales were basically unchanged for the three months ended March 31, 2014 when compared with the same period in 2013. Volumes increased 0.2%, while average selling prices decreased by 0.2%. Volumes were flat with the prior year due to harsh weather conditions in January and February that affected demand and limited trucking availability, particularly in the mid-west.
Specialty Phosphates Mexico net sales increased 14.3% for the three months ended March 31, 2014 when compared with the same period in 2013. Volumes increased 18.5% as a result of improved operations while selling prices decreased 4.2% mainly due to declines in Food & Technical Grade PPA and a price reset on a long-term Specialty Ingredients contract.
GTSP & Other net sales decreased 15.0% for the three months ended March 31, 2014 when compared with the same period in 2013. Volumes increased 4.9% while selling prices decreased 19.9%. Fertilizer market prices increased 25-30% in the first half of the quarter from mid-December 2013 lows, but then stabilized for the remainder of the quarter and remained well below year ago levels.
Segment Operating Income Percentage of Net Sales:
The 630 basis point increase in Specialty Phosphates US & Canada for the three months ended March 31, 2014 compared with the same period in 2013 is due to decreased raw material costs which increased margins 460 basis points and lower depreciation which increased margins by 120 basis points. This was partially offset by lower sales volumes from unfavorable sales mix which reduced margins by 240 basis points, higher manufacturing and operating costs which decreased margins by 60 basis points, and lower average selling prices which decreased margins by 10 basis points. Included in 2013 were elevated cost of goods sold for revisions of inventory accounting estimates, an out of period adjustment related to a long term supply agreement, demurrage on raw material purchases and acquisition accounting expenses all of which have a favorable impact on margins in 2014 of 360 basis points when compared to the prior year period.
The 1,150 point increase in Specialty Phosphates Mexico for the three months ended March 31, 2014 compared with the same period in 2013 is due to lower manufacturing cost, including a favorable exchange effect, which increased margins by 670 basis points, increased sales volume which increased margins by 280 basis points, and lower raw material costs which increased margins by 190 basis points. This was partially offset by lower average selling prices which decreased margins by 450 basis points and higher depreciation which decreased margins by 260 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures which had a total favorable impact on margins in 2014 of 720 basis points when compared to the prior year period.
The 4,620 basis point decrease in GTSP & Other for the three months ended March 31, 2014 compared with the same period in 2013 is due to lower selling prices which decreased margins 1,840 basis points, higher manufacturing costs which lowered margins 410 basis points, and lower sales volumes which decreased margins by 190 basis points. This was partially offset by lower raw material cost which increased margins by 290 basis points and lower depreciation and operating expenses which increased margins by 90 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures which had a total favorable impact on margins in 2014 of 370 basis points when compared to the prior year period. Also included in 2013 was a benefit of $7.2 million due to progress made in reducing the amount required to be paid to settle historical water duty claims by the Mexican authorities which had an unfavorable impact on margins in 2014 of 2,930 basis points when compared to the prior year period.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Nine months ended
	March 31, 2014	March 31, 2013
Operating Activities	$33.5	$35.6
Investing Activities	(6.1)	(7.4)
Financing Activities	(16.7)	(28.7)

Three months ended March 31, 2014 compared to three months ended March 31, 2013
Net cash provided by operating activities was $33.5 million for the three months ended March 31, 2014 as compared to $35.6 million for 2013, a decrease of $2.1 million. The decrease in operating activities cash resulted from unfavorable changes of $6.7 million in working capital and $2.3 million in other long term assets and liabilities partially offset by favorable changes of $5.1 million in non-cash adjustments to income and $1.8 million in net income as described earlier.
The unfavorable change in working capital is derived from it being a source of cash of $8.1 million in 2014 compared to a source in 2013 of $14.8 million, a decrease in cash of $6.7 million, or 2.5% of total working capital. Favorable changes in other current liabilities of $14.8 million, of which $6.3 million related to a 2013 reduction in the CNA water claim payable, were more than offset by unfavorable changes in all other working capital items. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $0.2 million, $1.3 million, $1.0 million, $1.6 million, and $15.3 million as of March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013 respectively, increased 600 basis points over the last four quarters' average. The increase in the accounts receivable is attributable to higher sales levels in the second half of the three months ended March 31, 2014 compared to the sales levels for the second half of the three months ended December 31, 2013. The Company's days sales outstanding for accounts receivable slightly improved for the three months ended March 31, 2014 versus the three months ended December 31, 2013 and the amounts past-due for accounts receivable remain within historical levels.
Net cash used for investing activities was $6.1 million for the three months ended March 31, 2014, compared to $7.4 million for 2013, a decrease in spending of $1.3 million. The change is mainly due to $1.6 million lower capital spending at our Coatzacoalcos, Mexico manufacturing facility as we were making substantial investments in 2013 to improve the capability and reliability of that operation after suffering from premature equipment failures.
Management projects total capital expenditures to be in the $35-$40 million range for 2014, about $10 million below previous expectations, due solely to changes in the phasing of certain projects. The maintenance portion of these capital expenditures is expected to be near the high end of the typical $20-$25 million range in 2014. Investment continues to be focused on capacity enhancements for US, Canada and Mexico Specialty Ingredients facilities and further improvements of Mexico's reliability, efficiency and capability to process multiple grades of phosphate rock, consistent with the Company's supply chain diversification strategy, and to manufacture a more diverse mix of products.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over the next three to four years. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals were successfully attained. Combined 2010 through 2013 expenditures on the exploration of the Baja California Sur concession deposits were approximately $3.8 million. Spending in 2014 could be 2-3 times the previous annual trend rate to accelerate evaluations of the Santo Domingo concession. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the three months ended March 31, 2014, was a use of $16.7 million, compared to a use of $28.7 million in 2013, a decrease in the use of cash of $12.0 million. This was mainly due to $17.0 million lower loan repayments partially offset by $3.0 million decreased loan borrowings, $1.1 million higher dividend payments, and $0.9 million lower excess tax benefits from exercise of stock options.
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
On March 31, 2014, the Company had cash and cash equivalents outside the United States of $35.0 million, or 81% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States income taxes to repatriate these funds.
The Company's available financial resources allow for the continuation of dividend payments, pursuit of several “bolt-on” acquisition projects and further geographic expansion initiatives. We further believe that on-hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all of these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.
The company has paid a dividend of $8.8 million in the quarter ending March 31, 2014, an increase of $1.2 million over the prior year period.

Critical Accounting Estimates and Policies
There have been no material changes from the critical accounting estimates previously disclosed in our 2013 Annual Report on Form 10-K.

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
At March 31, 2014, we had $95 million principal amount of variable-rate debt and a $225.0 million revolving credit facility, of which $60.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $162.7 million, taking into account $2.3 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $1.1 million (determined using level 2 inputs within the fair value hierarchy) as of March 31, 2014.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $55.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.6 million per year.
We currently do not have any, but from time to time, we may enter into longer term natural gas supply contracts in an effort to eliminate some of the volatility in our energy costs. Our natural gas spending for 2014 is estimated to be less than 3% of cost of goods sold.
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
As of March 31, 2014 the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated April 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated April 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated April 29, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated April 29, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	4/29/2014

INNOPHOS HOLDINGS, INC.

/s/ Robert Harrer
By:	Robert Harrer
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	4/29/2014

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated April 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated April 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated April 29, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated April 29, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002