Form 10-Q
period 2014-06-30
Innophos Holdings, Inc.
filed 2014-07-30
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the registrant had 21,843,311 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$38,468	$32,755
Accounts receivable, net	107,713	88,434
Inventories	164,298	181,467
Other current assets	69,380	81,961
Total current assets	379,859	384,617
Property, plant and equipment, net	201,690	201,985
Goodwill	84,373	84,373
Intangibles and other assets, net	71,669	74,691
Total assets	$737,591	$745,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,004	$4,002
Accounts payable, trade and other	37,800	38,717
Other current liabilities	37,146	34,613
Total current liabilities	78,950	77,332
Long-term debt	135,004	159,007
Other long-term liabilities	47,454	45,908
Total liabilities	$261,408	$282,247
Commitments and contingencies (note 13)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,393,464 and 22,327,670; outstanding 21,843,311 and 21,893,137 shares	22	22
Paid-in capital	122,334	120,046
Common stock held in treasury, at cost (550,153 and 434,533 shares)	(25,980)	(19,599)
Retained earnings	381,736	364,515
Accumulated other comprehensive loss	(1,929)	(1,565)
Total stockholders' equity	476,183	463,419
Total liabilities and stockholders' equity	$737,591	$745,666

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net sales	$219,542	$213,176	$435,883	$427,617
Cost of goods sold	166,969	172,281	341,378	349,688
Gross profit	52,573	40,895	94,505	77,929
Operating expenses:
Selling, general and administrative	19,683	17,939	38,656	36,295
Research & development expenses	1,081	826	2,096	1,579
Total operating expenses	20,764	18,765	40,752	37,874
Operating income	31,809	22,130	53,753	40,055
Interest expense, net	1,128	1,594	1,833	2,746
Foreign exchange (gain) loss	(1,042)	2,915	(41)	2,417
Income before income taxes	31,723	17,621	51,961	34,892
Provision for income taxes	11,095	6,054	17,148	10,922
Net income	$20,628	11,567	$34,813	23,970
Net income attributable to participating common shareholders	$20,585	$11,549	$34,740	$23,932
Per share data (note 2):
Income per participating share:
Basic	$0.94	$0.53	$1.59	$1.09
Diluted	$0.93	$0.52	$1.56	$1.07
Weighted average participating shares outstanding:
Basic	21,876,265	21,925,207	21,870,343	21,925,057
Diluted	22,251,416	22,320,172	22,243,764	22,322,561

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax ($236), $792, ($268) and $913)	$(384)	$1,293	(436)	1,489
Change in pension and post-retirement plans, (net of tax ($19), 169, $20 and $254)	(50)	138	72	356
Other comprehensive (loss) income, net of tax	$(434)	$1,431	(364)	1,845
Comprehensive income	$20,194	$12,998	$34,449	25,815

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income	$34,813	$23,970
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	17,399	18,851
Amortization of deferred financing charges	263	288
Deferred income tax provision	(71)	1,331
Share-based compensation	1,975	1,751
Changes in assets and liabilities:
Increase in accounts receivable	(19,279)	(7,512)
Decrease in inventories	17,169	9,278
Decrease in other current assets	12,146	10,451
(Decrease) increase in accounts payable	(917)	3,745
Increase (decrease) in other current liabilities	2,533	(15,281)
Changes in other long-term assets and liabilities	2,019	(3,143)
Net cash provided from operating activities	68,050	43,729
Cash flows used for investing activities:
Capital expenditures	(14,722)	(15,879)
Net cash used for investing activities	(14,722)	(15,879)
Cash flows used for financing activities:
Proceeds from exercise of options	159	75
Long-term debt borrowings	—	28,000
Long-term debt repayments	(24,001)	(36,000)
Excess tax benefits from exercise of stock options	154	1,041
Common stock repurchases and restricted stock forfeitures	(6,381)	(70)
Dividends paid	(17,546)	(15,326)
Net cash used for financing activities	(47,615)	(22,280)
Net change in cash	5,713	5,570
Cash and cash equivalents at beginning of period	32,755	26,815
Cash and cash equivalents at end of period	$38,468	$32,385

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2012	21,831	$22	$346,866	$103,371	$(5,936)	$444,323
Net income			49,506			49,506
Other comprehensive income, (net of tax $2,184)					4,371	4,371
Proceeds from stock award exercises and issuances	217	—		(759)		(759)
Share-based compensation				2,174		2,174
Excess tax benefits from exercise of stock options				2,849		2,849
Common stock repurchases	(150)			(7,118)		(7,118)
Restricted stock forfeitures	(5)			(70)		(70)
Dividends declared			(31,857)			(31,857)
Balance, December 31, 2013	21,893	$22	$364,515	$100,447	$(1,565)	$463,419
Net income			34,813			34,813
Other comprehensive loss, (net of tax ($248))					(364)	(364)
Proceeds from stock award exercises and issuances	66			159		159
Share-based compensation				1,975		1,975
Common stock repurchases	(112)			(6,178)		(6,178)
Excess tax benefits from exercise of stock options				154		154
Restricted stock forfeitures	(4)			(203)		(203)
Dividends declared			(17,592)			(17,592)
Balance, June 30, 2014	21,843	$22	$381,736	$96,354	$(1,929)	$476,183

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
Out of Period Adjustments
During the first quarter of fiscal 2013, we identified an adjustment necessary for a long-term supply contract. We corrected this item during the first quarter of fiscal 2013, which had the effect of increasing cost of goods sold by $2.3 million, and decreasing net income by $1.6 million for the six month period ended June 30, 2013. This prior period adjustment was not material to the financial results of the previously issued annual or interim financial statements.
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
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$20,628	$11,567	$34,813	$23,970
Less: earnings attributable to unvested shares	(43)	(18)	(73)	(38)
Net income available to participating common shareholders	$20,585	$11,549	$34,740	$23,932
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	21,876,265	21,925,207	21,870,343	21,925,057
Dilutive effect of stock equivalents	375,151	394,965	373,421	397,504
Diluted number of weighted average participating common shares outstanding	22,251,416	22,320,172	22,243,764	22,322,561
Earnings per participating common share:
Earnings per participating common share—Basic	$0.94	$0.53	$1.59	$1.09
Earnings per participating common share—Diluted	$0.93	$0.52	$1.56	$1.07

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	383,971	411,832	385,701	409,293

3. Dividends
The following is the dividend activity for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Dividends declared – per share	$0.40	$0.35	$0.80	$0.70
Dividends declared – aggregate	8,780	7,685	17,546	15,326
Dividends paid – per share	0.40	0.35	0.80	0.70
Dividends paid – aggregate	8,780	7,685	17,546	15,326

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

We are a holding company that does not conduct any business operations of our own. As a result, we are dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investments Holdings, Inc., its parent, to make dividend payments on our Common Stock. The Company's Board of Directors declared an increase to its quarterly dividend to $0.48 per share to be paid in the third quarter of 2014.

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
Stock Grants
In May 2014 the five external members of the Board of Directors were granted a combined total of 5,145 shares of the Company's common stock with an aggregated fair value of approximately $0.3 million which immediately vested as part of their director fees.
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock options	$245	$273	$815	$699
Restricted stock	261	252	557	348
Performance shares	41	208	333	404
Stock grants	270	300	270	300
Total share-based compensation expense	$817	$1,033	$1,975	$1,751
During 2011 the Board of Directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management's discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. During the second quarter of 2014, the Company repurchased 112,002 shares of its common stock on the open market at an average price of 55.16 per share or $6.2 million.

5. Inventories
Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$55,369	$60,157
Finished products	95,071	108,334
Spare parts	13,858	12,976
	$164,298	$181,467

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of June 30, 2014 and December 31, 2013 were $12,372 and $13,857, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Other Current Assets
Other current assets consist of the following:

	June 30, 2014	December 31, 2013
Creditable taxes (value added taxes)	$21,566	$24,257
Vendor inventory deposits (prepaid)	8,411	14,820
Prepaid income taxes	15,395	12,269
Deferred income taxes	21,643	22,078
Other	2,365	8,537
	$69,380	$81,961

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2014	December 31, 2013
Developed technology and application patents, net of accumulated amortization of $20,466 for 2014 and $19,015 for 2013	7-20	$24,366	$25,817
Customer relationships, net of accumulated amortization of $11,674 for 2014 and $10,295 for 2013	5-15	27,138	28,517
Tradenames and license agreements, net of accumulated amortization of $6,888 for 2014 and $6,198 for 2013	5-20	10,773	11,463
Non-compete agreements, net of accumulated amortization of $875 for 2014 and $796 for 2013	3-10	458	537
Total intangibles		$62,735	$66,334
Deferred financing costs, net of accumulated amortization of $1,915 for 2014 and $1,652 for 2013 (see note 9)		$1,745	$2,008
Other assets		7,189	6,349
Total other assets		$8,934	$8,357
		$71,669	$74,691

8. Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2014	December 31, 2013
Payroll related	$11,125	$8,680
Taxes other than income taxes	6,564	5,610
Benefits and pensions	5,370	7,240
Freight and rebates	3,758	3,960
Income taxes	4,509	4,368
Other	5,820	4,755
	$37,146	$34,613

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	June 30, 2014	December 31, 2013
Term loan due 2017	$94,000	$96,000
Revolver borrowings under the credit facility	45,000	67,000
Capital leases	8	9
Total borrowings	$139,008	$163,009
Less current portion	4,004	4,002
Long-term debt	$135,004	$159,007

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Repayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013.
As of June 30, 2014, $94.0 million was outstanding under the Term Loan and $45.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate (determined using level 2 inputs within the fair value hierarchy) with total availability at $177.7 million, taking into account $2.3 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.4%.
Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $0.5 million as of June 30, 2014.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the six months ended June 30, 2014 and June 30, 2013 was $2,160 and $2,394, respectively.
As of June 30, 2014, the Company was in full compliance with all debt covenant requirements.

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest expense	$1,022	1,538	$1,607	2,616
Deferred financing cost	131	141	263	288
Interest income	(9)	(10)	(14)	(21)
Less: amount capitalized for capital projects	(16)	(75)	(23)	(137)
Total interest expense, net	$1,128	$1,594	$1,833	$2,746

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	June 30, 2014	December 31, 2013
Deferred income taxes	$31,214	$32,110
Pension and post retirement liabilities	10,936	11,175
Environmental liabilities	1,100	1,100
Other liabilities	4,204	1,523
	$47,454	$45,908

11. Income Taxes
The effective income tax rate on income before taxes was approximately 33% for the six months ended June 30, 2014 compared to approximately 31% for the comparable period in 2013. The variance in the effective tax rate is primarily due to increased taxable income in higher tax rate jurisdictions, civil penalties related to the Geismar facility which increased the effective tax rate by 1%, uncertain income tax position benefits which decreased the effective tax rate by 2% and state research and development credits which decreased the effective tax rate by 1%. These items were offset by Mexican CNA Water Tax Claims and other international benefits being recorded as discrete items for income tax provision purposes which decreased the prior year effective tax rate by 3%.

Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2007 through 2010. In addition, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2007 and 2008 by the Canadian tax authorities. The Company is contesting the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. The Company recognized in the consolidated statement of income approximately $0.5 million of benefit as a result of settlements with income tax authorities offset by revisions for existing uncertain income tax positions for the six months ended June 30, 2014. The company has also recognized a benefit of approximately $0.2 million for interest and penalties in the consolidated statement of income for the six months ended June 30, 2014. It is reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits, however as of June 30, 2014, the Company estimates the liability for unrecognized tax benefits will not change during the next twelve months. Other than the items mentioned above, as of June 30, 2014, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $18,010 and $17,769 for the six months ended June 30, 2014 and June 30, 2013, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of June 30, 2014.
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
In the course of discussions with the Government Parties, the DOJ/EPA has required that we undertake, as an interim measure, the construction of a new filter unit to replace the closed system and allow the removal and separate handling of the Filter Material. We built that unit, which has been operating since 2012.
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
Although we cannot give assurances as to the future course or ultimate outcome of ongoing negotiations, including whether litigation may ultimately ensue, we believe, based on our appreciation of the current state of the proceedings, that deep well injection is likely to be employed as the technologically acceptable approach for Raffinate and that we will not be asked to contribute substantially to the cost of the deep well to be specified by the Government Parties in an anticipated consent decree for settlement of this enforcement matter. However, in negotiated settlements leading to consent decrees with the Governmental Parties, it is also common for penalties relating to previous “non-compliance” to be assessed and, in that connection, we have been advised by the Governmental Parties that they expect to seek penalties against both PCS and us in this case. Although we have argued and made submissions to the effect that for purposes of settlement penalties there is no basis for any substantial penalty to be levied against us, nevertheless, we can give no assurance as to that outcome, or if a penalty is initially assessed as to its amount, or whether it will be necessary for us to oppose or seek indemnity for the assessment by further litigation. Based upon our receipt of a draft consent decree from the Government Parties in June 2014 and subsequent discussions with them, we have established an accrual of $0.9 million for settlement civil penalties. However, further discussions among all parties will be necessary to determine if the matter can be resolved by settlement.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Other Legal Matters
In March 2008, Sudamfos S.A., or Sudamfos, an Argentine phosphate producer, filed an arbitration before the ICC International Court of Arbitration, Paris, France, concerning an alleged agreement for our Mexicana subsidiary, Mexicana, to sell it 12,500 metric tons of phosphoric acid, but subsequently withdrew the proceeding. In October 2008, Mexicana filed suit in Mexico against Sudamfos to collect approximately $1.2 million representing the contract price for prior deliveries of phosphoric acid for which Sudamfos had refused to pay. In October 2009, Sudamfos answered the suit and counterclaimed for $3.0 million based upon the agreement originally alleged in the arbitration. In subsequent proceedings including available appeals, Mexicana's claim was sustained and Sudamfos' counterclaim was denied. Mexicana has now begun formal collection proceedings against Sudamfos.
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

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$78	$78	$—	$91	$91
Interest cost	31	43	74	27	40	67
Expected return on assets	(31)	—	(31)	(27)	—	(27)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(10)	(10)	14	—	14
Net periodic cost	$—	$111	$111	$14	$131	$145

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$156	$156	$—	$182	$182
Interest cost	61	87	148	$54	$81	$135
Expected return on assets	(61)	—	(61)	$(55)	$—	$(55)
Amortization of
prior service cost	—	—	—	$—	$—	$—
unrecognized (gain) loss	—	(20)	(20)	$28	$—	$28
Net periodic cost	$—	$223	$223	$27	$263	$290

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

Net periodic benefit expense for the Canadian plans:

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$80	$17	$97	$88	$19	$107
Interest cost	145	21	166	140	20	160
Expected return on assets	(234)	—	(234)	(226)	—	(226)
Amortization of
actuarial loss (gain)	25	4	29	79	9	88
prior service cost	23	—	23	25	—	25
net transition obligation	—	7	7	—	8	8
Exchange rate changes	(244)	53	(191)	94	(21)	73
Net periodic cost	$(205)	$102	$(103)	$200	$35	$235

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$159	$34	$193	$177	$39	$216
Interest cost	287	43	330	282	41	323
Expected return on assets	(466)	—	(466)	(456)	—	(456)
Amortization of
actuarial loss (gain)	50	7	57	160	18	178
prior service cost	47	—	47	51	—	51
net transition obligation	—	14	14	—	15	15
Exchange rate changes	(25)	6	(19)	204	(47)	157
Net periodic cost	$52	$104	$156	$418	$66	$484
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of $0.4 million during the six months ended June 30, 2014. Innophos Canada, Inc. does not plan to make any more cash contributions to its Canadian defined benefit plan during the remainder of 2014.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated Other Comprehensive Income by Component:

For the three months ended June 30, 2014	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2014	$(2,165)	$670	$(1,495)
Other comprehensive income (loss) before reclassifications	(50)	(384)	(434)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	(50)	(384)	(434)
Balance at June 30, 2014	$(2,215)	$286	$(1,929)

For the three months ended June 30, 2013	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2013	$(5,095)	$(427)	$(5,522)
Other comprehensive income before reclassifications	138	1,293	1,431
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	138	1,293	1,431
Balance at June 30, 2013	$(4,957)	$866	$(4,091)

For the six months ended June 30, 2014	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2013	$(2,287)	$722	$(1,565)
Other comprehensive income (loss) before reclassifications	72	(436)	(364)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	72	(436)	(364)
Balance at June 30, 2014	$(2,215)	$286	$(1,929)

For the six months ended June 30, 2013	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2012	$(5,313)	$(623)	$(5,936)
Other comprehensive income before reclassifications	356	1,489	1,845
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	356	1,489	1,845
Balance at June 30, 2013	$(4,957)	$866	$(4,091)

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

For the three months ended June 30, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$157,267	$40,885	$21,390	$—	$219,542
Intersegment sales	796	15,139	38	(15,973)	—
Total sales	$158,063	$56,024	$21,428	$(15,973)	$219,542
Operating income	$21,334	$10,320	$155	$—	$31,809
Depreciation and amortization expense	$6,291	$2,277	$357	$—	$8,925

For the three months ended June 30, 2013	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$159,054	$43,370	$10,752	$—	$213,176
Intersegment sales	778	14,860	128	(15,766)	—
Total sales	$159,832	$58,230	$10,880	$(15,766)	$213,176
Operating income	$23,759	$1,333	$(2,962)	$—	$22,130
Depreciation and amortization expense	$6,465	$2,318	$682	$—	$9,465

For the six months ended June 30, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$308,277	$85,374	$42,232	$—	$435,883
Intersegment sales	1,550	27,757	39	(29,346)	—
Total sales	$309,827	$113,131	$42,271	$(29,346)	$435,883
Operating income	$41,547	$16,181	$(3,975)	$—	$53,753
Depreciation and amortization expense	$11,609	$5,046	$744	$—	$17,399

For the six months ended June 30, 2013	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$310,045	$82,285	$35,287	$—	$427,617
Intersegment sales	1,301	27,123	239	(28,663)	—
Total sales	$311,346	$109,408	$35,526	$(28,663)	$427,617
Operating income (a) (b)	$34,551	$1,990	$3,514	$—	$40,055
Depreciation and amortization expense	$13,572	$4,076	$1,203	$—	$18,851

(a)	The six months ended June 30, 2013 includes a $7.2 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

(b)	The six month period ended June 30, 2013 includes a $2.3 million charge to earnings for out of period costs in the US.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Acquisitions

In October 2013, Innophos purchased substantially all of the assets of privately held Chelated Minerals International, Inc.(CMI), based in Salt Lake City, Utah. CMI has significant knowhow in the manufacture and science of chelated minerals supplied to the human nutrition market. The acquisition of CMI strengthens Innophos’ position in micronutrient ingredients, which further enhances the Company’s ability to supply a broad range of nutrition fortification solutions to its customers. Innophos enjoys a strong position in macronutrient minerals such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. The human diet also requires smaller quantities of a wide range of other minerals such as chromium, selenium, zinc and iron classified as micronutrients. The acquisition had a purchase price of approximately $5 million, subject to specified adjustments, and was funded from cash on-hand.
The allocation of the purchase price for the acquisition has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available related to various contingent liabilities. No provisional amounts have been provided for these contingent liabilities. No measurement period adjustments have been recognized in the three and six month periods ended June 30, 2014.

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

Recent Trends and Outlook
Specialty Phosphates volume was down 1% in the second quarter 2014 compared to the prior year primarily due to softening market dynamics for our core markets, combined with adverse STPP order patterns in Mexico, lower growth than expected for the nutrition business and continued dampening on INNOVALT® sales for asphalt markets. Export sales overall were up 13% year-over-year with growth achieved across all regions. As a result of the noted challenges in the US markets, which negatively affected first half 2014 growth rates by 100 basis points, our expectation for Specialty Phosphates volume growth is now at the low end of the full year 2014 target range of 3-5%.
Specialty Phosphates operating income margins were 16% for the second quarter 2014, above the full year expected range, due to significantly improved profitability levels in Mexico. We still maintain our full year 2014 target of 14-15% operating income margins for Specialty Phosphates.
Fertilizer market prices remained stable during the second quarter 2014, but have increased 5-10% during July. Market phosphate rock prices were flat sequentially in the second quarter 2014 and are expected to remain stable for the third quarter. Sulfur market prices increased approximately 20% in the second quarter 2014 and are expected to increase slightly in the third quarter. Innophos has implemented selling price increases to offset the effects of the rise in raw material costs.
GTSP & Other recorded break-even operating income for the second quarter 2014. Included in these results was a $0.9 million accrual in “Other” for Geismar contingent liabilities, including settlement civil penalties, following the receipt of a draft consent decree and discussions with government parties. We expect to generate $1 million of operating income in this minor segment for the third quarter 2014 based on current market selling and raw material price indications.
Net debt (total long-term debt (including any current portion) less cash and cash equivalents) decreased sequentially by $11 million in the second quarter 2014 to $101 million as the company generated additional cash from operations. Innophos spent $6.2 million to repurchase 112,000 shares during the second quarter 2014, and the Board of Directors has approved a 20% increase in the quarterly dividend rate to $0.48 per share to be paid in the third quarter.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Amount	%	Amount	%
Net sales	$219.5	100.0	$213.2	100.0
Cost of goods sold	166.9	76.0	172.3	80.8
Gross profit	52.6	24.0	40.9	19.2
Operating expenses:
Selling, general and administrative	19.7	9.0	18.0	8.4
Research & development	1.1	0.5	0.8	0.4
Income from operations	31.8	14.5	22.1	10.4
Interest expense, net	1.1	0.5	1.6	0.8
Foreign exchange losses (gains), net	(1.0)	(0.5)	2.9	1.4
Provision for income taxes	11.1	5.1	6.0	2.8
Net income	$20.6	9.4	$11.6	5.4

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Amount	%	Amount	%
Net sales	$435.9	100.0	$427.6	100.0
Cost of goods sold	341.4	78.3	349.7	81.8
Gross profit	94.5	21.7	77.9	18.2
Operating expenses:
Selling, general and administrative	38.6	8.9	36.2	8.5
Research & development	2.1	0.5	1.6	0.4
Income from operations	53.8	12.3	40.1	9.4
Interest expense, net	1.8	0.4	2.7	0.6
Foreign exchange losses (gains), net	—	—	2.5	0.6
Provision for income taxes	17.2	3.9	10.9	2.5
Net income	$34.8	8.0	$24.0	5.6

Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2014 were $219.5 million, an increase of $6.3 million, or 3.0%, as compared to $213.2 million for the same period in 2013. Specialty Phosphates sales were down 2.1% or $4.3 million with selling prices down 0.9% or $1.8 million and volume down 1.2% or $2.5 million. Prices were down mainly in US/Canada Specialty Ingredients due to customer mix in some product lines, some customer contract resets and increased competitive pressures on select product lines. The volume decrease was mainly due to STPP order patterns in Mexico as first half 2014 volumes are just slightly down from first half 2013 levels. Specialty Ingredients volume increased 1.1% despite continued softness for INNOVALT® and flat year over year results for the Nutrition businesses. GTSP & Other sales were up 98.9% or $10.6 million with volumes higher by 109.8% or $11.8 million but prices lower by 10.9% or $1.2 million.
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

The following table illustrates for the three months ended June 30, 2014 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(1.8)%	0.7%	(1.1)%
Specialty Phosphates Mexico	2.5%	(8.2)%	(5.7)%
Total Specialty Phosphates	(0.9)%	(1.2)%	(2.1)%
GTSP & Other	(10.9)%	109.8%	98.9%
Total	(1.4)%	4.4%	3.0%

The following table illustrates for the three months ended June 30, 2014 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(0.9)%	1.1%	0.2%
Food & Technical Grade PPA	(1.2)%	(2.0)%	(3.2)%
STPP & Detergent Grade PPA	(0.3)%	(15.7)%	(16.0)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2014 was $52.6 million, an increase of $11.7 million, or 28.6%, as compared to $40.9 million for the same period in 2013. Gross profit percentage increased to 24.0% for the three months ended June 30, 2014 versus 19.2% for the same period in 2013. Gross profit in 2014 was favorably affected by $9.1 million of lower raw material costs, mainly phosphate rock and sulfur, $2.7 million favorable sales volume effects, and $0.6 million lower depreciation. These favorable effects were partially offset by $3.0 million lower selling prices, $3.1 million higher manufacturing costs, and $0.9 million for the accrual of Geismar, La. contingent liabilities. Included in 2013 was $6.3 million in elevated cost of goods sold for Mexico, of which $2.1 million related to a revision of estimates for phosphate rock physical inventories and $4.2 million related to lower efficiencies and increased maintenance costs to address the equipment failure that we began to fix in the first quarter 2013.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended June 30, 2014 were $20.8 million, an increase of $2.0 million, or 10.6%, as compared to $18.8 million for the same period in 2013. The increase is due to increased short term incentive accruals.
Operating Income
Operating income for the three months ended June 30, 2014 was $31.8 million, an increase of $9.7 million, or 43.9%, as compared to $22.1 million for the same period in 2013. Operating income as a percentage of net sales increased to 14.5% versus 10.4% for the same period in 2013, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2014 was $1.1 million, a decrease of $0.5 million or 31.3% as compared to $1.6 million for the same period in 2013. The decrease was mainly due to a favorable change in interest expense for income tax audits in the US and lower average debt levels.
Foreign Exchange
Foreign exchange for the three months ended June 30, 2014 was income of $1.0 million as compared to a loss of $2.9 million for the same period in 2013. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes
The effective income tax rate was 35% for the three months ended June 30, 2014 compared to 34% for the same period in 2013. The variance in the effective tax rate is primarily due to increased taxable income in higher tax rate jurisdictions. Proposed civil penalties related to environmental matters at our Geismar facility were recorded as a discrete item which increased the effective tax rate by 1%.
Net Income
Net income for the three months ended June 30, 2014 was $20.6 million, an increase of $9.0 million as compared to $11.6 million for the same period in 2013, due to the factors described above.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2014 were $435.9 million, an increase of $8.3 million, or 1.9%, as compared to $427.6 million for the same period in 2013. Specialty Phosphates sales were up 0.3% or $1.3 million with volumes higher by 1.3% or $5.1 million but prices lower by 1.0% or $3.8 million. Prices were down mainly in US/Canada Food & Technical Grade PPA and Specialty Ingredients due to customer mix in some product lines, some customer contract resets and increased competitive pressures on select product lines. Specialty Ingredients volume increased 2.1% despite continued softness for INNOVALT® and a year over year decline for the Nutrition businesses that occurred in the first quarter 2014. The Specialty Ingredients volume increase was partially offset by a decrease in STPP & Detergent Grade PPA volumes that exceeded an increase in Food & Technical Grade PPA volumes. GTSP & Other sales were up 19.7% or $6.9 million with volumes higher by 36.8% or $13.0 million but prices lower 17.2% or $6.1 million.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the six months ended June 30, 2014 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(1.0)%	0.4%	(0.6)%
Specialty Phosphates Mexico	(0.7)%	4.5%	3.8%
Total Specialty Phosphates	(1.0)%	1.3%	0.3%
GTSP & Other	(17.2)%	36.9%	19.7%
Total	(2.3)%	4.2%	1.9%

The following table illustrates for the six months ended June 30, 2014 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(0.4)%	2.1%	1.7%
Food & Technical Grade PPA	(3.0)%	1.0%	(2.0)%
STPP & Detergent Grade PPA	(0.7)%	(4.2)%	(4.9)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2014 was $94.5 million, an increase of $16.6 million, or 21.3%, as compared to $77.9 million for the same period in 2013. Gross profit percentage increased to 21.7% for the six months ended June 30, 2014 versus 18.2% for the same period in 2013.

Gross profit in 2014 was favorably affected by $17.5 million lower raw material costs, $2.0 million favorable sales volume effects, $1.5 million lower depreciation, and $0.9 million favorable exchange rate from Mexican peso and Canadian dollar based costs. These favorable effects were partially offset by $9.8 million lower selling prices, $2.8 million higher manufacturing costs, and $0.9 million for the accrual of Geismar, La. contingent liabilities. Included in 2013 were $15.4 million in elevated cost of goods sold, of which $7.9 million related to Mexico manufacturing issues, $2.4 million related to demurrage on raw material purchases and other inventory related costs, $2.3 million related to an out of period adjustment on a long term supply agreement, $2.1 million related to a revision of estimates for phosphate rock inventories in Mexico and $0.7 million related to acquisition accounting expenses. Also included in 2013 was a benefit of $7.2 million from progress made in reducing amounts required for settlement of historical water duty claims by the Mexican authorities.

Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the six months ended June 30, 2014 were $40.7 million, an increase of $2.9 million, or 7.7%, as compared to $37.8 million for the same period in 2013. The increase is due to $2.1 million increased short term incentive accruals and $0.8 million increase in all other costs.

Operating Income
Operating income for the six months ended June 30, 2014 was $53.8 million, an increase of $13.8 million, or 34.5%, as compared to $40.0 million for the same period in 2013. Operating income as a percentage of net sales increased to 12.3% versus 9.4% for the same period in 2013, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2014 was $1.8 million, a decrease of $0.9 million, or 33.3% as compared to $2.7 million for the same period in 2013. The decrease was mainly due to a favorable change in interest expense for income tax audits in the US and lower average debt levels.
Foreign Exchange
Foreign exchange for the six months ended June 30, 2014 was zero as compared to a loss of $2.5 million for the same period in 2013. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes
The effective income tax rate was 33% for the six months ended June 30, 2014 compared to 31% for the same period in 2013. The variance in the effective tax rate is primarily due to increased taxable income in higher tax rate jurisdictions. Uncertain income tax position benefits, state R&D credits and proposed civil penalties related to environmental matters at our Geismar facility recorded as discrete items in the year collectively decreased the effective tax rate by 2% which partially offset the prior year Mexican CNA Water Tax Claims and other international benefits recorded as a discrete item for income tax provision purposes which decreased the prior year effective tax rate by 3%.
Net Income
Net income for the six months ended June 30, 2014 was $34.8 million, an increase of $10.8 million as compared to $24.0 million for the same period in 2013, due to the factors described above.

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

	Three Months Ended
	June 30, 2014	June 30, 2013	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$157,267	$159,054	(1.1)%
Specialty Phosphates Mexico	40,885	43,370	(5.7)%
Total Specialty Phosphates	198,152	202,424	(2.1)%
GTSP & Other	21,390	10,752	98.9%
Total	$219,542	$213,176	3.0%

Segment Operating Income
Specialty Phosphates US & Canada	$21,334	$23,759
Specialty Phosphates Mexico	10,320	1,333
Total Specialty Phosphates	31,654	25,092
GTSP & Other	155	(2,962)
Total	$31,809	$22,130

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	13.6%	14.9%
Specialty Phosphates Mexico	25.2%	3.1%
Total Specialty Phosphates	16.0%	12.4%
GTSP & Other	0.7%	(27.5)%
Total	14.5%	10.4%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$6,291	$6,465
Specialty Phosphates Mexico	2,277	2,318
Total Specialty Phosphates	$8,568	8,783
GTSP & Other	357	682
Total	$8,925	$9,465

	Six Months Ended
	June 30, 2014	June 30, 2013	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$308,277	$310,045	(0.6)%
Specialty Phosphates Mexico	85,374	82,285	3.8%
Total Specialty Phosphates	393,651	392,330	0.3%
GTSP & Other	42,232	35,287	19.7%
Total	$435,883	$427,617	1.9%

Segment Operating Income
Specialty Phosphates US & Canada	$41,547	$34,551
Specialty Phosphates Mexico	16,181	1,990
Total Specialty Phosphates	57,728	36,541
GTSP & Other (a) (b)	(3,975)	3,514
Total	$53,753	$40,055

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	13.5%	11.1%
Specialty Phosphates Mexico	19.0%	2.4%
Total Specialty Phosphates	14.7%	9.3%
GTSP & Other (a) (b)	(9.4)%	10.0%
Total	12.3%	9.4%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$11,609	$13,572
Specialty Phosphates Mexico	5,046	4,076
Total Specialty Phosphates	$16,655	$17,648
GTSP & Other	744	1,203
Total	$17,399	$18,851

(a)	The six months ended June 30, 2013 includes a $7.2 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

(b)	The six month period ended June 30, 2013 includes a $2.3 million charge to earnings for out of period costs in the US.

Three months ended June 30, 2014 compared to the three months ended June 30, 2013
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 1.1% for the three months ended June 30, 2014 when compared with the same period in 2013. Average selling prices decreased by 1.8%, primarily in Specialty Ingredients, while volumes increased 0.7%. Specialty Ingredients volumes, despite softness for INNOVALT® and flat year over year results for the Nutrition businesses, grew by 2.8% which was mostly offset by volume declines in the other product lines due to some share shift in PPA and some further reformulation in STPP.
Specialty Phosphates Mexico net sales decreased 5.7% for the three months ended June 30, 2014 when compared with the same period in 2013. Volumes decreased 8.2%, with declines in Specialty Ingredients to support higher US sales volumes and lower STPP volumes due to order patterns more than offsetting higher PPA volumes. Selling prices increased 2.5%, primarily in Specialty Ingredients.
GTSP & Other net sales increased 98.9% for the three months ended June 30, 2014 when compared with the same period in 2013. Volumes increased 109.8% while selling prices decreased 10.9%. Fertilizer market prices were fairly stable throughout the the 2014 period.
Segment Operating Income Percentage of Net Sales:
The 130 basis point decrease in Specialty Phosphates US & Canada for the three months ended June 30, 2014 compared with the same period in 2013 is due to lower average selling prices which decreased margins by 150 basis points and higher manufacturing and operating costs which decreased margins by 350 basis points. This was partially offset by decreased raw material costs, mainly phosphate rock and sulfur, which increased margins 180 basis points, higher sales volume/mix which increased margins by 180 basis points, and lower depreciation which increased margins by 10 basis points.
The 2,220 point increase in Specialty Phosphates Mexico for the three months ended June 30, 2014 compared with the same period in 2013 is due to lower raw material costs which increased margins by 960 basis points, higher average selling prices which increased margins by 240 basis points, lower manufacturing and operating cost which increased margins by 90 basis points, and lower depreciation which increased margins by 10 basis points. This was partially offset by decreased sales volume/mix which decreased margins by 120 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures and a revision of estimates for phosphate rock physical inventories which had a total favorable impact on margins in 2014 of 1,040 basis points when compared to the prior year period.
The 2,820 basis point increase in GTSP & Other for the three months ended June 30, 2014 compared with the same period in 2013 is due to lower raw material cost which increased margins by 1,900 basis points, higher sales volume/mix which increased margins by 1,270 basis points, lower manufacturing costs which increased margins by 340 basis points, and lower depreciation which increased margins by 310 basis points. This was partially offset by lower selling prices which decreased margins 1,610 basis points, higher operating costs which decreased margins by 220 basis points, and the accrual of Geismar La. contingent liabilities which lowered margins by 840 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures and a revision of estimates for phosphate rock physical inventories which had a total favorable impact on margins in 2014 of 1,670 basis points when compared to the prior year period.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 0.6% for the six months ended June 30, 2014 when compared with the same period in 2013. Average selling prices decreased by 1.0%, mainly in Specialty Ingredients and Food & Technical Grade PPA, while volumes increased 0.4% with increases in Specialty Ingredients partially offset by declines in the other product lines due to some share shift in PPA and some further reformulation in STPP.
Specialty Phosphates Mexico net sales increased 3.8% for the six months ended June 30, 2014 when compared with the same period in 2013. Volumes increased 4.5% as a result of improved operations while selling prices decreased 0.7% with declines in Food & Technical Grade PPA and STPP & Detergent Grade PPA.
GTSP & Other net sales increased 19.7% for the six months ended June 30, 2014 when compared with the same period in 2013. Volumes increased 36.9% while selling prices decreased 17.2%.
Segment Operating Income Percentage of Net Sales:
The 240 basis point increase in Specialty Phosphates US & Canada for the six months ended June 30, 2014 compared with the same period in 2013 is due to decreased raw material costs which increased margins 320 basis points and lower depreciation which increased margins by 60 basis points. This was partially offset by higher manufacturing and operating cost, including exchange, which decreased margins by 200 basis points, lower average selling prices which decreased margins by 90 basis points, and lower sales volume/mix which reduced margins by 30 basis points. Included in 2013 were elevated cost of goods sold for revisions of inventory accounting estimates, an out of period adjustment related to a long term supply agreement, demurrage on raw material purchases and acquisition accounting expenses all of which have a favorable impact on margins in 2014 of 180 basis points when compared to the prior year period.
The 1,660 point increase in Specialty Phosphates Mexico for the six months ended June 30, 2014 compared with the same period in 2013 is due to lower raw material costs which increased margins by 590 basis points and lower manufacturing and operating cost, including a favorable exchange effect, which increased margins by 450 basis points. This was partially offset by higher depreciation which decreased margins by 120 basis points, decreased sales volume/mix which decreased margins by 80 basis points, and lower average selling prices which decreased margins by 70 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures and a revision of estimates for phosphate rock inventories which had a total favorable impact on margins in 2014 of 890 basis points when compared to the prior year period.
The 1,940 basis point decrease in GTSP & Other for the six months ended June 30, 2014 compared with the same period in 2013 is due to lower selling prices which decreased margins 1,850 basis points, higher manufacturing and operating costs which lowered margins 580 basis points, and the accrual of Geismar La. contingent liabilities which lowered margins by 260 basis points. This was partially offset by higher sales volume/mix which increased margins by 1,070 basis points, lower raw material cost which increased margins by 790 basis points, lower depreciation which increased margins by 130 basis points, and a favorable exchange rate effect which increased margins by 50 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures and a revision of estimates for phosphate rock inventories which had a total favorable impact on margins in 2014 of 760 basis points when compared to the prior year period. Also included in 2013 was a benefit of $7.2 million due to progress made in reducing the amount required to be paid to settle historical water duty claims by the Mexican authorities which had an unfavorable impact on margins in 2014 of 2,050 basis points when compared to the prior year period.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Six months ended
	June 30, 2014	June 30, 2013
Operating Activities	$68.1	$43.7
Investing Activities	(14.7)	(15.9)
Financing Activities	(47.6)	(22.3)

Six months ended June 30, 2014 compared to six months ended June 30, 2013
Net cash provided by operating activities was $68.1 million for the six months ended June 30, 2014 as compared to $43.7 million for 2013, an increase of $24.4 million. The increase in operating activities cash resulted from favorable changes of $10.8 million in net income as described earlier, $11.0 million in working capital and $5.2 million in other long term assets and liabilities partially offset by an unfavorable change of $2.6 million in non-cash adjustments to income.
The favorable change in working capital is derived from it being a source of cash of $11.7 million in 2014 compared to a source in 2013 of $0.7 million, an increase in cash of $11.0 million, or 4.1% of total working capital. Favorable changes in other current liabilities of $17.8 million, of which $6.3 million related to a 2013 reduction in the CNA water claim payable, $7.9 million in inventory, and $1.7 million in other current assets were partially offset by unfavorable changes of $11.8 million in accounts receivable, largely due to a GTSP shipment that occurred at the end of the quarter, and $4.6 million in accounts payable. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $11.0 million, $0.2 million, $1.3 million, $1.0 million, and $1.6 million as of June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, and June 30, 2013 respectively, was consistent with the last four quarters' average.
Net cash used for investing activities was $14.7 million for the six months ended June 30, 2014, compared to $15.9 million for 2013, a decrease in spending of $1.2 million. The change is mainly due to $4.1 million lower capital spending at our Coatzacoalcos, Mexico manufacturing facility as we were making substantial investments in the first half of 2013 to improve the capability and reliability of that operation after suffering from premature equipment failures, partially offset by $3.0 million increased spending at our Nashville, TN facility.
Management projects total capital expenditures to be in the $35-$40 million range for 2014. The maintenance portion of these capital expenditures is expected to be near the high end of the typical $20-$25 million range in 2014. Investment continues to be focused on capacity enhancements for US, Canada and Mexico Specialty Ingredients facilities and further improvements of Mexico's reliability, efficiency and capability to process multiple grades of phosphate rock, consistent with the Company's supply chain diversification strategy, and to manufacture a more diverse mix of products.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over the next three to four years. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals are successfully attained. Combined 2010 through 2013 expenditures on the exploration of the Baja California Sur concession deposits were approximately $3.8 million. Spending in 2014 will likely remain at the previous annual trend rate, but 2015 could be 2-3 times the previous annual trend rate to accelerate evaluations of the Santo Domingo concession. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the six months ended June 30, 2014, was a use of $47.6 million, compared to a use of $22.3 million in 2013, an increase in the use of cash of $25.3 million. This was mainly due to $28.0 million decreased loan borrowings, $6.4 million increased stock repurchases and $2.2 million higher dividend payments partially offset by $12.0 million decreased loan repayments.
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

On June 30, 2014, the Company had cash and cash equivalents outside the United States of $29.6 million, or 77% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States income taxes to repatriate these funds.
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
During the second quarter, the Company repurchased 112,002 shares of its common stock on the open market at an average price of $55.16 per share or a total of $6.2 million.
The Company's Board of Directors declared an increase to its quarterly dividend to $0.48 per share to be paid in the third quarter of 2014.

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
At June 30, 2014, we had $94 million principal amount of variable-rate debt and a $225.0 million revolving credit facility, of which $45.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $177.7 million, taking into account $2.3 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $0.5 million (determined using level 2 inputs within the fair value hierarchy) as of June 30, 2014.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $39.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.4 million per year.
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
As of June 30, 2014 the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated July 30, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated July 30, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated July 30, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated July 30, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	July 30, 2014

INNOPHOS HOLDINGS, INC.

/s/ Robert Harrer
By:	Robert Harrer
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 30, 2014

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated July 30, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated July 30, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated July 30, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated July 30, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002