Form 10-Q
period 2014-09-30
Innophos Holdings, Inc.
filed 2014-10-29
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2014, the registrant had 21,741,864 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$45,164	$32,755
Accounts receivable, net	94,699	88,434
Inventories	163,726	181,467
Other current assets	78,361	81,961
Total current assets	381,950	384,617
Property, plant and equipment, net	199,976	201,985
Goodwill	84,373	84,373
Intangibles and other assets, net	71,373	74,691
Total assets	$737,672	$745,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,003	$4,002
Accounts payable, trade and other	43,300	38,717
Other current liabilities	41,733	34,613
Total current liabilities	89,036	77,332
Long-term debt	124,003	159,007
Other long-term liabilities	46,738	45,908
Total liabilities	$259,777	$282,247
Commitments and contingencies (note 13)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,429,798 and 22,327,670; outstanding 21,741,864 and 21,893,137 shares	22	22
Paid-in capital	123,708	120,046
Common stock held in treasury, at cost (687,934 and 434,533 shares)	(33,984)	(19,599)
Retained earnings	389,574	364,515
Accumulated other comprehensive loss	(1,425)	(1,565)
Total stockholders' equity	477,895	463,419
Total liabilities and stockholders' equity	$737,672	$745,666

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$208,815	$219,993	$644,698	$647,610
Cost of goods sold	157,852	181,288	499,230	530,976
Gross profit	50,963	38,705	145,468	116,634
Operating expenses:
Selling, general and administrative	19,419	17,156	58,075	53,451
Research & development expenses	1,168	828	3,264	2,407
Total operating expenses	20,587	17,984	61,339	55,858
Operating income	30,376	20,721	84,129	60,776
Interest expense, net	1,089	1,709	2,922	4,455
Foreign exchange loss	1,804	674	1,763	3,091
Income before income taxes	27,483	18,338	79,444	53,230
Provision for income taxes	9,163	7,398	26,311	18,320
Net income	$18,320	$10,940	$53,133	$34,910
Net income attributable to participating common shareholders	$18,281	$10,924	$53,021	$34,856
Per share data (note 2):
Income per participating share:
Basic	$0.84	$0.50	$2.43	$1.59
Diluted	$0.83	$0.49	$2.39	$1.56
Weighted average participating shares outstanding:
Basic	21,741,050	21,947,948	21,826,771	21,932,814
Diluted	22,128,143	22,323,705	22,204,914	22,322,987

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $220, ($213), ($48) and $700)	$358	$(347)	$(78)	$1,142
Change in pension and post-retirement plans, (net of tax $47, $4, $67 and $258)	146	6	218	362
Other comprehensive (loss) income, net of tax	$504	$(341)	140	1,504
Comprehensive income	$18,824	$10,599	$53,273	36,414

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income	$53,133	$34,910
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	26,643	27,794
Amortization of deferred financing charges	393	425
Deferred income tax (benefit) provision	(71)	610
Share-based compensation	2,688	1,766
Changes in assets and liabilities:
Increase in accounts receivable	(6,265)	(5,197)
Decrease in inventories	17,741	5,008
Decrease in other current assets	2,766	17,211
Increase in accounts payable	4,583	7,079
Increase (decrease) in other current liabilities	7,120	(16,226)
Changes in other long-term assets and liabilities	1,408	650
Net cash provided from operating activities	110,139	74,030
Cash flows used for investing activities:
Capital expenditures	(21,000)	(30,333)
Acquisition of intangible assets	(294)	—
Net cash used for investing activities	(21,294)	(30,333)
Cash flows used for financing activities:
Proceeds from exercise of options	159	500
Long-term debt borrowings	—	28,000
Long-term debt repayments	(35,003)	(42,000)
Excess tax benefits from exercise of stock options	814	1,877
Common stock repurchases and restricted stock forfeitures	(14,384)	(70)
Dividends paid	(28,022)	(23,020)
Net cash used for financing activities	(76,436)	(34,713)
Net change in cash	12,409	8,984
Cash and cash equivalents at beginning of period	32,755	26,815
Cash and cash equivalents at end of period	$45,164	$35,799

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2012	21,831	$22	$346,866	$103,371	$(5,936)	$444,323
Net income			49,506			49,506
Other comprehensive income, (net of tax $2,184)					4,371	4,371
Proceeds from stock award exercises and issuances	217	—		(759)		(759)
Share-based compensation				2,174		2,174
Excess tax benefits from exercise of stock options				2,849		2,849
Common stock repurchases	(150)			(7,118)		(7,118)
Restricted stock forfeitures	(5)			(70)		(70)
Dividends declared			(31,857)			(31,857)
Balance, December 31, 2013	21,893	$22	$364,515	$100,447	$(1,565)	$463,419
Net income			53,133			53,133
Other comprehensive loss, (net of tax $19)					140	140
Proceeds from stock award exercises and issuances	103			159		159
Share-based compensation				2,688		2,688
Common stock repurchases	(250)			(14,182)		(14,182)
Excess tax benefits from exercise of stock options				814		814
Restricted stock forfeitures	(4)			(202)		(202)
Dividends declared			(28,074)			(28,074)
Balance, September 30, 2014	21,742	$22	$389,574	$89,724	$(1,425)	$477,895

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
Out of Period Adjustments
During the first quarter of fiscal 2013, we identified an adjustment necessary for a long-term supply contract. We corrected this item during the first quarter of fiscal 2013, which had the effect of increasing cost of goods sold by $2.3 million, and decreasing net income by $1.6 million for the nine month period ended September 30, 2013. This prior period adjustment was not material to the financial results of the previously issued annual or interim financial statements.
Recently Issued Accounting Standards
Adopted
None.
Issued but not yet adopted
In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on our consolidated financial position or results of operations and related disclosures.
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
In June 2014, the FASB issued guidance which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for the interim and annual periods beginning on or after December 15, 2015; early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.
In August 2014 the FASB issued guidance which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016; early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$18,320	$10,940	$53,133	$34,910
Less: earnings attributable to unvested shares	(39)	(16)	(112)	(54)
Net income available to participating common shareholders	$18,281	$10,924	$53,021	$34,856
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	21,741,050	21,947,948	21,826,771	21,932,814
Dilutive effect of stock equivalents	387,093	375,757	378,143	390,173
Diluted number of weighted average participating common shares outstanding	22,128,143	22,323,705	22,204,914	22,322,987
Earnings per participating common share:
Earnings per participating common share—Basic	$0.84	$0.50	$2.43	$1.59
Earnings per participating common share—Diluted	$0.83	$0.49	$2.39	$1.56

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	321,102	396,952	330,052	382,503

3. Dividends
The following is the dividend activity for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Dividends declared – per share	$0.48	$0.35	$1.28	$1.05
Dividends declared – aggregate	10,477	7,694	28,022	23,020
Dividends paid – per share	0.48	0.35	1.28	1.05
Dividends paid – aggregate	10,477	7,694	28,022	23,020

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
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock options	$241	$73	$1,056	$772
Restricted stock	273	169	830	517
Performance shares	199	(227)	532	177
Stock grants	—	—	270	300
Total share-based compensation expense	$713	$15	$2,688	$1,766
During 2011 the Board of Directors authorized a repurchase program for Company common stock of up to $50 million. Under the program, shares will be repurchased from time to time at management's discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. A five year time limit has been set for the expiration of the program as initially structured. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. However, annual repurchase amounts are expected at a minimum to be sufficient to reduce significantly, or eliminate, earnings per share dilution caused by shares issued upon the exercise of stock options and in connection with other equity based compensation plans. Treasury stock is recognized at the cost to reacquire the shares. During the second quarter of 2014, the Company repurchased 112,002 shares of its common stock on the open market at an average price of 55.16 per share or $6.2 million. During the third quarter of 2014, the Company repurchased 137,781 shares of its common stock on the open market at an average price of 58.09 per share or $8.0 million.

5. Inventories
Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$46,660	$60,157
Finished products	104,276	108,334
Spare parts	12,790	12,976
	$163,726	$181,467

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of September 30, 2014 and December 31, 2013 were $13,075 and $13,857, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Other Current Assets
Other current assets consist of the following:

	September 30, 2014	December 31, 2013
Creditable taxes (value added taxes)	$24,681	$24,257
Vendor inventory deposits (prepaid)	10,939	14,820
Prepaid income taxes	16,631	12,269
Deferred income taxes	21,244	22,078
Other	4,866	8,537
	$78,361	$81,961

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2014	December 31, 2013
Developed technology and application patents, net of accumulated amortization of $21,184 for 2014 and $19,015 for 2013	7-20	$23,942	$25,817
Customer relationships, net of accumulated amortization of $12,364 for 2014 and $10,295 for 2013	5-15	26,448	28,517
Tradenames and license agreements, net of accumulated amortization of $7,231 for 2014 and $6,198 for 2013	5-20	10,430	11,463
Non-compete agreements, net of accumulated amortization of $914 for 2014 and $796 for 2013	3-10	419	537
Total intangibles		$61,239	$66,334
Deferred financing costs, net of accumulated amortization of $2,044 for 2014 and $1,652 for 2013 (see note 9)		$1,616	$2,008
Other assets		8,518	6,349
Total other assets		$10,134	$8,357
		$71,373	$74,691

8. Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2014	December 31, 2013
Payroll related	$11,889	$8,680
Taxes other than income taxes	4,558	5,610
Benefits and pensions	6,651	7,240
Freight and rebates	3,792	3,960
Income taxes	8,166	4,368
Other	6,677	4,755
	$41,733	$34,613

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	September 30, 2014	December 31, 2013
Term loan due 2017	$93,000	$96,000
Revolver borrowings under the credit facility	35,000	67,000
Capital leases	6	9
Total borrowings	$128,006	$163,009
Less current portion	4,003	4,002
Long-term debt	$124,003	$159,007

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Repayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013.
As of September 30, 2014, $93.0 million was outstanding under the Term Loan and $35.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate (determined using level 2 inputs within the fair value hierarchy) with total availability at $187.7 million, taking into account $2.3 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.5%.
Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $1.0 million as of September 30, 2014.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the nine months ended September 30, 2014 and September 30, 2013 was $3,154 and $3,429, respectively.
As of September 30, 2014, the Company was in full compliance with all debt covenant requirements.

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest expense	$1,008	$1,664	$2,615	$4,280
Deferred financing cost	130	137	393	425
Interest income	(14)	(8)	(28)	(29)
Less: amount capitalized for capital projects	(35)	(84)	(58)	(221)
Total interest expense, net	$1,089	$1,709	$2,922	$4,455

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	September 30, 2014	December 31, 2013
Deferred income taxes	$30,879	$32,110
Pension and post retirement liabilities	10,844	11,175
Environmental liabilities	1,100	1,100
Other liabilities	3,915	1,523
	$46,738	$45,908

11. Income Taxes
The effective income tax rate on income before taxes was approximately 33% for the nine months ended September 30, 2014 compared to approximately 34% for the comparable period in 2013. The variance in the effective tax rate is primarily due to increased taxable income in lower tax rate jurisdictions, the Mexican CNA Water Tax Claims and other international benefits being recorded as discrete items for income tax provision purposes in the prior year which decreased the prior year effective tax rate by 3%, uncertain income tax position benefits which decreased the effective tax rate by 3% from the prior year and state research and development credits which decreased the current year effective tax rate by 1%.

Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2007 through 2011. In addition, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2007 and 2008 by the Canadian tax authorities. The Company is contesting the full assessment. The Company believes that its tax position is more likely than not to be sustained and has not recorded a charge for this tax matter. The Company recognized in the consolidated statement of income approximately $0.7 million of benefit as a result of settlements with income tax authorities offset by revisions for existing uncertain income tax positions for the nine months ended September 30, 2014. The Company has also recognized a benefit of approximately $0.2 million for interest and penalties in the consolidated statement of income for the nine months ended September 30, 2014. It is reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits, however as of September 30, 2014, the Company estimates the liability for unrecognized tax benefits will not change during the next twelve months. Other than the items mentioned above, as of September 30, 2014, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $24,123 and $21,273 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.2 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of September 30, 2014.
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

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$78	$78	$—	$91	$91
Interest cost	30	44	74	27	40	67
Expected return on assets	(30)	—	(30)	(27)	—	(27)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(10)	(10)	14	—	14
Net periodic cost	$—	$112	$112	$14	$131	$145

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$234	$234	$—	$273	$273
Interest cost	91	131	222	81	121	202
Expected return on assets	(91)	—	(91)	(82)	—	(82)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(30)	(30)	42	—	42
Net periodic cost	$—	$335	$335	$41	$394	$435

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

Net periodic benefit expense for the Canadian plans:

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$79	$18	$97	$86	$19	$105
Interest cost	144	21	165	138	20	158
Expected return on assets	(234)	—	(234)	(223)	—	(223)
Amortization of
actuarial loss (gain)	25	4	29	78	9	87
prior service cost	24	—	24	25	—	25
net transition obligation	—	7	7	—	8	8
Exchange rate changes	329	(74)	255	(18)	4	(14)
Net periodic cost	$367	$(24)	$343	$86	$60	$146

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$238	$52	$290	$263	$58	$321
Interest cost	431	64	495	420	61	481
Expected return on assets	(700)	—	(700)	(679)	—	(679)
Amortization of
actuarial loss (gain)	75	11	86	238	27	265
prior service cost	71	—	71	76	—	76
net transition obligation	—	21	21	—	23	23
Exchange rate changes	304	(68)	236	186	(43)	143
Net periodic cost	$419	$80	$499	$504	$126	$630
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of $0.4 million during the nine months ended September 30, 2014. Innophos Canada, Inc. does not plan to make any more cash contributions to its Canadian defined benefit plan during the remainder of 2014.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated Other Comprehensive Income by Component:

For the three months ended September 30, 2014	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2014	$(2,215)	$286	$(1,929)
Other comprehensive income (loss) before reclassifications	146	358	504
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	146	358	504
Balance at September 30, 2014	$(2,069)	$644	$(1,425)

For the three months ended September 30, 2013	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2013	$(4,957)	$866	$(4,091)
Other comprehensive income before reclassifications	6	(347)	(341)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	6	(347)	(341)
Balance at September 30, 2013	$(4,951)	$519	$(4,432)

For the nine months ended September 30, 2014	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2013	$(2,287)	$722	$(1,565)
Other comprehensive income (loss) before reclassifications	218	(78)	140
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	218	(78)	140
Balance at September 30, 2014	$(2,069)	$644	$(1,425)

For the nine months ended September 30, 2013	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2012	$(5,313)	$(623)	$(5,936)
Other comprehensive income before reclassifications	362	1,142	1,504
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	362	1,142	1,504
Balance at September 30, 2013	$(4,951)	$519	$(4,432)

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

For the three months ended September 30, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$147,220	$43,075	$18,520	$—	$208,815
Intersegment sales	2,086	11,094	55	(13,235)	—
Total sales	$149,306	$54,169	$18,575	$(13,235)	$208,815
Operating income	$23,603	$5,904	$869	$—	$30,376
Depreciation and amortization expense	$6,483	$2,156	$605	$—	$9,244

For the three months ended September 30, 2013	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$153,588	$44,712	$21,693	$—	$219,993
Intersegment sales	720	16,972	—	(17,692)	—
Total sales	$154,308	$61,684	$21,693	$(17,692)	$219,993
Operating income	$21,482	$2,964	$(3,725)	$—	$20,721
Depreciation and amortization expense	$6,967	$1,740	$236	$—	$8,943

For the nine months ended September 30, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$455,497	$128,449	$60,752	$—	$644,698
Intersegment sales	3,636	38,852	94	(42,582)	—
Total sales	$459,133	$167,301	$60,846	$(42,582)	$644,698
Operating income	$65,150	$22,085	$(3,106)	$—	$84,129
Depreciation and amortization expense	$18,092	$7,202	$1,349		$26,643

For the nine months ended September 30, 2013	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$463,633	$126,997	$56,980	$—	$647,610
Intersegment sales	2,021	44,095	239	(46,355)	—
Total sales	$465,654	$171,092	$57,219	$(46,355)	$647,610
Operating income (a) (b)	$56,032	$4,954	$(210)	$—	$60,776
Depreciation and amortization expense	$20,540	$5,815	$1,439	$—	$27,794

(a)	The nine months ended September 30, 2013 includes a $7.2 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

(b)	The nine month period ended September 30, 2013 includes a $2.3 million charge to earnings for out of period costs in the US.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Acquisitions

In October 2013, Innophos purchased substantially all of the assets of privately held Chelated Minerals International, Inc. (CMI), based in Salt Lake City, Utah. CMI has significant knowhow in the manufacture and science of chelated minerals supplied to the human nutrition market. The acquisition of CMI strengthens Innophos’ position in micronutrient ingredients, which further enhances the Company’s ability to supply a broad range of nutrition fortification solutions to its customers. Innophos enjoys a strong position in macronutrient minerals such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. The human diet also requires smaller quantities of a wide range of other minerals such as chromium, selenium, zinc and iron classified as micronutrients. The acquisition had a purchase price of approximately $5 million, subject to specified adjustments, and was funded from cash on-hand.
The purchase accounting for the acquisition has been closed with no adjustments recognized in the nine month period ended September 30, 2014.
The final purchase price allocation for CMI resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

CMI
Cash	$97
Accounts receivable	299
Inventory, including fair value adjustment of $20	125
Property, plant and equipment	1,092
Goodwill	1,265
Intangible assets	2,348
Accounts payable	(69)
Other current liabilities	(57)
Total	$5,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Trends and Outlook
Specialty Phosphates volumes were down 3% in the third quarter 2014 compared to the prior year period primarily due to the previously mentioned reduced US/Canada Purified Phosphoric Acid (PPA) availability as well as lower demand and order patterns in certain US markets as noted earlier. These shortfalls overshadowed a record quarter for INNOVALT® sales for asphalt markets which were up 40% year-over-year for the third quarter, and up 17% year-to-date, following the extension of the Federal Transportation Fund. Export sales were essentially flat year-over-year, as a 22% improvement in Europe, Middle East and Africa and modest growth in Asia Pacific was nearly offset by declines in Latin America. As a result of the noted challenges in the US markets, tight PPA availability that was not resolved until late October, as well as our year-to-date performance, our expectation for Specialty Phosphates full year 2014 volumes is now a decline of 1-2% compared to full year 2013.
Specialty Phosphates operating income margins were 16% for the third quarter 2014, above the high end of the full year expected range, due to improved product mix and profitability levels in both US/Canada and Mexico. However, we expect our full year 2014 results to be at the low end of the targeted 14-15% operating income margin range for Specialty Phosphates. Fourth quarter margins are expected to be in the 11-12% range due to lower sequential and year-over-year sales volumes along with approximately $5 million of higher third quarter 2014 inventory costs, caused by increased raw material prices and lower production rates, that will reduce earnings in the fourth quarter 2014.
Fertilizer market prices remained fairly stable during the third quarter 2014 but decreased approximately 5% in early October and decreased another 5-10% in late October. Market phosphate rock prices were fairly stable sequentially in the third quarter 2014 and are expected to remain stable for the fourth quarter. Sulfur market prices increased approximately 25% in the third quarter 2014 but decreased 5% in the fourth quarter 2014.
GTSP & Other recorded $1 million operating income for the third quarter 2014 as expected. Given recent selling price movements and the fact that the fourth quarter is seasonally weak for fertilizers, we expect to record somewhere between break-even and a $1 million operating loss in this segment for the fourth quarter 2014.
Net debt (total long-term debt (including any current portion) less cash and cash equivalents) decreased sequentially by $17 million in the third quarter 2014 to $83 million due to lower working capital. Innophos spent $8 million to repurchase approximately 138,000 shares during the third quarter 2014 and another $7.4 million in October to repurchase approximately 135,000 shares.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	Amount	%	Amount	%
Net sales	$208.8	100.0	$220.0	100.0
Cost of goods sold	157.8	75.6	181.3	82.4
Gross profit	51.0	24.4	38.7	17.6
Operating expenses:
Selling, general and administrative	19.5	9.3	17.2	7.8
Research & development	1.1	0.5	0.8	0.4
Income from operations	30.4	14.6	20.7	9.4
Interest expense, net	1.1	0.5	1.7	0.8
Foreign exchange losses (gains), net	1.8	0.9	0.7	0.3
Provision for income taxes	9.2	4.4	7.4	3.4
Net income	$18.3	8.8	$10.9	5.0

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	Amount	%	Amount	%
Net sales	$644.7	100.0	$647.6	100.0
Cost of goods sold	499.2	77.4	531.0	82.0
Gross profit	145.5	22.6	116.6	18.0
Operating expenses:
Selling, general and administrative	58.0	9.0	53.4	8.2
Research & development	3.4	0.5	2.4	0.4
Income from operations	84.1	13.0	60.8	9.4
Interest expense, net	2.9	0.4	4.5	0.7
Foreign exchange losses (gains), net	1.8	0.3	3.1	0.5
Provision for income taxes	26.3	4.1	18.3	2.8
Net income	$53.1	8.2	$34.9	5.4

Three months ended September 30, 2014 compared to the three months ended September 30, 2013
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2014 were $208.8 million, a decrease of $11.2 million, or 5.1%, as compared to $220.0 million for the same period in 2013. Specialty Phosphates sales were down 4.0% or $8.0 million with selling prices down 0.9% or $1.8 million and volume down 3.1% or $6.2 million. Prices were down primarily for our Mexico segment due to increased competition in the Latin American export markets. The volume decrease was primarily due to a 13.5% year-over-year decline in US & Canada Food & Technical Grade PPA volumes caused by a lack of product availability from the Company’s phosphoric acid supplier who experienced a longer than planned maintenance outage at its Geismar Merchant Grade Acid (MGA) facility and was unable to keep to a normal PPA shipment pace out of its other facility. GTSP & Other sales were down 14.6% or $3.2 million with volumes lower by 10.4% or $2.3 million and prices lower by 4.2% or $0.9 million.
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
The following table illustrates for the three months ended September 30, 2014 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(0.2)%	(3.9)%	(4.1)%
Specialty Phosphates Mexico	(3.3)%	(0.4)%	(3.7)%
Total Specialty Phosphates	(0.9)%	(3.1)%	(4.0)%
GTSP & Other	(4.2)%	(10.4)%	(14.6)%
Total	(1.2)%	(3.9)%	(5.1)%

The following table illustrates for the three months ended September 30, 2014 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(0.5)%	(2.6)%	(3.1)%
Food & Technical Grade PPA	(3.1)%	(4.8)%	(7.9)%
STPP & Detergent Grade PPA	0.2%	(3.7)%	(3.5)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2014 was $51.0 million, an increase of $12.3 million, or 31.8%, as compared to $38.7 million for the same period in 2013. Gross profit percentage increased to 24.4% for the three months ended September 30, 2014 versus 17.6% for the same period in 2013. Gross profit in 2014 was favorably affected by $12.0 million of lower raw material costs, mainly phosphate rock and sulfur, a net $3.6 million decrease in planned maintenance outage expense mainly at our Coatzacoalcos, Mexico manufacturing facility, $0.5 million favorable sales volume effects, and $0.4 million favorable exchange rate from our Mexican peso and Canadian dollar based costs. These favorable effects were partially offset by $2.9 million higher manufacturing costs, $2.7 million lower selling prices, and $0.2 million higher depreciation. Included in 2013 was expense of $1.6 million for a lower of cost or market reserve recorded in GTSP.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended September 30, 2014 were $20.6 million, an increase of $2.6 million, or 14.4%, as compared to $18.0 million for the same period in 2013. The increase is primarily due to $1.3 million higher employee related expenses and $1.1 million higher professional services fees.
Operating Income
Operating income for the three months ended September 30, 2014 was $30.4 million, an increase of $9.7 million, or 46.9%, as compared to $20.7 million for the same period in 2013. Operating income as a percentage of net sales increased to 14.6% versus 9.4% for the same period in 2013, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2014 was $1.1 million, a decrease of $0.6 million or 35.3% as compared to $1.7 million for the same period in 2013. The decrease was mainly due to a favorable change in interest expense for income tax audits in the US and lower average debt levels.
Foreign Exchange
Foreign exchange for the three months ended September 30, 2014 was a loss of $1.8 million as compared to a loss of $0.7 million for the same period in 2013. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.

Provision for Income Taxes
The effective income tax rate was 33% for the three months ended September 30, 2014 compared to 40% for the same period in 2013. The variance in the effective tax rate is due to the recording of uncertain income tax positions in the prior year which increased the tax rate by 7% in the prior year.
Net Income
Net income for the three months ended September 30, 2014 was $18.3 million, an increase of $7.4 million as compared to $10.9 million for the same period in 2013, due to the factors described above.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2014 were $644.7 million, a decrease of $2.9 million, or 0.4%, as compared to $647.6 million for the same period in 2013. Specialty Phosphates sales were down 1.1% or $6.7 million with prices lower by 0.9% or $5.6 million and volumes lower by 0.2% or $1.1 million. The price decrease was seen primarily in Food & Technical Grade PPA and to a lesser extent Specialty Ingredients. The US/Canada price declines were primarily in Food & Technical Grade PPA and have been consistent throughout the year while the Mexico price declines were primarily in the third quarter 2014 and due to increased competition in the Latin American export markets. Volumes were relatively flat for the current period compared to the same period last year with increases in Specialty Ingredients, despite a year over year decline for the Nutrition businesses, offsetting declines in STPP & Detergent Grade PPA, leaving a small decline in Food & Technical Grade PPA. GTSP & Other sales were up 6.6% or $3.8 million with volumes higher by 18.8% or $10.8 million but prices lower 12.2% or $7.0 million.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the nine months ended September 30, 2014 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(0.8)%	(1.0)%	(1.8)%
Specialty Phosphates Mexico	(1.6)%	2.7%	1.1%
Total Specialty Phosphates	(0.9)%	(0.2)%	(1.1)%
GTSP & Other	(12.2)%	18.8%	6.6%
Total	(1.9)%	1.5%	(0.4)%

The following table illustrates for the nine months ended September 30, 2014 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(0.5)%	0.6%	0.1%
Food & Technical Grade PPA	(3.0)%	(1.0)%	(4.0)%
STPP & Detergent Grade PPA	(0.4)%	(4.0)%	(4.4)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2014 was $145.5 million, an increase of $28.9 million, or 24.8%, as compared to $116.6 million for the same period in 2013. Gross profit percentage increased to 22.6% for the nine months ended September 30, 2014 versus 18.0% for the same period in 2013.
Gross profit in 2014 was favorably affected by $29.5 million lower raw material costs, primarily phosphate rock, a net $3.3 million decrease in planned maintenance outage expense mainly at our Coatzacoalcos, Mexico manufacturing facility, $2.3 million favorable sales volume effects, $1.4 million favorable exchange rate from Mexican peso and Canadian dollar based costs, and $1.3 million lower depreciation. These favorable effects were partially offset by $12.5 million lower selling prices, $5.3 million higher manufacturing costs, and $0.9 million for the accrual of Geismar, La. contingent liabilities. Included in 2013 were $15.4 million in elevated cost of goods sold, of which $7.9 million related to Mexico manufacturing issues, $2.4 million related to demurrage on raw material purchases and other inventory related costs, $2.3 million related to an out of period adjustment on a long term supply agreement, $2.1 million related to a revision of estimates for phosphate rock inventories in Mexico and $0.7 million related to acquisition accounting expenses. Also included in 2013 was a benefit of $7.2 million for settlement of historical water duty claims by the Mexican authorities and expense of $1.6 million for a lower of cost or market reserve recorded in GTSP.

Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the nine months ended September 30, 2014 were $61.4 million, an increase of $5.6 million, or 10.0%, as compared to $55.8 million for the same period in 2013. The increase is due to $3.3 million higher employee related expenses for short-term incentive and stock compensation, $0.9 million higher professional services fees, $0.5 million increase in commercial activities and $0.9 million increase in all other costs.

Operating Income
Operating income for the nine months ended September 30, 2014 was $84.1 million, an increase of $23.3 million, or 38.3%, as compared to $60.8 million for the same period in 2013. Operating income as a percentage of net sales increased to 13.0% versus 9.4% for the same period in 2013, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2014 was $2.9 million, a decrease of $1.6 million, or 35.6% as compared to $4.5 million for the same period in 2013. The decrease was mainly due to a favorable change in interest expense for income tax audits in the US and lower average debt levels.
Foreign Exchange
Foreign exchange for the nine months ended September 30, 2014 was a loss of $1.8 million as compared to a loss of $3.1 million for the same period in 2013. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 33% for the nine months ended September 30, 2014 compared to 34% for the same period in 2013. The variance in the effective tax rate is primarily due to increased taxable income in lower tax rate jurisdictions, the Mexican CNA Water Tax Claims and other international benefits being recorded as discrete items for income tax provision purposes in the prior year which decreased the prior year effective tax rate by 3%, uncertain income tax position benefits which decreased the effective tax rate by 3% from the prior year and state research and development credits which decreased the current year effective tax rate by 1%.
Net Income
Net income for the nine months ended September 30, 2014 was $53.1 million, an increase of $18.2 million as compared to $34.9 million for the same period in 2013, due to the factors described above.

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

	Three Months Ended
	September 30, 2014	September 30, 2013	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$147,220	$153,588	(4.1)%
Specialty Phosphates Mexico	43,075	44,712	(3.7)%
Total Specialty Phosphates	190,295	198,300	(4.0)%
GTSP & Other	18,520	21,693	(14.6)%
Total	$208,815	$219,993	(5.1)%

Segment Operating Income
Specialty Phosphates US & Canada	$23,603	$21,482
Specialty Phosphates Mexico	5,904	2,964
Total Specialty Phosphates	29,507	24,446
GTSP & Other	869	(3,725)
Total	$30,376	$20,721

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	16.0%	14.0%
Specialty Phosphates Mexico	13.7%	6.6%
Total Specialty Phosphates	15.5%	12.3%
GTSP & Other	4.7%	(17.2)%
Total	14.5%	9.4%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$6,483	$6,967
Specialty Phosphates Mexico	2,156	1,740
Total Specialty Phosphates	$8,639	$8,707
GTSP & Other	605	236
Total	$9,244	$8,943

	Nine Months Ended
	September 30, 2014	September 30, 2013	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$455,497	$463,633	(1.8)%
Specialty Phosphates Mexico	128,449	126,997	1.1%
Total Specialty Phosphates	583,946	590,630	(1.1)%
GTSP & Other	60,752	56,980	6.6%
Total	$644,698	$647,610	(0.4)%

Segment Operating Income
Specialty Phosphates US & Canada	$65,150	$56,032
Specialty Phosphates Mexico	22,085	4,954
Total Specialty Phosphates	87,235	60,986
GTSP & Other (a) (b)	(3,106)	(210)
Total	$84,129	$60,776

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	14.3%	12.1%
Specialty Phosphates Mexico	17.2%	3.9%
Total Specialty Phosphates	14.9%	10.3%
GTSP & Other (a) (b)	(5.1)%	(0.4)%
Total	13.0%	9.4%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$18,092	$20,540
Specialty Phosphates Mexico	7,202	5,815
Total Specialty Phosphates	$25,294	$26,355
GTSP & Other	1,349	1,439
Total	$26,643	$27,794

(a)	The nine months ended September 30, 2013 includes a $7.2 million benefit to earnings related to updates to the provision for the CNA Fresh Water Claims in GTSP & Other.

(b)	The nine month period ended September 30, 2013 includes a $2.3 million charge to earnings for out of period costs in the US.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 4.1% for the three months ended September 30, 2014 when compared with the same period in 2013. Average selling prices decreased by 0.2% while volumes decreased 3.9% primarily due to a 13.5% decline in Food & Technical Grade PPA caused by a lack of product availability from the Company’s phosphoric acid supplier who experienced a longer than planned maintenance outage at its Geismar Merchant Grade Acid (MGA) facility and was unable to keep to a normal PPA shipment pace out of its other facility. Specialty Ingredients volumes were also down 2.1% due to order patterns on ammonium phosphates for the fire-fighting market, continued softness in the nutrition business and lower resale products for the baking market which, when combined, more than offset record volumes for the INNOVALT® asphalt business and strong demand for Cal-Rise®.
Specialty Phosphates Mexico net sales decreased 3.7% for the three months ended September 30, 2014 when compared with the same period in 2013. Selling prices decreased 3.3% due to increased competition in the Latin American export markets and volumes decreased 0.4%.
GTSP & Other net sales decreased 14.6% for the three months ended September 30, 2014 when compared with the same period in 2013. Volumes decreased 10.4% and selling prices decreased 4.2%. Fertilizer market prices were fairly stable throughout the the 2014 period, unlike the 2013 period where market prices dropped 15-20% during the quarter which required the posting of a lower of cost or market reserve in that period.
Segment Operating Income Percentage of Net Sales:
The 200 basis point increase in Specialty Phosphates US & Canada operating income margins for the three months ended September 30, 2014 compared with the same period in 2013 is due to decreased raw material costs, primarily phosphate rock, which increased margins 560 basis points and lower depreciation which increased margins by 30 basis points. This was partially offset by higher manufacturing and operating costs, including currency exchange, which decreased margins by 330 basis points, increased planned maintenance outage expenses which decreased margins by 30 basis points, lower average selling prices which decreased margins by 20 basis points and lower sales volume/mix which decreased margins by 10 basis points.
The 710 basis point increase in Specialty Phosphates Mexico operating income margins for the three months ended September 30, 2014 compared with the same period in 2013 is due to lower planned maintenance outage expenses which increased margins by 690 basis points, lower manufacturing cost which increased margins by 160 basis points, lower raw material costs which increased margins by 140 basis points, increased sales volume/mix which increased margins by 120 basis points and favorable exchange which increased margins by 60 basis points. This was partially offset by lower average selling prices which decreased margins by 310 basis points, higher depreciation which decreased margins by 90 basis points and higher operating cost which decreased margins by 60 basis points.
The 2,190 basis point increase in GTSP & Other operating income margins for the three months ended September 30, 2014 compared with the same period in 2013 is due to lower raw material cost which increased margins by 1,320 basis points, higher sales volume/mix which increased margins by 650 basis points, lower planned maintenance outage expenses which increased margins by 470 basis points and favorable exchange which increased margins by 30 basis points. This was partially offset by lower selling prices which decreased margins 510 basis points, higher manufacturing and operating costs which decreased margins by 340 basis points and higher depreciation which decreased margins by 170 basis points. Included in 2013 was expense for a lower of cost or market reserve which had a favorable impact on 2014 margins when compared to 2013 of 740 basis points.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 1.8% for the nine months ended September 30, 2014 when compared with the same period in 2013. Average selling prices decreased by 0.8%, primarily in Food & Technical Grade PPA which have been consistent throughout the year. Volumes decreased 1.0%, with 6.8% decreases in both Food & Technical Grade PPA and STPP & Detergent Grade PPA partially offset by increases in Specialty Ingredients.
Specialty Phosphates Mexico net sales increased 1.1% for the nine months ended September 30, 2014 when compared with the same period in 2013. Volumes increased 2.7%, primarily in Food & Technical Grade PPA as a result of improved operations, while selling prices decreased 1.6% due to increased competition in the Latin American export markets.
GTSP & Other net sales increased 6.6% for the nine months ended September 30, 2014 when compared with the same period in 2013. Volumes increased 18.8% while selling prices decreased 12.2% due to higher fertilizer market prices in the first half of 2013.
Segment Operating Income Percentage of Net Sales:
The 220 basis point increase in Specialty Phosphates US & Canada operating income margins for the nine months ended September 30, 2014 compared with the same period in 2013 is due to decreased raw material costs which increased margins 400 basis points and lower depreciation which increased margins by 50 basis points. This was partially offset by higher manufacturing and operating cost, including currency exchange, which decreased margins by 230 basis points, lower average selling prices which decreased margins by 70 basis points, lower sales volume/mix which reduced margins by 30 basis points and higher planned maintenance outage expenses which decreased margins by 20 basis points. Included in 2013 were elevated cost of goods sold for previously noted items which had a favorable effect on 2014 margins of 120 basis points when compared to the prior year period.
The 1,330 basis point increase in Specialty Phosphates Mexico operating income margins for the nine months ended September 30, 2014 compared with the same period in 2013 is due to lower raw material costs which increased margins by 430 basis points, lower planned maintenance outage expenses which increased margins by 240 basis points, lower manufacturing cost, including a favorable exchange effect, which increased margins by 250 basis points and increased sales volume/mix which increased margins by 100 basis points. This was partially offset by lower average selling prices which decreased margins by 160 basis points and higher depreciation which decreased margins by 110 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures and a revision of estimates for phosphate rock inventories which had a total favorable impact on 2014 margins of 580 basis points when compared to the prior year period.
The 470 basis point decrease in GTSP & Other operating income margins for the nine months ended September 30, 2014 compared with the same period in 2013 is due to lower raw material cost which increased margins by 990 basis points, higher sales volume/mix which increased margins by 690 basis points, lower planned maintenance outage expenses which increased margins by 180 basis points, a favorable exchange rate effect which increased margins by 50 basis points and lower depreciation which increased margins by 20 basis points. This was partially offset by lower selling prices which decreased margins 1,400 basis points, higher manufacturing and operating costs which lowered margins 320 basis points and the accrual of Geismar, La. contingent liabilities which lowered margins by 160 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures and a revision of estimates for phosphate rock inventories which had a total favorable impact on 2014 margins when compared to 2013 of 470 basis points and expense for a lower cost or market reserve which had a favorable impact on 2014 margins when compared to 2013 of 280 basis points. Also included in 2013 was a benefit of $7.2 million due to progress made in reducing the amount required to be paid to settle historical water duty claims by the Mexican authorities which had an unfavorable impact on 2014 margins when compared to 2013 of 1,270 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Nine months ended
	September 30, 2014	September 30, 2013
Operating Activities	$110.1	$74.0
Investing Activities	(21.3)	(30.3)
Financing Activities	(76.4)	(34.7)

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013
Net cash provided by operating activities was $110.1 million for the nine months ended September 30, 2014 as compared to $74.0 million for 2013, an increase of $36.1 million. The increase in operating activities cash resulted primarily from favorable changes of $18.2 million in net income as described earlier and $18.1 million from reduced working capital.
The favorable change in working capital is derived from it being a source of cash of $26.0 million in 2014 compared to a source in 2013 of $7.9 million, an increase in cash of $18.1 million. Favorable changes in other current liabilities of $23.4 million, of which $6.3 million related to a 2013 reduction in the CNA water claim payable, and $12.7 million in inventory, due to lower purified phosphoric acid inventories, were partially offset by unfavorable changes of $14.5 million in other current assets, mainly due to accelerate refunds of value added tax last year by our Mexican subsidiaries, $3.2 million in accounts payable, and $0.3 million in accounts receivable. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $2.2 million, $11.0 million, $0.2 million, $1.3 million, and $1.0 million as of September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, and September 30, 2013 respectively, was consistent with the last four quarters' average.
Net cash used for investing activities was $21.3 million for the nine months ended September 30, 2014, compared to $30.3 million for 2013, a decrease in spending of $9.0 million. The change is mainly due to $12.2 million lower capital spending at our Coatzacoalcos, Mexico manufacturing facility as we were making substantial investments in 2013 to improve the capability and reliability of that operation after suffering from premature equipment failures during the first half of 2013. This was partially offset by $2.8 million increased spending at our Nashville, TN facility.
Approximately three-quarters of the year-to-date September 2014 capital spending was for maintenance and the remaining 25% was for strategic growth initiatives. The majority of the strategic growth investments were focused on capacity expansions at Nashville as well as on improving capabilities, yields and capacity at Coatzacoalcos. Our expectation for 2014 capital expenditures is now in the $30-35 million range with the maintenance portion of these capital expenditures expected to be within the typical $20-$25 million range.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over the next three to four years. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals are successfully attained. Combined 2010 through 2013 expenditures on the exploration of the Baja California Sur concession deposits were approximately $3.8 million. Spending in 2014 will likely remain at the previous annual trend rate. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the nine months ended September 30, 2014, was a use of $76.4 million, compared to a use of $34.7 million in 2013, an increase in the use of cash of $41.7 million. This was largely due to $28.0 million decreased loan borrowings, $14.3 million increased stock repurchases, $5.0 million higher dividend payments, $1.1 million lower excess tax benefits from the exercise of stock options and $0.3 million lower stock option exercises, partially offset by $7.0 million decreased loan repayments.
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

On September 30, 2014, the Company had cash and cash equivalents outside the United States of $41.2 million, or 91% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States income taxes to repatriate these funds.
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
Under the share repurchase program approved by the Board of Directors in 2011, from time to time at management’s discretion, we will repurchase our common stock either through open market transactions, block purchases, private transactions or other means and will fund these transactions through existing liquidity and cash from operations. During the second quarter, the Company repurchased 112,002 shares of its common stock on the open market at an average price of $55.16 per share or $6.2 million. During the third quarter, the Company repurchased 137,781 shares of its common stock on the open market at an average price of 58.09 per share or $8.0 million. Also, in the early part of the fourth quarter, the Company repurchased approximately another 135,000 shares at an average price of $55.00 or $7.4 million.
The Company's Board of Directors declared an increase to its quarterly dividend to $0.48 per share starting in the third quarter of 2014.

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
At September 30, 2014, we had $93 million principal amount of variable-rate debt remaining on a term loan and a $225.0 million revolving credit facility, of which $35.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $187.7 million, taking into account $2.3 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $1 million (determined using level 2 inputs within the fair value hierarchy) as of September 30, 2014.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $28.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.3 million per year.
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
As of September 30, 2014 the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated October 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated October 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated October 29, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated October 29, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	October 29, 2014

INNOPHOS HOLDINGS, INC.

/s/ Robert Harrer
By:	Robert Harrer
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 29, 2014

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated October 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated October 29, 2014 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated October 29, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated October 29, 2014 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002