Form 10-K
period 2014-12-31
Innophos Holdings, Inc.
filed 2015-02-19
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC, 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.2 billion as of June 30, 2014, the last business day of the Registrant’s most recently completed second quarter (based on the Nasdaq Global Select Market closing price on that date).
As of February 6, 2015, the registrant had 21,263,114 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held May 22, 2015	III (Items 10, 11, 12, 13 and 14)

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
Our Company
Innophos commenced operations as an independent company in August 2004 after purchasing our North American specialty phosphates business from affiliates of Rhodia, S.A., or Rhodia, which has been a part of Solvay S.A. since 2011. In November 2006, we completed an initial public offering and listed our common stock for trading on the Nasdaq Global Select Market under the symbol “IPHS”.
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other specialty ingredients to supply a product range produced to stringent regulatory manufacturing standards and the quality demanded by customers worldwide. Many of Innophos’ products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture, performance or nutritional content of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.
The Company’s more recent acquisitions have focused on the bioactive mineral and nutritional ingredients sector. Bioactive mineral ingredients are mineral based ingredients for food, beverage and dietary supplement end markets that are manufactured to be readily digestible. Historically, Innophos has enjoyed a strong position in “macronutrients,” minerals such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. Through these acquisitions, the company now also has a strong position in “micronutrients” such as chromium, selenium, zinc and iron, small quantities of which are also essential to the human diet. The Company’s third acquisition, made in December 2012, was in the botanical and enzyme based specialty nutritional ingredients sector. As with the bioactive mineral ingredients, botanical and enzyme based specialty nutritional ingredients are important to our customers for their nutritional value and mineral, botanical and specialty phosphate ingredients are often formulated together. The acquisition, described below, together with Innophos’ existing strength in specialty phosphates, has created a strong position for Innophos in the attractive and high growth specialty nutritional ingredients market.
In October 2011, Innophos acquired 100% of the stock of KI Acquisition, Inc., the holding company of Kelatron Corporation (“Kelatron”), for a purchase price of approximately $21.0 million, subject to specified adjustments. Founded in 1975 and based in Ogden, Utah, Kelatron is a leading producer of technically advanced bioactive mineral ingredients, with a high quality base of customers in the dietary supplement and sports nutrition markets.
In July 2012, Innophos acquired 100% of the equity of AMT Labs, Inc. (“AMT”) and an affiliated real estate company holding all AMT real property for $27.0 million. Located in North Salt Lake, Utah, AMT has been manufacturing high quality bioactive mineral ingredients for the food, beverage, confectionary and dietary supplement industries for more than 20 years.
In December 2012, Innophos purchased all of the assets of Triarco Industries, Inc. (“Triarco”) for $45.0 million in cash plus $1.0 million in stock. Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage and dietary supplement industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important nutritional benefits and are often formulated with bioactive minerals and specialty phosphates.
In October 2013, Innophos purchased all of the assets of Chelated Minerals International, Inc. (“CMI”) for $5.0 million in cash. CMI, a privately held company based in Salt Lake City, Utah, has significant know-how in the manufacture and science of chelated minerals supplied to the human nutrition market.
The combined nutrition businesses generate annual revenues in excess of $50.0 million with attractive positions in high growth end markets. On December 31, 2014, AMT, Triarco and CMI were merged into Kelatron, which is now operating under the name Innophos Nutrition, Inc.
Key Product Lines
We have four principal product lines: (i) Specialty Ingredients; (ii) Food and Technical Grade Purified Phosphoric Acid, or PPA; (iii) Technical Grade Sodium Tripolyphosphate (STPP) & Detergent Grade PPA and (iv) Granular Triple Super Phosphate (GTSP) & Other. The first three product lines comprise our Specialty Phosphates reporting segments for US/Canada and Mexico, with GTSP & Other reported separately in a third reporting segment.

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
The table below presents a list of the main Specialty Ingredients sold by us in 2014:

Product	Description/End-Use Application

Sodium Aluminum Phosphate, Acidic and Basic (“SALP”)	Premier leavening agent for baking mixes, cakes, self-rising flours, baking powders, batter & breadings (acidic). Improves melting properties of cheese (basic).

Sodium Acid PyroPhosphate (“SAPP”)	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; provides moisture and color retention in poultry and meat.

Sodium HexaMetaPhosphate (“SHMP”)	Water treatment applications; anti-microbial and sequestrant in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate (“MCP”)	Leavening agent in double-acting baking powder; acidulant; buffering agent.

Calcium Acid Pyrophosphate (“CAPP”)	Calcium based, slow acting, multifunctional leavening acid used in a wide variety of baked goods

Dicalcium Phosphate (“DCP”)	Toothpaste abrasive; leavening agent; calcium fortification.

Tricalcium Phosphate (“TCP”)	Calcium and phosphorus fortifier in food and beverage applications (e.g., orange juice, cereals, and cheese); flow aid; additive in expandable polystyrene.

Pharma Calcium Phosphates (“A-Tab®”, “Di-Tab®”, “Tri-Tab®”)	Excipients in vitamins, minerals, nutritional supplements and pharmaceuticals.

Ammonium Phosphates (“MAP”, “DAP”)	High-end fertilizer products for horticultural use; flame retardant; cigarette additives; culture nutrient.

Potassium Phosphates (“TKPP”, “DKP”, “MKP”, “KTPP”)	Water treatment; sports drinks; buffering agent; improves tenderness in meat, seafood and poultry applications; horticulture applications.

Specialty Acids (e.g., Polyacid)	Additive improving performance properties of asphalt.

Sodium Blends (e.g., Sodium Tripolyphosphate (“STPP” (food grade)))	Ingredient improving yield, tenderness, shelf life, moisture and color retention in meat, seafood and poultry applications.

Other (Sodium Bicarbonate, Tetrasodium Pyrophosphate (“TSPP”), Mono, Di, & Trisodium Phosphates (“MSP”, “DSP”, “TSP”))	Baking powders; gelling agent in puddings; cheese emulsifiers.

Organic Mineral salts and blends including calcium, chromium, copper, iron, lithium, magnesium, manganese, phosphorous, potassium, selenium, strontium, vanadium, and zinc	Bioactive mineral nutrients used in a wide variety of fortified foods, beverages and dietary supplements.

Plant based botanical, enzyme and mineral nutrients	Fortification for food, beverage and sports nutrition.

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
Our major competitor in the downstream Specialty Ingredients is Israel Chemicals Limited, or ICL. We also compete with imports from Germany, Belgium, Israel and China.

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
Technical Grade Sodium Tripolyphosphate (STPP) & Detergent Grade PPA
STPP is a specialty phosphate derived from reacting phosphoric acid with a sodium alkali. STPP is a key ingredient in cleaning products, including industrial and institutional cleaners and automatic dishwashing detergents and consumer laundry detergents outside the U.S. In addition to its use in cleaning products, STPP is also used in water treatment, clay processing, and copper ore processing. The end use market for STPP is largely derived from consumer product applications. Detergent Grade PPA is a lower grade form of PPA used primarily in the production of STPP.
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
Our Industry
The North American marketplaces for each of our product lines have seen consolidation to two primary producers and several secondary suppliers. We consider the two key producers in each product category to be: (i) our Company and ICL in Specialty Ingredients; (ii) our Company and PCS in Food and Technical Grade PPA; and (iii) our Company and Mexichem in Technical Grade STPP. We are not a significant supplier to the GTSP fertilizer market. The production of specialty phosphates begins with phosphate rock, which can be processed in two alternative ways to produce PPA: (i) the thermal acid method, in which elemental phosphorus is combusted in a furnace and subsequently hydrated to produce purified phosphoric acid; or (ii) the purified wet acid method (PWA), in which mined phosphate rock is reacted with sulfuric acid to produce merchant green acid (agricultural grade phosphoric acid), which is then purified through solvent-based extraction into purified phosphoric acid. The conversion of merchant green acid into PPA is a technically complex and a capital-intensive process.
The thermal acid method of production is based on the electrolytic production of elemental phosphorus and is therefore electricity intensive, while phosphoric acid made by the purified wet acid process requires the use of significant amounts of sulfuric acid. The relative overall costs of the two methods depend on the availability and cost of their component processes, electricity and coke for the former and sulfur for the latter. PPA is reacted with appropriate mineral salts or inorganic compounds to produce various specialty phosphate salts or STPP as required. We currently use PPA manufactured via the wet acid process for all of our Specialty Ingredients manufacturing needs. Other alternative methods of production, such as a kiln-based thermal method, are under research and development which, if implemented, could add to the future capital needs of phosphate producers and change the competitive landscape in the industry.
Consolidation of producers has been most significant in the Specialty Ingredients market.

In addition to consolidation of producers, uneconomic production capacity has been eliminated in North America across all three major specialty phosphate product categories since 2000. For instance, in 2001, Rhodia closed its specialty salts and specialty acids plants in Buckingham, Quebec and Morrisville, Pennsylvania. In 2002, Vicksburg Chemical Company closed a specialty salts plant in Vicksburg, Mississippi. In 2003 and 2004, Astaris closed three manufacturing facilities, eliminating roughly 320,000 metric tons of capacity: a purified wet phosphoric acid plant in Conda, Idaho; a specialty salts plant in Trenton, Michigan; and an STPP plant in Green River, Wyoming. In January 2009, Mexichem closed its Coatzacoalcos facility eliminating approximately 50% of their estimated STPP capacity.
In June 2006, PCS started up a fourth PWA based PPA production train at its Aurora, NC facility, a capacity addition less than the estimated combined level of 2006 North American PPA imports and domestic PPA produced via the thermal process. The PCS capacity increase was also comparable in capacity to the Astaris Idaho plant closed in 2003 following a failed start-up.
Innophos also produces a wide range of botanical, enzyme and mineral based ingredients through a variety of production processes customized through spray drying, roller compactions, fine grinding, wet granulations, solvent extractions and custom blending resulting in more than 2,000 product formulations. The mineral industry is less consolidated than the specialty phosphates industry with Albion Minerals and Jost considered the leading competitors in mineral ingredients and Naturex and BI Nutraceuticals the leading competitors in botanical and enzyme ingredients, alongside a number of smaller producers.
Penetration from Imports
Over the past several years, we estimate that imports, including domestically located production facilities owned by foreign based organizations, have accounted for approximately 15-20% of the North American specialty phosphate market. This market share has been fairly stable for the last three years.
The following are the primary importers of PPA products and derivatives into North America: (i) Prayon SA, or Prayon, and Rotem Amfert Negev Ltd. (a subsidiary of ICL) for PPA, with Prayon primarily supplying acid to its specialty salts manufacturing facility in Augusta, Georgia; and (ii) various European, Chinese, and Israeli specialty phosphate manufacturers such as Chemische Fabrik Budenheim, Hubei Xingfa, Jiangyin Chengxing, Guangxi Mingli and BK Giulini Chemie GmbH & Co. (a subsidiary of ICL) for specialty ingredients and STPP.
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
For the years ended December 31, 2014, 2013 and 2012, we generated net sales of $839.2 million, $844.1 million and $862.4 million, respectively.
Raw Materials and Energy
We purchase a range of raw materials and energy sources on the open market, including phosphate rock, sulfur and sulfuric acid, agricultural grade phosphoric acid (also known as MGA), PPA, natural gas and electricity. To help secure supply, we purchase several of our key raw materials under long-term contracts generally providing for fixed or minimum quantities of materials, or purchase of our full requirements, and predetermined pricing formulae based on various market indices and other factors. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw material. Although we have acquired concessions in Mexico that could allow future development of our own phosphate reserves, we are not currently integrated vertically back to our sources of supply by ownership interests, joint ventures or affiliated companies, as a result of which raw materials acquisition at economical price levels is an important risk of our business. See the section entitled “Raw Materials Availability and Pricing” in Item 1A. Risk Factors of this Form 10-K.
Phosphate Rock and Merchant Green Acid (MGA). MGA is the main raw material for the creation of our downstream salts and acids. We purchase MGA for processing at our Geismar, LA facility through a long-term agreement with PCS. At our Coatzacoalcos facility in Mexico, we typically purchase phosphate rock in order to produce MGA internally; however, we can also process externally purchased MGA available from various suppliers globally. The Company has agreements with two preferred phosphate rock suppliers for 2015 to supply the Coatzacoalcos facility. In addition to these primary sources, the Company has options for other spot suppliers and will continue to qualify and develop additional sources for potential future supply.
Sulfur and Sulfuric Acid. Sulfur is the key raw material used in the production of Sulfuric Acid, a key raw material used in the production of merchant green acid by the wet method. We produce the vast majority of the sulfuric acid required to operate our Coatzacoalcos facility. The majority of the sulfuric acid required for the production of MGA by PCS Geismar is supplied by Solvay. Our U.S. needs for sulfuric acid and our Mexican needs for sulfur are handled through long term contracts with Solvay and Pemex-Gas y Petroquimica Basica, or PEMEX, respectively.
Purified Phosphoric Acid. The key raw material input for all of our downstream specialty phosphate salt and specialty phosphoric acid operations is PPA. We purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from PCS with whom we have a long-term supply contract. In 2014, Innophos produced approximately three quarters and purchased approximately one quarter of its total PPA supply.
Natural Gas and Electricity. Natural gas and electricity are used to operate our facilities and generate heat and steam for the various manufacturing processes. We typically purchase natural gas and electricity on the North American open market at so-called “spot rates.” From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. Though we did not do so in 2014 or 2013, in 2012 we did enter into an economic hedge for approximately 75% of our US & Canada natural gas requirements. We also seek to increase the energy efficiencies of our facilities and reduce costs through investments and ongoing continuous improvement projects.
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

•	creating new products to be used in new applications or to serve new markets;

•	providing customers with premier technical services as they integrate our ingredients into their products and manufacturing processes;

•	ensuring that our products are manufactured in accordance with our stringent regulatory, health and safety policies and objectives;

•	developing more efficient and lower cost manufacturing processes; and

•	expanding existing, and developing new, relationships with customers to meet their product engineering needs.
Our research expenditures were $4.6 million, $3.9 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Environmental and Regulatory Compliance
Certain of our operations involve manufacturing ingredients for use in food, nutritional supplement and pharmaceutical excipient products, and therefore must comply with stringent U.S. Food and Drug Administration, or FDA, or the U.S. Department of Agriculture, or USDA, similar regulatory controls of foreign jurisdictions where we operate, as well as good manufacturing practices and the quality requirements of our customers. In addition, our operations that involve the use, handling, processing, storage, transportation and disposal of hazardous materials are subject to extensive and frequently changing environmental regulation by federal, state, and local authorities, including the U.S. Federal Railroad Administration, or FRA, as well as regulatory authorities with jurisdiction over our foreign operations that now extend to Canada, Mexico and China. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require operating permits that are subject to renewal or modification. Violations of health and safety and environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of an operating permit, third-party claims for property damage or personal injury, or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Due to changes in health and safety and environmental laws and regulations, the time frames when those laws and regulations might be applied, and developments in environmental control technology, we cannot predict with certainty the amount of capital expenditures to be incurred for environmental purposes.
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
Further information, including the current status of significant environmental matters and the financial impact incurred for the remediation of such environmental matters, is included in Note 16, Commitments and Contingencies, of the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K, and in the section entitled “Environmental, Product Regulations and Sustainability Initiative Concerns” in Item 1A. Risk Factors of this Form 10-K.
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
Employees
As of December 31, 2014, we had 1,445 employees at our facilities worldwide, of whom 776 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2017 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 369 through April 21, 2016 at the Nashville facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2017 at the Chicago (Waterway) facility; the United Steelworkers, Local No. 6304 through April 30, 2017 at the Port Maitland, Ontario facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Gases, Similares y Conexos de la República Mexicana, at the Mexico facilities. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June 2016.

Executive Officers
The following table and biographical material present information about the persons serving as our executive officers:

Name	Age	Position
Randolph Gress	59	Chairman of the Board, Chief Executive Officer, President and Director
Robert Harrer	50	Vice President and Chief Financial Officer
William Farran	65	Vice President, General Counsel and Corporate Secretary
Charles Brodheim	51	Vice President, Corporate Controller and Information Technology
Louis Calvarin	51	Vice President, Strategy and Chief Risk Officer
Mark Feuerbach	55	Vice President, Investor Relations, Treasury, Financial Planning & Analysis
Joseph Golowski	53	Vice President, Global Specialty Phosphates
Gail Holler	56	Vice President, Human Resources
Abraham Shabot	53	Vice President, General Manager Mexico and Latin America
Mark Thurston	55	Vice President, Nutrition and Business Development
Susan Turner	61	Vice President, Quality and Regulatory
Biographical Material
Randolph Gress is Chairman of the Board, Chief Executive Officer, President and Director of Innophos. Mr. Gress joined Innophos as Chief Executive Officer and Director at the Company’s inception in 2004. Previously, Mr. Gress joined Rhodia in 1997 and held various positions including Global President of Rhodia’s Specialty Phosphates business and Vice President and General Manager of the Sulfuric Acid business. Prior to joining Rhodia, Mr. Gress spent fourteen years at FMC Corporation where he worked in various managerial capacities in Strategic Planning, Business, Operations and Supply Chain. From 1977 to 1980, Mr. Gress worked at Ford Motor Company in various capacities within the Plastics, Paint and Vinyl Division. Mr. Gress earned a B.S.E. in Chemical Engineering from Princeton University and an M.B.A. from Harvard Business School. Mr. Gress currently serves on the Board of Directors for Coeur Mining, Inc.
Robert Harrer is Vice President and Chief Financial Officer of Innophos. Mr. Harrer joined Innophos in March 2014. Prior to that, Mr. Harrer was with Avantor Performance Materials, Inc. (formerly Mallinckrodt Baker, Inc.) where he had served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer, since August 2010. Mr. Harrer moved to the United States in 2000 to join specialty chemicals company Rohm and Haas, first serving that company as Vice President and Chief Financial Officer of Rohm and Haas Electronic Materials, LLC and, over the following nine years, in various other financial leadership positions. When Dow Chemical acquired Rohm and Haas in 2009, Mr. Harrer became Controller of the new Advanced Materials division, and led the integration of the two finance organizations. At the end of 2009, Mr. Harrer became a business advisor to New Mountain Capital LLC, a New York-based private-equity company, which acquired Avantor Performance Materials, Inc. in August 2010. After starting his career as an auditor with Arthur Andersen & Co. GmbH in Stuttgart, Germany, Mr. Harrer joined Alcatel S.A., Paris, France, in 1993, serving as controller for several foreign locations, and, in 1997, he joined SKW Trostberg AG as Vice President and Chief Financial Officer for the Nature Products Division located in Paris, France. Mr. Harrer holds a master of business administration and mathematics from Albert Einstein University in Ulm, Germany.
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
Charles Brodheim is Vice President, Corporate Controller and Information Technology of Innophos. Mr. Brodheim joined Rhodia in 1988 and held various tax, accounting and business analyst positions within Rhodia. Mr. Brodheim was the North American Finance Director for Specialty Phosphates from 2000-2002. After 2002, Mr. Brodheim was a Finance Director for various Rhodia North American Enterprises, including its Eco-Services enterprise. Mr. Brodheim earned a B.B.A. degree in Finance/Accounting from Temple University and is a certified public accountant.

Louis Calvarin is Vice President, Strategy and Chief Risk Officer of Innophos. Dr. Calvarin joined Rhodia in France in 1986. Prior to his current role, Dr. Calvarin had been Vice President, Operations of Innophos since 2004. Prior to that, Dr. Calvarin held the positions of Director of Manufacturing and Engineering for Specialty Phosphates, Director of Manufacturing for Specialty Phosphates (U.S.), Mineral Chemicals Industrial Operations Manager for Home, Personal Care and Industrial Ingredients, and Projects Director for Paint, Paper and Construction Materials. Dr. Calvarin earned a Ph.D. degree in Chemical Engineering from the Ecole Nationale Superieure des Mines in France and graduated from Ecole Polytechnique in France.
Mark Feuerbach is Vice President, Investor Relations, Treasury, Financial Planning & Analysis and had previously served as Chief Financial Officer of Innophos from August 2004 through April 2005, from June through September 2009, and from July 2013 through March 2014. Mr. Feuerbach joined Rhodia in 1989 and was Global Finance Director of Specialty Phosphates from 2000 to 2004, including a two-year assignment in the U.K. immediately following the purchase of the phosphates business of Albright & Wilson. Prior to this assignment, Mr. Feuerbach was the Finance Director of Rhodia’s North American phosphates business from 1997 to 2000 and he previously held various finance positions in a number of Rhodia’s businesses. Prior to joining Rhodia, Mr. Feuerbach held various accounting and finance positions in both manufacturing and service companies. Mr. Feuerbach earned a B.A. in Business Administration/Accounting from Rutgers College and an M.B.A. in Finance/Information Systems from Rutgers Graduate School of Management.
Joseph Golowski is Vice President, Global Specialty Phosphates Business of Innophos. Joining Rhodia in 1989 in Market Development, Mr. Golowski has since then held progressive roles in Business Development, Sales, Marketing and Management. From 1997 through 2000, Mr. Golowski served as a Global Market Director for Rhodia Rare Earths based in Paris, France. Returning to the U.S., he became the North American Asset Manager for Phosphoric Acid and subsequently the Director of Sales for the Specialty Phosphate Business. This path brought him to be appointed Vice President of Sales in 2006 and ultimately to his current role. Mr. Golowski earned a B.S. in Ceramic Engineering from Rutgers University, College of Engineering.
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
Abraham Shabot is Vice President, General Manager Mexico and Latin America of Innophos. Mr. Shabot joined Innophos in July 2009. Prior to joining Innophos, he served as Managing Director of Kaltex Fibers, a leading acrylic fiber producer in the Americas, from 2007 to 2009. Before that, he held various positions in Sales and Business Development for Comex, a large Mexican building supplies manufacturer and distributor. In addition, he was Latin American Director for Polyone Corporation, a large publicly held manufacturer and distributor of plastic resin and rubber compounds. He earned a degree in Chemical Engineering from Iberoamericana University in Mexico City.
Mark Thurston is Vice President, Nutrition and Worldwide Business Development of Innophos and has served as President of Kelatron Corporation, now Innophos Nutrition, Inc., since November 2011. Previous to that, he was Vice President, Strategy and Worldwide Business Development and from 2004 to 2008 served as Vice President of Specialty Chemicals. Mr. Thurston joined Rhodia in 1985 working in Fine Organics and rose to serve as General Manager of Food Ingredients, North America from 2002 to 2004. Prior to that, he worked for Rhodia in various sales and marketing capacities. Mr. Thurston previously worked at RTZ Corp. as an assistant planning and marketing manager and an assistant production manager. Mr. Thurston earned a B.S. in Chemical Engineering from the University of Aston in Birmingham, England.
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
Available Information
The Securities and Exchange Commission (SEC) maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Risks Related to Our Business Operations
Raw Materials Availability and Pricing
Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, MGA, PPA and energy (principally natural gas and electricity). Our key raw materials are purchased under supply contracts that vary from long term multi-year supply arrangements to annual agreements. Pricing within contracts is typically set according to predetermined formulae dependent on price indices or market prices with pricing for some shorter term contracts set by negotiation with reference to market conditions. The prices we pay under some of these contracts will lag the underlying market prices of the raw material. Approximately 25% of our supply of these principal raw materials is bought under fixed annual pricing arrangements. Pricing for our remaining supply of raw materials typically adjusts in line with changes in market prices. As a general matter, we cannot be sure that the annual or other periodic contracts we have in place for our raw materials can be renewed on similar terms to those currently in place.
Various market conditions can affect the price and supply of our raw materials. The primary demand for both phosphate rock and sulfur, globally, is for fertilizer production. The costs of these materials are heavily influenced by demand conditions in the fertilizer market and freight costs, which historically have been volatile. Prices for both materials escalated rapidly during 2007 and 2008, declined during 2009, began to increase again through 2011 and subsequently declined again through 2013 before recovering in 2014. Increased raw material pricing may adversely affect our margins if we are not able to offset costs with sales price increases as we explain under “Price Competition” below.
We import phosphate rock for our Coatzacoalcos, Mexico site from multiple global suppliers. We are currently capable of successfully processing industrial scale quantities of phosphate rock from five separate suppliers, and we expect our requirements for 2015 to be met from these multiple suppliers. Previously, the Coatzacoalcos facility was supplied exclusively by OCP, S.A., a state-owned mining company in Morocco under a 1992 supply agreement that expired in September 2010. Although the Coatzacoalcos facility has made significant advances in its ability to handle alternative grades of rock without adversely affecting operating efficiency, further investment may be required to realize the full benefits of improved process flexibility. Accordingly, process efficiency issues may arise over longer time periods as the plant processes new sources of rock, necessitating further investment or changes in rock suppliers to maintain and improve our current plant processing capabilities. We cannot be sure that efficiency issues will not arise, or if they do, that our existing or other suppliers would be able to supply sufficient additional quantities or grades to meet our full requirements which may weaken our ability to maintain our existing levels of operations. Although the diversification of our supply base has reduced our dependence on any one supplier, overall tight demand conditions in the fertilizer market would mean that our purchases could be constrained should any major supplier experience a significant disruption in its ability to supply us with contracted volumes, for example, as a result of capacity constraints, political unrest, or adverse weather conditions in the areas where that supplier operates.
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

Most of our raw materials are supplied to us by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to maintain sufficient capability to meet changes in demand or quality, or to overcome unanticipated interruptions in their own sources of supply due to their suppliers' performance failures or from force majeure conditions, such as disaster, political unrest, may prevent them from continuing to supply raw materials as we require them, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources on a timely basis if required could result in increased costs, which may be material, in our operations or our inability to properly maintain our existing level of operations.
 Price Competition
We face significant competition in each of our markets. In some markets, our products are subject to price pressure due to factors such as competition from low-cost producers, import competition and regulation, increased attractiveness of the U.S. market because of a strong U.S. dollar, excess industry capacity and consolidation among our customers and competitors. The potential development of lower-cost processing technologies could also modify the competitive landscape. These developments, and particularly future expansions by one or more competitors, could have a negative effect on our pricing abilities. In addition, in the specialty chemicals industry, price competition is also based upon a number of other considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. Thus, new products or technologies developed by competitors may also have an adverse impact on our pricing capability. While we have a number of product quality improvement and product enhancement initiatives underway at any one time, we cannot assure that our efforts in maintaining differentiation will be successful.
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
Innophos has experienced more intense pricing pressures in markets, and for applications, where competing producers, particularly those located in China, have similar product offerings, established supply relationships, and potential cost advantages. Historically, this has occurred most frequently in markets such as South America where Innophos does not have local production capability and for less specialized products such as detergent grade STPP. Chinese phosphate producers generally utilize the “thermal” method, a process more heavily dependent on energy that may be cost advantaged compared to “wet” method producers (such as Innophos) during periods of low energy prices. In addition, North African and some Chinese producers are integrated back to developed reserves of phosphate rock, which also may provide cost advantages to them depending on the markets in which they choose to compete. If the relative competitiveness of Chinese and North African producers increases significantly, or they are successful in extending their product lines to more specialized product applications, pricing pressure on Innophos could increase significantly.
Environmental, Product Regulations and Sustainability Initiative Concerns
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials and some of our products are ingredients in foods, nutritional supplements or pharmaceutical excipients that are used in finished products consumed or used by humans or animals. As a result, we are subject to extensive and frequently changing environmental and other regulatory requirements and periodic inspection by federal, state, and local authorities, including the U.S. Environmental Protection Agency, or EPA, and the FDA, as well as other regulatory authorities, including the FRA, and those with jurisdiction over our foreign operations and product markets. Moreover, if we increase operations in other jurisdictions, such as we did in China where a new facility was completed in 2012, we will be subject to additional licensing tests for our facilities and operations and a regulatory environment with which we have little previous experience. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to renewal or modification. Violations of environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of operating permits, third-party claims for property damage or personal injury, or other costs.
Additional laws or regulations focused on phosphate-based products may be implemented in the future. For example, a number of states within the U.S. and Canada countrywide have moved to effectively ban the use of phosphate-based products in consumer automatic dishwashing detergents. The trade association that includes major manufacturers of consumer automatic dishwashing detergents has actively supported these efforts in the U.S. and Canada, with non-phosphate legislation becoming effective in July 2010. In addition, the European Union recently enacted legislation to effectively ban phosphates in consumer detergents with a first phase beginning 2013, and in Australia an industry-led voluntary phosphate ban was expected to take full effect in 2014. These trends and related changes in consumer preferences have already reduced our requirements for auto dish markets and we have responded with a shift in our capabilities to serve other food and industrial applications. Furthermore, although phosphates are still permitted for consumer detergent applications in many Latin American countries and other parts of the world, we cannot be sure that similar bans may not be implemented in some or all of these markets in the future. Additional demand restrictions may arise from producers reformulating to reduce or eliminate phosphate content, as was announced in early 2014 by a major consumer packaged goods manufacturer.
Additional laws, regulations or distribution policies focused on reduced use of other phosphate-based products could occur in the future. For example, some U.S. states, including New York, Kansas, Maryland, Illinois and South Dakota, continue to restrict or ban the use of polyphosphoric acid in asphalt road construction, while others have permitted its usage after a thorough evaluation (Georgia in 2012, South Carolina in 2014, and Nebraska in 2015) or are in the process of completing their long term evaluation (California and Colorado). If restrictions are instituted in multiple jurisdictions or throughout the U.S. and Canada, a significant impact on our business could occur.
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
International Operations
We have significant production operations in Mexico and Canada, and in 2012 we completed construction of our blending operation for food ingredients at a new facility in China which became operational in 2013. We continually evaluate business opportunities that may expand our operations to other areas beyond our current operations. We believe that revenue from sales outside the U.S. will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, the most notable being currency fluctuations and devaluations, economic and business conditions that differ from U.S. cycles, divergent social and political conditions that may become unsettled or even disruptive, communication and translation delays and errors due to cultural and language barriers and less predictable outcomes from differing legal and judicial systems. Until we gain familiarity with the risk environment on an ongoing basis, our risks in those regards are likely to be greatest as we ramp-up our business operations in China. Among the additional risks potentially affecting our Mexican operations are changes in local economic conditions, currency devaluations, potential disruption from socio-political violence in that country, and difficulty in contract enforcement due to differences in the Mexican legal and regulatory regimes compared to those of the U.S. Risks to our Canadian operations, though generally less than for Mexico, nevertheless include a differing federal and provincial regulatory environment from that in the U.S. and currency fluctuations and devaluations. In the event we establish operations in new regions, our exposures to risks from the noted causes and from other as yet unknown causes may increase.
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
As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act, or FCPA, which generally prohibit U.S. companies, their subsidiaries and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We sell many of our products in foreign countries through sales agents and distributors whose personnel are not subject to our disciplinary procedures. While we and our subsidiaries are committed to conducting business in a legal and ethical manner wherever we operate, and we communicate and seek to monitor compliance with our policies by all who do business with us, we cannot be sure that all our third party distributors or agents remain in full compliance with the FCPA or comparable local regulation at all times.
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

Contingency Planning
We operate a number of manufacturing facilities in the U.S., Canada, China and Mexico, and we coordinate company activities, including our sales, customer service, information technology systems and administrative services and the like, through headquarters operated in those countries. Our sites and those of others who provide services to them are subject to varying risks of disaster and follow on consequences, both man-made and natural, that could degrade or render inoperable one or more of our facilities for an extended period of time. Such disaster related risks and effects are not predictable with certainty and, although they can be mitigated, they cannot be completely prevented. We seek to mitigate our exposures to physical disaster events in a number of ways. For example, where feasible, we design and engineer the configuration of our plants and the associated supply chains to reduce the likelihood and consequences of disasters. We also have adopted certain contingency plans to guide operation in the event of disruption. Furthermore, we maintain insurance for our facilities (and in maintaining our supply chain require insurance to be maintained by others) against casualties, including extended business interruption, and we continually evaluate our risks and develop new and revised contingency plans for dealing with them and policies for avoiding them in the future. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those we have concluded most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.
Certain Financial Risks
Contingencies Affecting Dividends
After our common stock became publicly traded in 2006, our Board of Directors initiated a policy of paying regular quarterly cash dividends, subject to the availability of funds, legal and contractual restrictions and prudent needs of our business. We have maintained that policy and paid dividends continuously since that time, making payments that we believed were prudent and promoted stockholder value. However, we are a holding company that does not conduct any business operations of our own. As a result, we are normally dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and its intermediate parent or parents, to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by provisions of Delaware law and by direct or indirect limitations in our debt facilities. Further, as allowed by existing debt instruments, we may incur additional indebtedness that may restrict to an even greater degree, or prohibit, the payment of dividends on stock. We cannot be sure the level of our operations or agreements governing our current or future indebtedness will permit us to adhere to our current dividend policy, increase dividends, or pay any dividends at all, or that continued payment of dividends will remain prudent for our business in the future judgment of our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located in Cranbury, New Jersey, with manufacturing facilities strategically located throughout the United States, Canada, Mexico and China. We do not own and are not responsible for any closed U.S. or Canadian elemental phosphorus or phosphate production sites.

Facility Type	Location	Owned or Leased
Corporate Headquarters / Research & Development	Cranbury, NJ	Leased
Manufacturing	Coatzacoalcos, Mexico	Owned
Manufacturing	Chicago Heights, IL	Owned
Manufacturing	Nashville, TN	Owned
Manufacturing	Port Maitland, Canada	Owned
Manufacturing	Geismar, LA	Owned
Manufacturing	Ogden, UT	Leased
Manufacturing / Research & Development / Administrative	North Salt Lake, UT	Owned
Manufacturing	Salt Lake City, UT	Owned
Manufacturing	Green Pond, SC	Owned
Manufacturing	Paterson, NJ	Leased
Manufacturing	Chicago (Waterway), IL	Owned
Manufacturing	Mission Hills, Mexico	Leased
Manufacturing	Taicang City, China	Leased
Warehouse	Chicago Heights, IL	Owned
Administrative	Mexico City, Mexico	Leased
Administrative	Mississauga, Canada	Leased
Administrative / Research & Development	Ogden, UT	Owned
Administrative / Research & Development	Clifton, NJ	Leased
Administrative	Sao Paulo, Brazil	Leased

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 16 of Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in “Item 8. Financial Statements and Supplementary Data”.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Market Data
Our common stock has been listed and traded since November 2006 on the Nasdaq Global Select Market under the symbol “IPHS.”
Stock price comparisons:

	2014			2013
Quarter	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First	$56.70	$44.69	$0.40	$55.43	$46.50	$0.35
Second	57.82	51.33	0.40	54.68	47.17	0.35
Third	61.48	53.61	0.48	52.78	47.63	0.35
Fourth	59.59	52.83	0.48	56.75	46.00	0.40

The Company declared a $0.48 per share dividend in the first quarter of 2015.
The number of holders of record of our common stock at February 17, 2015 was 9,900.
Dividends

Consistent with the determination our Board of Directors made in December 2006, we continue to declare and pay quarterly dividends. Prior to 2011, the quarterly dividend was $0.17 per share of common stock which increased to $0.25 per share of common stock in 2011. Subsequently, the quarterly dividend was increased to $0.27 per share of common stock starting with the first quarter of 2012, $0.35 per share in October 2012, $0.40 per share in October 2013 and $0.48 per share in August 2014. Subject to action by the Board of Directors management’s present policy is to recommend dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, costs associated with being a public company, taxes and other costs. If our financial needs change, management’s recommendations concerning dividends may also change.
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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) **	(c)
Equity compensation plans approved by security holders	675,656	$32.63	1,466,605	*
Equity compensation plans not approved by security holders	—	$—	—
Total	675,656	$32.63	1,466,605
 ______________________

*
Includes in the total 164,695 shares of common stock available for future grant and issuance under our 2006 Long Term Equity Incentive Plan. The remaining shares shown in column (c) are attributable to our 2009 Long Term Incentive Plan.

**	In column (b), the weighted average exercise price is only applicable to stock options.
Issuer Purchases of Equity Securities
The Board of Directors authorized a new stock repurchase program, commencing January 1, 2015, pursuant to which the Registrant intends to acquire for cash in open market or private transactions from time to time up to $125 million of its common stock over the ensuing 12 months. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. The repurchase program will be funded through existing liquidity and cash from operations. Treasury stock is recognized at the cost to reacquire the shares. The 2011 repurchase program in which up to $50 million of the Company's common stock could be repurchased from time to time at management’s discretion was terminated on December 31, 2014. During the third quarter of 2011, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $40.93 per share or $6.1 million. During the third quarter of 2012, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $48.36 per share or $7.3 million. During the fourth quarter of 2013, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $47.45 per share or $7.1 million. During the second quarter of 2014, the Company repurchased 112,002 shares of its common stock on the open market at an average price of $55.16 per share or $6.2 million. During the third quarter of 2014, the Company repurchased 137,781 shares of its common stock on the open market at an average price of $58.09 per share or $8.0 million. During the fourth quarter of 2014, the Company repurchased 278,578 shares of its common stock on the open market at an average price of $54.92 per share or $15.3 million.

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

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of operations data:
Net sales	$839,186	$844,129	$862,399	$810,487	$714,231
Cost of goods sold	651,722	685,830	684,979	605,172	556,826
Gross profit	187,464	158,299	177,420	205,315	157,405
Operating expenses:
Selling, general and administrative	76,020	70,501	64,320	65,380	59,564
Research and development	4,649	3,928	3,107	2,923	2,405
Total operating expenses	80,669	74,429	67,427	68,303	61,969
Operating income	106,795	83,870	109,993	137,012	95,436
Interest expense, net	4,354	4,426	5,977	5,726	28,289
Foreign exchange losses (gains), net	5,085	3,197	(1,957)	875	659
Income before income taxes	97,356	76,247	105,973	130,411	66,488
Provision for income taxes	32,895	26,741	31,783	43,889	21,333
Net income	$64,461	$49,506	$74,190	$86,522	$45,155
Allocation of net income to common shareholders	$64,324	$49,442	$74,150	$86,522	$45,141
Per share data:
Income (loss) per share:
Basic	$2.96	$2.25	$3.40	$3.99	$2.11
Diluted	$2.91	$2.21	$3.30	$3.83	$2.02
Cash dividends declared	$1.76	$1.45	$0.89	$1.00	$0.68
Weighted average shares outstanding:
Basic	21,753,270	21,933,843	21,795,155	21,694,453	21,421,226
Diluted	22,121,903	22,345,980	22,475,881	22,578,567	22,359,447

	(Dollars in thousands)
	Year Ended December 31,
	2014	2013	2012	2011	2010
Other data:
Cash flows provided from (used in):
Operating activities	$126,781	$91,677	$100,535	$46,346	$75,958
Investing activities	(29,398)	(37,840)	(104,766)	(54,728)	(31,192)
Financing activities	(94,042)	(47,519)	(5,066)	(20,082)	(113,511)
Capital expenditures	27,955	33,415	33,060	34,195	31,192
Ratio of earnings to fixed charges (1)	15.7x	11.1x	14.1x	17.7x	3.2x
 ______________________

(1)
For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

	(Dollars in thousands)
	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance sheet data:
Cash and cash equivalents	$36,207	$32,755	$26,815	$35,242	$63,706
Accounts receivable	90,551	88,434	94,033	104,421	74,691
Inventories	184,621	181,467	163,606	169,728	123,182
Property, plant & equipment, net	198,988	201,985	195,723	187,421	191,948
Total assets	728,411	745,666	738,511	687,015	626,890
Total debt	136,005	163,009	176,000	152,000	149,000
Total stockholders’ equity	$463,007	$463,419	$444,323	$393,208	$330,716
Items included in the preceding tables which had a significant impact on results are summarized as follows:
2013 included the acquisition of CMI, increasing investing activities by approximately $5.0 million and an after tax benefit of $5.4 million ($7.2 million before tax) for the settlement of the CNA Fresh Water Claims. 2012 included the acquisitions of AMT and Triarco, increasing investing activities by approximately $72 million and an after tax benefit of $7.2 million ($7.1 million before tax) for the settlement with Rhodia on their liability for the charges to be paid the CNA for the Fresh Water Claims. 2011 included the acquisition of Kelatron, increasing investing activities by approximately $21 million. 2010 included an $11.7 million after tax charge ($20.0 million before tax) for the CNA Fresh Water Claims and a $7.1 million after tax charge ($10.8 million before tax) related to our debt refinancing.

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

2014 Overview
Our financial performance in 2014 was highlighted by:

•
Net sales of $839.2 million compared to $844.1 million for 2014, a decrease of $4.9 million mostly attributable to lower selling prices of $16.1 million which were partially offset by volume increases of $11.2 million attributable largely to GTSP;

•	Specialty Phosphates operating income and margin improvements of $22.2 million and 310 basis points, respectively, primarily on improved operating performance at the Coatzacoalcos, Mexico facility;

◦
Mexico performance highlighted by continued sequential yield improvements each quarter which ultimately reached a 660 basis point improvement in the fourth quarter 2014 compared to the first quarter 2013 low;

•	Net income of $64.5 million or $2.91 per share (diluted);

•
A 39% improvement in net cash provided from operations to $126.9 million, which was invested in capital expenditures, debt repayments and returns to stockholders through increased dividends and share repurchases;

•	Capital expenditures of $29.4 million with approximately 70% spent on maintenance and 30% spent on strategic growth investments focused on:

◦	capacity expansions at Nashville;

◦	improving capabilities, yields and capacity at Coatzacoalcos;

•
Increased quarterly dividend rate by 20% to $0.48/share for the third quarter payment leading to total year dividends of $1.76/share paid on the common stock in 2014, an increase of 21% over the $1.45/share paid in 2013;

•	Repurchase of 528,361 shares of common stock for $29.5 million, exhausting the 2011 program capacity and representing more than four times the amount spent on buybacks in any previous year;

•	Announced a new common stock buyback program targeting $125 million of repurchases in 2015.

Recent Trends and Outlook

Specialty Phosphates volumes were better than expected in the fourth quarter 2014 compared to the prior year period. The main contributors were INNOVALT® sales for asphalt markets, which were up 49% for the quarter and finished up 24% for the full year compared to 2013, a recovery in nutrition sales which were up 14% year-over-year and 16% sequentially, and Cal-Rise® volumes which were up 5% year-over-year for the quarter and 10% the for full year. These positive effects, however, were overshadowed by lower volumes from reduced US/Canada PPA availability, lower export sales, continued weak market demand and increased competitive pressures from imports given the recent strength in the US dollar. This resulted in a net 1% decline overall in Specialty Phosphates volumes for the fourth quarter 2014 compared to the prior year period. Export sales were down 8% year-over-year for the fourth quarter primarily due to reduced demand in Chinese seafood markets and shipment delays caused by the dockworkers slowdown affecting US West Coast ports. These negative fourth quarter events reduced the year to date September export growth rate of 7% to a full year growth rate of just 2%.
Due to the second half volume softness, Specialty Phosphates full year 2014 volume was flat compared to 2013, which was slightly better than an expected decline of 1-2% the company projected in its third quarter 2014 earnings release. Specialty Phosphates volumes are expected to grow by 2-3% for full year 2015 compared to 2014 based on the recovery of the PPA business and continued contributions from innovation and geographic expansion. However, market demand in the US and Canada home markets is not expected to recover from second half 2014 levels.
Specialty Phosphates operating income margins were 13% for the fourth quarter 2014, above the high end of the expected 11-12% range, leading to full year 2014 margins at the mid-point of the 14-15% range that had been targeted since the beginning of 2014. The sequential increase in cost of goods sold for higher raw material prices and lower production rates was $3 million compared to the expected $5 million due to higher year-end inventory levels, so the residual $2 million expense is expected to hit the US & Canada P&L in the first quarter 2015. This, combined with a planned maintenance outage in Coatzacoalcos that typically occurs every 12 to 18 months and typically costs $2-3 million, is expected to reduce Specialty Phosphates margins by approximately 100 basis points sequentially for the first quarter 2015.
Full year 2015 Specialty Phosphates operating margins are expected to be in the 13-14% range. The margin decline is primarily caused by a $6 million cost increase on the one annual PPA supply contract that reset on January 1, 2015. Given the increased attractiveness of the US market because of the strong US dollar, the current selling price environment won’t allow for price increases to cover this cost increase. Despite this temporary setback on margins, the cash flow generation capability of the business remains strong.
Fertilizer market prices showed some decline early in the fourth quarter 2014, but then quickly rebounded back to third quarter 2014 levels. Market phosphate rock prices were fairly stable sequentially in the fourth quarter 2014 and are expected to remain stable for the first quarter 2015. Sulfur market prices decreased 5% sequentially in the fourth quarter 2014, but increased 14% for the first quarter 2015.
GTSP & Other recorded a $1 million operating loss for the fourth quarter 2014, which was within the expected range. The Company expects a similar operating result of between break even and a $1 million operating loss during the first quarter 2015.
Net debt (total long-term debt (including any current portion) less cash and cash equivalents) increased sequentially by $17 million in the fourth quarter 2014 to $100 million primarily due to $15 million of share repurchases.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Net sales	$839.2	100.0	844.1	100.0	862.4	100.0
Cost of goods sold	651.7	77.7	685.8	81.2	685.0	79.4
Gross profit	187.5	22.3	158.3	18.8	177.4	20.6
Operating expenses:
Selling, general and administrative	76.0	9.1	70.5	8.4	64.3	7.5
Research & development	4.7	0.6	3.9	0.5	3.1	0.4
Income from operations	106.8	12.7	83.9	9.9	110.0	12.8
Interest expense, net	4.4	0.5	4.4	0.5	6.0	0.7
Foreign exchange losses (gains), net	5.0	0.6	3.3	0.4	(2.0)	(0.2)
Other income	—	—	—	—	—	—
Provision for income taxes	32.9	3.9	26.7	3.2	31.8	3.7
Net income	$64.5	7.7	$49.5	5.9	74.2	8.6

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2014 were $839.2 million, a decrease of $4.9 million, or 0.6%, as compared to $844.1 million for the same period in 2013. Specialty Phosphates sales were down 2.0% or $15.6 million with prices lower by 1.6% or $12.2 million and volumes lower by 0.4% or $3.4 million. The price decrease was due to increased competition in the Latin American export markets and the increased attractiveness of the U.S. market because of the strong U.S. dollar, and was seen across all product lines but most meaningfully on a relative basis in Food & Technical Grade PPA. Volumes were relatively flat for the current period compared to the same period last year on weak market demand, with declines in STPP & Detergent Grade PPA and Food & Technical Grade PPA, primarily the result of second half supply issues in the U.S., being mostly offset by an increase in Specialty Ingredients. GTSP & Other sales were up 15.9% or $10.6 million with volumes higher by 21.7% or $14.5 million but prices lower 5.8% or $3.9 million.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the year ended December 31, 2014 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(1.3)%	(0.9)%	(2.2)%
Specialty Phosphates Mexico	(2.6)%	1.2%	(1.4)%
Total Specialty Phosphates	(1.6)%	(0.4)%	(2.0)%
GTSP & Other	(5.8)%	21.7%	15.9%
Total	(1.9)%	1.3%	(0.6)%
The following table illustrates for the year ended December 31, 2014 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(1.5)%	0.1%	(1.4)%
Food & Technical Grade PPA	(2.3)%	(1.2)%	(3.5)%
STPP & Detergent Grade PPA	(0.7)%	(3.0)%	(3.7)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2014 was $187.5 million, an increase of $29.2 million, or 18.4%, as compared to $158.3 million for the same period in 2013. Gross profit percentage increased to 22.3% for the year ended December 31, 2014 versus 18.8% for the same period in 2013. Gross profit in 2014 was favorably affected by $33.5 million lower raw material costs, primarily phosphate rock, a net $3.3 million decrease in planned maintenance outage expense mainly at our Coatzacoalcos, Mexico manufacturing facility, $3.9 million favorable sales volume effects, $2.5 million favorable exchange rate from Mexican peso and Canadian dollar based costs, and $0.3 million lower depreciation. These favorable effects were partially offset by $16.1 million lower selling prices, $7.1 million higher manufacturing costs, and $0.9 million for the accrual of Geismar, LA contingent liabilities. Included in 2013 were $15.4 million in elevated cost of goods sold, of which $7.9 million related to Mexico manufacturing issues, $2.4 million related to demurrage on raw material purchases and other inventory related costs, $2.3 million related to an out of period adjustment on a long term supply agreement, $2.1 million related to a revision of estimates for phosphate rock inventories in Mexico and $0.7 million related to acquisition accounting expenses. Also included in 2013 was a benefit of $7.2 million for settlement of historical water duty claims by the Mexican authorities and expense of $1.6 million for a lower of cost or market reserve recorded in GTSP.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the year ended December 31, 2014 were $80.7 million, an increase of $6.3 million, or 8.5%, as compared to $74.4 million for 2013. The increase is due to $4.7 million higher employee related expenses for short-term incentive and stock compensation, $1.0 million higher professional service fees, and a $0.6 million increase in all other costs.
Operating Income
Operating income for the year ended December 31, 2014 was $106.8 million, an increase of $22.9 million, or 27.3%, as compared to $83.9 million for the same period in 2013. Operating income percentages increased to 12.7% for 2014 from 9.9% for 2013.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2014 was $4.4 million, unchanged from $4.4 million for the same period in 2013.
Foreign Exchange
Foreign exchange for the year ended December 31, 2014 was a loss of $5.0 million as compared to a loss of $3.3 million for 2013. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US dollar strengthened throughout 2014 versus the Mexican Peso and the Canadian Dollar, the remeasurement of the net foreign asset denominated balances contributed to a net foreign exchange loss for 2014. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The income tax rate was 34% for the year ended December 31, 2014 compared to 35% for the same period in 2013. The variance in the effective tax rate is primarily due to increased taxable income in lower tax rate jurisdictions, changes in uncertain income tax position benefits which decreased the effective tax rate by 2% from the prior year and proposed civil penalties related to environmental matters at our Geismar facility which increased the effective tax rate by 1%.
Net Income
Net income for the year ended December 31, 2013 was $64.5 million, an increase of $15.0 million as compared to $49.5 million for the same period in 2013, due to the factors described above.

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
Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA and STPP & Detergent Grade PPA. Innophos Nutrition which consists of Kelatron, AMT, Triarco and CMI are included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment:

	2014	2013	2012
Segment Net Sales
Specialty Phosphates US & Canada	$594,446	$607,578	$569,816
Specialty Phosphates Mexico	167,423	169,851	187,743
Total Specialty Phosphates	761,869	777,429	757,559
GTSP & Other	77,317	66,700	104,840
Total	$839,186	$844,129	$862,399
Net Sales % Growth
Specialty Phosphates US & Canada	(2.2)%	6.6%
Specialty Phosphates Mexico	(1.4)%	(9.5)%
Total Specialty Phosphates	(2.0)%	2.6%
GTSP & Other	15.9%	(36.4)%
Total	(0.6)%	(2.1)%
Segment Operating Income
Specialty Phosphates US & Canada	$81,762	$76,802	$86,002
Specialty Phosphates Mexico	28,887	11,677	21,913
Total Specialty Phosphates	110,649	88,479	107,915
GTSP & Other (a) (b)	(3,854)	(4,609)	2,078
Total	$106,795	$83,870	$109,993
Segment Operating Income % of net sales
Specialty Phosphates US & Canada	13.8%	12.6%	15.1%
Specialty Phosphates Mexico	17.3%	6.9%	11.7%
Total Specialty Phosphates	14.5%	11.4%	14.2%
GTSP & Other (a) (b)	(5.0)%	(6.9)%	2.0%
Total	12.7%	9.9%	12.8%
Depreciation and amortization expense
Specialty Phosphates US & Canada	$24,264	$26,537	$23,214
Specialty Phosphates Mexico	9,416	7,200	14,578
Total Specialty Phosphates	$33,680	33,737	37,792
GTSP & Other	1,781	1,724	4,542
Total	$35,461	$35,461	$42,334

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

Segment Net Sales:

Specialty Phosphates US & Canada net sales decreased 2.2% for the year ended December 31, 2014 when compared with the same period in 2013. Average selling prices decreased by 1.3%, primarily in Food & Technical Grade PPA early in the year and Specialty ingredients later in the year when the US dollar strengthened considerably against the Euro. Volumes decreased 0.9% primarily due to weak demand, second half PPA supply issues that limited availability for Food & Technical Grade PPA sales and some further reformulation in STPP & Detergent Grade PPA. These volume declines were partially offset by increases in Specialty Ingredients due to a strong recovery in the INNOVALT® asphalt business which grew 24% compared to 2013. In 2013 net sales increased 6.6% for the year ended December 31, 2013 when compared with the same period in 2012. Volumes increased 6.9% due to a benefit of 5.8% from the AMT and Triarco acquisitions and 1.1% growth in the core business, with actual volumes shipped up 3.1% but mix down 2.0%. The unfavorable mix primarily occurred in our INNOVALT® product line for asphalt markets that were significantly affected by low government spending and a number of weather related events. Selling price decreased 0.3% primarily due to sales mix.
Specialty Phosphates Mexico net sales decreased 1.4% for the year ended December 31, 2014 when compared with the same period in 2013. Selling prices decreased 2.6% mainly due to increased competition in the Latin American export markets. Volumes increased 1.2%, primarily in Food & Technical Grade PPA, as a result of improved operations and production output. In 2013 net sales decreased 9.5% for the year ended December 31, 2013 when compared with the same period in 2012. Volumes decreased 7.6% as the business experienced operating issues from premature equipment failure in the first half of 2013 which limited production and therefore sales. Selling prices decreased 1.9% primarily from a price reset upon the renewal of a long term contract.
GTSP & Other net sales increased 15.9% for the year ended December 31, 2014 when compared with the same period in 2013. Volumes increased 21.7% while selling prices decreased 5.8% due to higher fertilizer market prices in the first half of 2013. In 2013 net sales decreased 36.4% for the year ended December 31, 2013 when compared with the same period in 2012. Volumes decreased 25.3% and selling prices decreased 11.1% due to weak second half fertilizer market demand which resulted in a sharp decline in second half 2013 market selling prices to levels last recorded in early 2010.
Segment Operating Income Percentage of Net Sales:
The 120 basis point increase in Specialty Phosphates US & Canada operating income margins for the year ended December 31, 2014 compared with the same period in 2013 is due to decreased raw material costs, PPA and MGA, which increased margins 320 basis points and lower depreciation which increased margins by 40 basis points. This was partially offset by higher manufacturing and operating cost, including currency exchange, which decreased margins by 210 basis points, lower average selling prices which decreased margins by 110 basis points, and higher planned maintenance outage expenses which decreased margins by 10 basis points. Included in 2013 were elevated cost of goods sold for previously noted items which had a favorable effect on 2014 margins of 90 basis points when compared to the prior year period. The 250 basis point decrease in Specialty Phosphates US & Canada for the year ended December 31, 2013 compared with the same period in 2012 is primarily due to increased costs of goods sold in 2013 compared to an inventory lag benefit in the first quarter 2012 which decreased margins by 220 basis points, elevated cost of goods sold in the first quarter 2013 for revisions in inventory accounting estimates, an out of period adjustment related to a long term supply agreement, demurrage on raw material purchases and acquisition accounting expenses which decreased margins by 100 basis points, and lower selling prices which decreased margins by 30 basis points. Lower fixed costs in the core business increased margins by 50 basis points and higher volumes increased margins by 50 basis points.
The 1,040 basis point increase in Specialty Phosphates Mexico operating income margins for the year ended December 31, 2014 compared with the same period in 2013 is due to lower raw material costs such as phosphate rock, which increased margins by 530 basis points, lower planned maintenance outage expenses which increased margins by 180 basis points, lower manufacturing and operating cost, including favorable currency exchange, which increased margins by 240 basis points, and increased sales volume/mix which increased margins by 40 basis points. This was partially offset by lower average selling prices which decreased margins by 250 basis points and higher depreciation which decreased margins by 130 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures and a revision of estimates for phosphate rock inventories which had a total favorable impact on 2014 margins of 430 basis points when compared to the prior year period. The 480 basis point decrease in Specialty Phosphates Mexico for the year ended December 31, 2013 compared with the same period in 2012 is primarily due to higher cost of goods sold for first half 2013 manufacturing issues and a revision of estimates for phosphate rock inventories which decreased margins by 400 basis points, lower selling prices which decreased margins by 170 basis points, lower sales volume which decreased margins by 20 basis points, increased fixed costs which decreased margins by 630 basis points, and increased turnaround cost at our Coatzacoalcos manufacturing facility decreased margins by 20 basis points. Lower raw material costs increased margins by 370 basis points and lower depreciation increased margins by 390 basis points.

The 190 basis point increase in GTSP & Other operating income margins for the year ended December 31, 2014 compared with the same period in 2013 is due to lower raw material cost, phosphate rock, which increased margins by 760 basis points, higher sales volume/mix which increased margins by 760 basis points, lower planned maintenance outage expenses which increased margins by 150 basis points, a favorable exchange rate effect which increased margins by 70 basis points, and lower operating expenses which increased margins by 10 basis points. This was partially offset by lower selling prices which decreased margins 660 basis points, higher manufacturing costs which lowered margins 320 basis points, the accrual of Geismar, LA contingent liabilities which lowered margins by 130 basis points, and higher depreciation which decreased margins by 10 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures and a revision of estimates for phosphate rock inventories which had a total favorable impact on 2014 margins when compared to 2013 of 400 basis points and expense for a lower cost or market reserve which had a favorable impact on 2014 margins when compared to 2013 of 240 basis points. Also included in 2013 was a benefit of $7.2 million due to progress made in reducing the amount required to be paid to settle historical water duty claims by the Mexican authorities which had an unfavorable impact on 2014 margins when compared to 2013 of 1,080 basis points. The 890 basis point decrease in GTSP & Other for the year ended December 31, 2013 compared with the same period in 2012 is primarily due to lower selling prices which decreased margin by 1,220 basis points, a lower of cost or market reserve which decreased margins by 150 basis points, lower sales volumes which decreased margins by 340 basis points, and increased turnaround cost at our Coatzacoalcos manufacturing facility decreased margins by 20 basis points. Lower raw material costs, mainly from lower rock and sulfur market prices, increased margins by 520 basis points, lower depreciation added 270 basis points, and lower fixed costs increased margins by 50 basis points.
Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2014	2013	2012
Operating Activities	$126.8	$91.7	$100.5
Investing Activities	(29.4)	(37.8)	(104.8)
Financing Activities	(94.0)	(47.5)	(5.1)
Effect of foreign exchange rate changes	0.1	(0.4)	0.9

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Net cash provided by operating activities was $126.8 million for the year ended December 31, 2014 as compared to $91.7 million for 2013, an increase of $35.1 million. The increase in operating activities cash resulted primarily from favorable changes of $15.0 million in net income as described earlier, $17.7 million from reduced working capital, and $2.4 million in non-cash adjustments to income.
The favorable change in working capital is derived from it being a source of cash of $21.0 million in 2014 compared to a source in 2013 of $5.0 million, an increase in cash of $16.0 million. Favorable changes in other current liabilities of $11.8 million, of which $6.3 million related to a 2013 reduction in the CNA water tax claim payable, $15.3 million in inventory, primarily due to a significant build in 2013 inventory levels, and $11.9 million in accounts payable were partially offset by unfavorable changes of $15.0 million in other current assets, mainly due to refunds of value added tax last year by our Mexican subsidiaries, and $8.0 million in accounts receivable. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $0.9 million, $2.2 million, $11.0 million, $0.2 million, and $1.3 million as of December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, and December 31, 2013, respectively, was consistent with the last four quarters' average.
Total inventories increased $3.2 million from December 2013 levels resulting in days of inventory on hand increasing to 103 days. The following chart shows its historical performance:

	2014	2013	2012
Inventory Days on Hand	103	96	86

Net cash used for investing activities was $29.4 million for the year ended December 31, 2014, compared to $37.8 million for 2013, a decrease in spending of $8.4 million. The change is mainly due to $9.4 million lower capital spending at our Coatzacoalcos, Mexico manufacturing facility as we were making substantial investments in 2013 to improve the reliability of that operation after suffering from premature equipment failures during the first half of 2013, and $4.4 million due to the acquisition of CMI in 2013. This was partially offset by $2.9 million increased capital spending at our Nashville, TN facility and $2.4 million for the migration of the Nutrition businesses acquired since November 2011 onto our IT systems.
Approximately 70% of the 2014 capital spending was for maintenance and the remaining 30% was for strategic growth initiatives. The majority of the strategic growth investments were focused on capacity expansions at Nashville, as well as on improving capabilities, yields and capacity at Coatzacoalcos. Our expectation for 2015 capital expenditures is approximately $35 million.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over the next three to four years. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals are successfully attained. Combined 2010 through 2014 expenditures on the exploration of the Baja California Sur concession deposits were approximately $5.0 million. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the year ended December 31, 2014, was a use of $94.0 million, compared to a use of $47.5 million in 2013, an increase in the use of cash of $46.5 million. This was largely due to $54.0 million decreased loan borrowings, $22.5 million increased stock repurchases, $6.5 million higher dividend payments, $1.8 million lower excess tax benefits from the exercise of stock options, and $1.5 million lower stock option exercises partially offset by $40.0 million decreased loan repayments.
Although it had no outstanding debt for the applicable period except attributable to its senior bank credit facilities, Innophos and its subsidiaries and affiliates may from time to time seek to acquire or otherwise retire outstanding debt through public or privately negotiated transactions, exchanges or otherwise. Debt repurchases or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material.

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
Net cash provided by operating activities was $91.7 million for the year ended December 31, 2013 as compared to $100.5 million for 2012, a decrease of $8.8 million. The decrease in operating activities cash resulted primarily from unfavorable changes of $24.7 million in net income, as described earlier, and $6.9 million lower depreciation, mostly offset by favorable changes of $20.4 million in working capital, $1.1 million in other long term assets and liabilities and $1.3 million in non-cash adjustments to income.
The favorable change in working capital is derived from it being a source of cash of $5.0 million in 2013 compared to a use of cash of $15.4 million in 2012, an increase in cash of $20.4 million. Collections improved on the backlog of value added tax, or VAT, refunds due the Company from the Mexican government; however, this was offset by an inventory build due to increased requirements in Mexico to support improved production performance. Accounts receivable was a $5.9 million source of cash in 2013 compared to a $13.0 million source of cash in 2012, and remained at a consistent trend as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $1.3 million, $1.0 million, $1.6 million, $15.3 million and $4.3 million as of December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively. In October 2013, our Mexican subsidiary received their 2012 income tax refund of approximately $8.7 million.
Total inventories increased $17.9 million from December 2012 levels resulting in days of inventory on hand increasing to 96 days. The following chart shows its historical performance:

	2013	2012	2011
Inventory Days on Hand	96	86	102

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
In August 2011, the Company announced a share repurchase program for Company common stock of up to $50 million. During the third quarter of 2011, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $40.93 per share or $6.1 million. During the third quarter of 2012, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $48.36 per share or $7.3 million. During the fourth quarter of 2013, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $47.45 per share or $7.1 million. As of December 31, 2013, there was a balance of $29.5 million remaining under the repurchase program.
Indebtedness
Total debt was $136.0 million as of December 31, 2014. Short term and long term debt net of cash was $99.8 million as of December 31, 2014, a decrease of $30.4 million, or 23.3% from the December 31, 2013 level.
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
Simultaneously with initiating the new senior credit facility, Innophos entered into an interest rate swap with a swap start date of December 31, 2012, swapping the LIBOR exposure on $100.0 million of floating rate debt under the new senior facility to a fixed rate to maturity obligation of 0.9475% plus the applicable margin on the debt expiring on December 21, 2017. The fair value of this interest rate swap is an asset of approximately $0.6 million as of December 31, 2014.

In December, 2014, Innophos amended its existing credit agreement to remove restricted payments from the definition of the fixed charge coverage ratio, thus providing enhanced capacity for higher levels of share buybacks expected under the $125 million share repurchase program for 2015.
As indicated elsewhere, the Company has increased the quarterly dividend on its common stock to an annual rate of $1.92 per share starting with the third quarter 2014 payment. That policy may change and is subject to numerous conditions and variables. See the section entitled “Dividends” in Item 5 of this Form 10-K.
On December 31, 2014, the Company had cash and cash equivalents outside the United States of $30.7 million, or 85% of the Company's balance. Further, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States taxes to repatriate these funds.
The Company’s available financial resources allow for the continuation of dividend payments, share repurchases, pursuit of acquisition projects and further geographic expansion initiatives. We further believe that on-hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.
In April 2013, the Company paid $4.4 million to settle the 2005-2008 Mexican CNA Water Tax Claims under an amnesty program governed by the Mexican government.
Capital Expenditures

Capital expenditures were $29 million for 2014. Approximately 70% of the full year spending was for maintenance and the remaining 30% was for strategic growth initiatives. The majority of the strategic growth investments were focused on capacity expansions at Nashville, as well as on improving capabilities, yields and capacity at Coatzacoalcos. Our expectation for 2015 capital expenditures is approximately $35 million.
Contractual Obligations and Commercial Commitments
The following table sets forth our long-term contractual cash obligations as of December 31, 2014 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Term loan and revolver borrowings (1)	$136,000	$4,000	$4,000	$4,000	$124,000	$—	$—
Future Service Pension Benefits	11,689	760	917	1,038	1,127	1,212	6,635
Other (2)	284,002	96,313	62,563	62,563	62,563	—	—
Operating Leases	28,391	6,349	4,650	3,903	3,080	2,619	7,790
Total contractual cash obligations	$460,082	$107,422	$72,130	$71,504	$190,770	$3,831	$14,425
 ______________________

(1)	Amounts exclude interest payments. Interest on the $136.0 million current balance of the term loan and revolver borrowings at current rates would be approximately $3.2 million annually.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to allowance for bad debts, distributor incentives and rebates, the recoverability of long-lived assets, including amortizable intangible assets, goodwill, depreciation and amortization periods, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Our market capitalization during fourth quarter of 2014 exceeded the book value of our equity.
Our reporting units for goodwill purposes are Specialty Phosphates United States, Specialty Phosphates Canada, Specialty Phosphates Mexico, Kelatron, AMT, Triarco, CMI and GTSP & Other. As of December 31, 2014, the fair values of our reporting units were substantially greater than their carrying values.

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

•
Performance share awards which entitle the holder to receive, at the end of a performance cycle, a number of shares of Innophos common stock, within a range of shares from zero to a specified maximum (generally 200%), calculated using a combination of performance indicators as defined solely by reference to the Company’s own activities. Amounts equivalent to dividends will accrue over the performance period and are paid on performance share awards when vested and distributed.

•	Annual stock retainer grants, which entitle independent members of the Board of Directors to receive a number of shares of the Company’s common stock equal to a fixed retainer value.
The fair value of the options granted during 2014, 2013 and 2012 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected volatility	50.1%	50.4%	53.2%
Dividend yield	3.2%	2.8%	2.4%
Risk-free interest rate	2.0%	1.0%	1.3%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of stock options	$20.15	$19.99	$20.41

Since Innophos Holdings, Inc. was a newly public entity and had limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options prior to 2009 was based on peer group historical volatility data equaling the expected term. Since 2009, the Company has chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility average of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of its stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.
Pension and Post-Retirement Costs / Post-Employment Plan
The Company maintains both defined contribution plans and noncontributory defined benefit pension plans that together cover all U.S. and Canadian employees.
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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $86 thousand. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $175 thousand.
Recently Issued Accounting Standards
New accounting standards effective in 2014 are described in the Recent Accounting Pronouncements section in Note 1 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”.

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
At December 31, 2014, we had $92.0 million principal amount of term loan debt and a $225.0 million revolving credit facility, of which $44.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $179.1 million, taking into account $1.9 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility in December of 2012, we entered into an interest rate swap with a swap start date of December 31, 2012, swapping the LIBOR exposure on $100 million of floating rate debt under the new senior facility to a fixed rate to maturity obligation of 0.9475% expiring in December 2017. The fair value of this interest rate swap is an asset of approximately $0.6 million as of December 31, 2014.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $36.0 million outstanding borrowings as floating rate debt (not included in the swap) under our credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.4 million per year.
From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. Though we did not do so in 2014 or 2013, in 2012 we did enter into an economic hedge for approximately 75% of our 2012 U.S. & Canada natural gas requirements.
We do not currently, but may from time to time, hedge our currency rate risks.
We believe that our concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. No customer accounted for more than 10% of our sales in the last 3 years.
Foreign Currency Exchange Rates
The U.S. Dollar is the functional currency of the Canadian and Mexican operations. Accordingly, these operations’ monetary assets and liabilities are remeasured at current exchange rates, non-monetary assets and liabilities are remeasured at historical exchange rates, and revenue and expenses are remeasured at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities. All transaction gains and losses are included in net income.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Innophos Holdings, Inc:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Innophos Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013 Edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 19, 2015

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$36,207	$32,755
Accounts receivable, net	90,551	88,434
Inventories	184,621	181,467
Other current assets	60,135	81,961
Total current assets	371,514	384,617
Property, plant and equipment, net	198,988	201,985
Goodwill	84,373	84,373
Intangibles and other assets, net	73,536	74,691
Total assets	$728,411	$745,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,003	$4,002
Accounts payable, trade and other	53,137	38,717
Other current liabilities	34,806	34,613
Total current liabilities	91,946	77,332
Long-term debt	132,002	159,007
Other long-term liabilities	41,456	45,908
Total liabilities	$265,404	$282,247
Commitments and contingencies (note 16)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,447,058 and 22,327,670; outstanding 21,480,334 and 21,893,137 shares	21	22
Paid-in capital	124,558	120,046
Common stock held in treasury, at cost (966,724 and 434,533 shares)	(49,284)	(19,599)
Retained earnings	390,525	364,515
Accumulated other comprehensive loss	(2,813)	(1,565)
Total stockholders' equity	463,007	463,419
Total liabilities and stockholders' equity	$728,411	$745,666

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Year Ended December 31,
	2014	2013	2012
Net sales	$839,186	$844,129	$862,399
Cost of goods sold	651,722	685,830	684,979
Gross profit	187,464	158,299	177,420
Operating expenses:
Selling, general and administrative	76,020	70,501	64,320
Research & development expenses	4,649	3,928	3,107
Total operating expenses	80,669	74,429	67,427
Operating income	106,795	83,870	109,993
Interest expense, net	4,354	4,426	5,977
Foreign exchange losses (gains)	5,085	3,197	(1,957)
Income before income taxes	97,356	76,247	105,973
Provision for income taxes	32,895	26,741	31,783
Net income	$64,461	49,506	74,190
Net income attributable to common shareholders	$64,324	$49,442	$74,150
Per share data (see Note 12):
Income per share:
Basic	$2.96	$2.25	$3.40
Diluted	$2.91	$2.21	$3.30
Weighted average shares outstanding:
Basic	21,753,270	21,933,843	21,795,155
Diluted	22,121,903	22,345,980	22,475,881

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $221, ($825), and $71)	$(360)	$1,345	$(114)
Change in pension and post-retirement plans, (net of tax $377, ($1,359), and $572)	(888)	3,026	(827)
Other comprehensive (loss) income, net of tax	$(1,248)	$4,371	$(941)
Comprehensive income	$63,213	$53,877	$73,249

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance December 31, 2011	21,620	$22	$292,144	$106,037	$(4,995)	$393,208
Net income			74,190			74,190
Other comprehensive loss, (net of tax $643)					(941)	(941)
Proceeds from stock award exercises and issuances	340			(2,255)		(2,255)
Share-based compensation				1,912		1,912
Excess tax benefits from exercise of stock options				3,931		3,931
Common stock repurchases	(150)			(7,254)		(7,254)
Restricted stock forfeitures	21			1,000		1,000
Dividends declared			(19,468)			(19,468)
Balance, December 31, 2012	21,831	$22	$346,866	$103,371	$(5,936)	$444,323
Net income			49,506			49,506
Other comprehensive loss, (net of tax $(2,184))					4,371	4,371
Proceeds from stock award exercises and issuances	217			(759)		(759)
Share-based compensation				2,174		2,174
Excess tax benefits from exercise of stock options				2,849		2,849
Common stock repurchases	(150)			(7,118)		(7,118)
Treasury stock reissued for acquisition of business	(5)			(70)		(70)
Dividends declared			(31,857)			(31,857)
Balance, December 31, 2013	21,893	$22	$364,515	$100,447	$(1,565)	$463,419
Net income			64,461			64,461
Other comprehensive income, (net of tax $598)					(1,248)	(1,248)
Proceeds from stock award exercises and issuances	119			160		160
Share-based compensation				3,280		3,280
Excess tax benefits from exercise of stock options				1,071		1,071
Common stock repurchases	(528)	(1)		(29,482)		(29,483)
Restricted stock forfeitures	(4)			(202)		(202)
Dividends declared			(38,451)			(38,451)
Balance, December 31, 2014	21,480	$21	$390,525	$75,274	$(2,813)	$463,007

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$64,461	$49,506	$74,190
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	35,461	35,461	42,334
Amortization of deferred financing charges	526	559	884
Deferred income tax provision	2,846	1,484	167
Share-based compensation	3,280	2,174	1,912
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,087)	5,913	13,018
(Increase) decrease in inventories	(3,054)	(18,348)	12,212
Decrease (increase) in other current assets	11,761	26,806	(21,551)
Increase in accounts payable	14,195	2,248	1,928
Increase (decrease) in other current liabilities	213	(11,624)	(20,984)
Changes in other long-term assets and liabilities	(821)	(2,502)	(3,575)
Net cash provided from operating activities	126,781	91,677	100,535
Cash flows used for investing activities:
Capital expenditures	(27,955)	(33,415)	(33,060)
Acquisition of businesses, net of cash acquired	—	(4,425)	(71,706)
Acquisition of intangible assets	(1,443)	—	—
Net cash used for investing activities	(29,398)	(37,840)	(104,766)
Cash flows from financing activities:
Proceeds from exercise of stock options	160	1,650	528
Long-term debt borrowings	9,000	63,007	333,000
Long-term debt repayments	(36,004)	(76,000)	(309,000)
Deferred financing costs	(191)	—	(1,461)
Excess tax benefits from exercise of stock options	1,071	2,849	3,931
Common stock repurchases	(29,684)	(7,188)	(7,254)
Dividends paid	(38,394)	(31,837)	(24,810)
Net cash used for financing activities	(94,042)	(47,519)	(5,066)
Effect of foreign exchange rate changes on cash and cash equivalents	111	(378)	870
Net change in cash	3,452	5,940	(8,427)
Cash and cash equivalents at beginning of period	32,755	26,815	35,242
Cash and cash equivalents at end of period	$36,207	$32,755	$26,815

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
Innophos commenced operations as an independent company in August 2004 after purchasing our North American specialty phosphates business from affiliates of Rhodia, S.A., or Rhodia, which has been a part of Solvay S.A. since 2011. In November 2006, we completed an initial public offering and listed our common stock for trading on the Nasdaq Global Select Market under the symbol “IPHS”.

•
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

•
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

•
In December 2012, Innophos purchased all of Triarco Industries, Inc., ("Triarco"), assets for $44.8 million in cash plus $1 million in shares of common stock. Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage, dietary supplement and nutraceutical industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important benefits in growing markets such as sports nutrition, dietary supplements and fortified beverages.

•
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
These prior period adjustments are not material to the financial results of the previously issued annual financial statements or the current financial statements.

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
Other Intangible Assets
Other intangible assets, which consist of developed technology, customer relationships, trade names, a non-compete agreement, patents, licenses and software, are amortized on a straight-line basis over their estimated useful lives which can be up to twenty years.
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
Foreign Currency Translation
The U.S. dollar is the functional currency of the Canadian and Mexican operations. Accordingly, these operations monetary assets and liabilities are remeasured at current exchange rates, non-monetary assets and liabilities are remeasured at historical exchange rates. Revenue and expenses related to monetary assets and liabilities are remeasured at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities. All translation gains and losses are included in net income.

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
Income Taxes
The Company’s significant subsidiaries are the Company's United States subsidiaries which file a consolidated U.S. tax return, the Company's Mexican subsidiaries which file a consolidated Mexico tax return and the Company's Canadian subsidiary which files a separate Canadian tax return. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.
Deferred tax assets are assessed for realizability and a valuation allowance is provided if a portion of the associated tax benefit is not expected to be realized.
If any material uncertain tax positions arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. Other than the assessments disclosed in Note 15, Income Taxes, as of December 31, 2014, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
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
In June 2014, the FASB issued guidance which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for the interim and annual periods beginning on or after December 15, 2015; early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.
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
In January 2015, the FASB issued new accounting rules which remove the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The new rules will be effective for us in the first quarter of 2016. We do not anticipate the adoption of the new accounting rules will have a material impact on the our financial position, results of operations and related disclosures.
2. Acquisitions:
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
The final purchase price allocation for CMI resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

CMI
Cash	$97
Accounts receivable	299
Inventory, including fair value adjustment of $20	125
Property, plant and equipment	1,092
Goodwill	1,265
Intangible assets	2,348
Accounts payable	(69)
Other current liabilities	(57)
Total	$5,100
The intangible assets acquired with CMI include the following:

	Useful life (years)	CMI
Customer relationships	10	$1,761
Developed technology	7	353
Trade name	5	211
Non-compete agreement	3	23
		$2,348
The CMI transaction was treated as an asset purchase for U.S. federal tax purposes. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition and will be included in the Specialty Phosphates US segment. The Company expects the goodwill created to be deductible for tax purposes.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Pro forma financial information (unaudited):
The following unaudited pro forma information presents the combined results of operations for the twelve months ended December 31, 2013 as if the acquisition of CMI had been completed on January 1, 2013. The unaudited pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations.

Year Ended
December 31,
2013
Revenues	$845,610
Net income	$49,571
Income per common share - Basic	$2.26
Income per common share - Diluted	$2.22

3. Inventories:
Inventories consist of the following:

	2014	2013
Raw materials	$60,697	$60,157
Finished products	111,600	108,334
Spare parts	12,324	12,976
	$184,621	$181,467

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2014 and December 31, 2013 were $12,626 and $13,857, respectively.

4. Other Current Assets:
Other current assets consist of the following:

	2014	2013
Creditable taxes (value added taxes)	$18,124	$24,257
Vendor inventory deposits (prepaid)	9,483	14,820
Prepaid income taxes	12,658	12,269
Deferred income taxes	12,647	22,078
Prepaid insurance	2,109	2,329
Other	5,114	6,208
	$60,135	$81,961

5. Property, Plant and Equipment, net:
Property, plant and equipment, at cost, consist of the following:

		2014			2013
	Useful life (years)	Gross	Accumulated Depreciation	Net Book Value	Gross	Accumulated Depreciation	Net Book Value
Land	-	$19,213	$—	$19,213	$19,213	$—	$19,213
Land improvements -	3-15	10,825	8,749	2,076	10,424	8,361	2,063
Buildings and improvements -	2-9	9,450	9,235	215	9,433	9,141	292
	10	11,491	6,599	4,892	11,112	5,506	5,606
	14-16	12,103	7,319	4,784	11,950	6,528	5,422
	20	35,551	11,681	23,870	32,982	9,876	23,106
	25-40	22,209	5,358	16,851	22,193	4,605	17,588
Machinery & Equipment -	1-4	15,865	11,665	4,200	14,416	7,677	6,739
	5	38,141	25,769	12,372	32,486	22,467	10,019
	6	49,201	49,171	30	49,201	49,161	40
	7	53,183	36,805	16,378	50,607	32,908	17,699
	8	163,697	141,469	22,228	158,171	135,164	23,007
	9	26,684	26,221	463	26,691	26,144	547
	10	10,159	4,366	5,793	8,384	3,493	4,891
	11	12,079	11,431	648	12,856	10,496	2,360
	12-13	11,603	10,000	1,603	11,606	9,029	2,577
	15	76,309	26,104	50,205	69,807	22,315	47,492
	16-25	1,737	890	847	2,245	806	1,439
Construction-in-progress	-	12,320	—	12,320	11,885	—	11,885
		$591,820	$392,832	$198,988	$565,662	$363,677	$201,985

Depreciation expense, excluding depreciation expense in changes of inventory, was $31,156, $28,147 and $37,930 in 2014, 2013 and 2012, respectively. Depreciation expense in changes of inventory was $(2,866), $327 and $(184), in 2014, 2013 and 2012, respectively. The carrying value of capitalized software, included in machinery and equipment, was $12,302, $15,374 and $21,572 for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively.

6. Goodwill:

	Specialty Phosphates US	Specialty Phosphates Canada	Specialty Phosphates Mexico	GTSP & Other	Total
Balance, December 31, 2012	$38,639	$2,530	$38,584	$3,355	83,108
Investment in CMI	1,265	—	—	—	1,265
Balance, December 31, 2013	$39,904	$2,530	$38,584	$3,355	$84,373
Balance, December 31, 2014	$39,904	$2,530	$38,584	$3,355	$84,373

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	2014	2013
Developed technology and application patents, net of accumulated amortization of $21,894 for 2014 and $19,015 for 2013	7-20	24,381	25,817
Customer relationships, net of accumulated amortization of $13,054 for 2014 and $10,295 for 2013	5-15	25,758	28,517
Trade names and license agreements, net of accumulated amortization of $7,573 for 2014 and $6,198 for 2013	5-20	10,088	11,463
Non-compete agreement, net of accumulated amortization of $954 for 2014 and $796 for 2013	3-10	379	537
Total intangibles		$60,606	$66,334
Deferred financing costs, net of accumulated amortization of $2,178 for 2014 and $1,652 for 2013 (see note 9)		$1,673	$2,008
Other tax assets		7,013	—
Other assets		4,244	6,349
Total other assets		$12,930	$8,357
		$73,536	$74,691

Amortization expense for intangibles was $7,171, $6,987 and $4,567 in 2014, 2013 and 2012, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2015	2016	2017	2018	2019
Intangible amortization expense	$7,129	$7,127	$6,912	$6,769	$6,229

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.
In 2013, the Company acquired $2.3 million of intangible assets as part of its acquisition of Chelated Minerals International, LLC. (see Note 2).

8. Other Current Liabilities:
Other current liabilities consist of the following:

	2014	2013
Payroll related	$12,703	$8,680
Taxes other than income taxes	5,057	5,610
Benefits and pensions	6,640	7,240
Freight and rebates	4,346	3,960
Income taxes	1,302	4,368
Other	4,758	4,755
	$34,806	$34,613

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:
Short-term borrowings and long-term debt consist of the following:

	2014	2013
Term loan due 2017	$92,000	$96,000
Revolver borrowings under the credit facility	44,000	67,000
Capital leases	5	9
Total borrowings	$136,005	$163,009
Less current portion	4,003	4,002
Long-term debt	$132,002	$159,007

In August 2010, Innophos entered into a Credit Agreement (the “Credit Agreement”) with a group of lenders (collectively, the “Lenders”). This agreement was amended and restated on December 21, 2012 increasing the Company's borrowing capacity, reducing interest rates extending the maturity to December 21, 2017. The agreement was again amended on December 18, 2014. This latest amendment deletes the requirement that Restricted Payments (as defined in the Credit Agreement) be deducted from the Consolidated EBITDA for purposes of determining the Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The latest amendment also provides the Companies with additional flexibility to make certain Restricted Payments (as defined in the Credit Agreement), including the repurchase by the Registrant of its stock, provided that the Companies satisfy certain financial requirements.
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
(c) “Fixed Charge Coverage Ratio” greater than or equal to 1.25 to 1.00.
As of December 31, 2014, the Accessible Borrowing Availability was 179.1 million and the Total Leverage Ratio, Senior Leverage Ratio, and Fixed Charge Coverage Ratio calculated in accordance with the agreement were 0.98, 0.98 and 3.15, respectively.
As of December 31, 2014, the Company was in full compliance with all debt covenant requirements.
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
Fees and expenses incurred in 2012 with the amended and restated Credit Agreement were approximately $1.5 million. Additional fees and expenses incurred in 2014 with the latest amendment were approximately $0.2 million. The amounts above were recorded as deferred financing costs and are being amortized, along with the residual value of the initial fees and expenses incurred in 2010, over the term of the Credit Agreement using the effective interest method.
As of December 31, 2014, $92.0 million was outstanding under the Term Loan and $44.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate, Level 2 input within the fair value hierarchy, with total availability at 179.1 million, taking into account $1.9 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.4%.
Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt under the new senior facility to a fixed rate to maturity obligation of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $0.6 million as of December 31, 2014.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Innophos and its subsidiaries and affiliates may from time to time seek to acquire or otherwise retire outstanding debt through public or privately negotiated transactions, exchanges or otherwise. Debt repurchases or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material.
Total interest paid by the Company for all indebtedness for 2014, 2013 and 2012 was $4,060, $4,622 and $5,432.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Year Ended December 31,
	2014	2013	2012
Interest expense	$3,977	$5,271	$5,419
Deferred financing cost	526	559	884
Interest income	(40)	(1,049)	(65)
Less: amount capitalized for capital projects	(109)	(355)	(261)
Total interest expense, net	$4,354	$4,426	$5,977

10. Other Long-Term Liabilities:
Other long-term liabilities consist of the following:

	2014	2013
Deferred income taxes	$24,400	$32,110
Pension and post retirement liabilities	10,714	11,175
Uncertain tax positions	2,798	—
Environmental liabilities	1,100	1,100
Other liabilities	2,444	1,523
	$41,456	$45,908

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

•
Performance share awards which entitle the holder to receive, at the end of a performance cycle, a number of shares of the Company’s common stock, within a range of shares from zero to a specified maximum (generally 200%), calculated using a combination of performance indicators as defined solely by reference to the Company’s own activities. The performance shares generally vest at the end of a three year performance cycle and the number of shares distributable depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to dividends will accrue over the performance period and are paid on performance share awards when vested and distributed.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2014	2013	2012
Stock options	$1,346	$1,002	$1,436
Restricted stock	1,066	676	236
Performance shares	598	196	(120)
Stock grants	270	300	360
Total stock-based compensation expense	$3,280	$2,174	$1,912

A summary of restricted stock activity during the three years ended December 31, 2014, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	—	$—
Granted	14,370	50.12
Released	—	—
Forfeited / Surrendered	(110)	50.12
Outstanding at December 31, 2012	14,260	$—
Outstanding at January 1, 2013	14,260	$50.12
Granted	25,890	54.59
Released	(1,932)	50.12
Forfeited / Surrendered	(5,154)	52.65
Outstanding at December 31, 2013	33,064	$53.22
Outstanding at January 1, 2014	33,064	$53.22
Granted	26,821	55.49
Released	(5,720)	52.81
Forfeited / Surrendered	(3,829)	53.13
Outstanding at December 31, 2014	50,336	$54.49

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of stock option activity during the three years ended December 31, 2014, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	900,142	$18.55
Granted	39,683	50.12	20.41
Forfeited / Surrendered	(37,238)	16.62
Exercised	(181,165)	9.34
Outstanding at December 31, 2012	721,422	$22.69
Exercisable at December 31, 2012	545,829	$17.92
Outstanding at January 1, 2013	721,422	$22.69
Granted	63,672	54.59	19.99
Forfeited / Surrendered	(23,389)	39.69
Exercised	(92,977)	20.63
Outstanding at December 31, 2013	668,728	$25.34
Exercisable at December 31, 2013	556,747	$20.60
Outstanding at January 1, 2014	668,728	$25.34
Granted	77,391	20.15
Forfeited / Surrendered	(33,387)	21.58
Exercised	(87,412)	14.52
Outstanding at December 31, 2014	625,320	$30.87
Exercisable at December 31, 2014	498,719	$24.91

The fair value of the options granted during 2014, 2013 and 2012 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected volatility	50.1%	50.4%	53.2%
Dividend yield	3.2%	2.8%	2.4%
Risk-free interest rate	2.0%	1.0%	1.3%
Expected term	6	6	6
Weighted average grant date fair value of stock options	$20.15	$19.99	$20.41

Prior to 2009, since Innophos Holdings, Inc. was a newly public entity and had limited historical data on the price of its publicly traded shares, the expected volatility for the valuation of its stock options and performance shares was based solely on peer group historical volatility data equaling the expected term. The Company has chosen a blended volatility which consists of 50% historical volatility average of a peer group and 50% historical volatility of Innophos. The expected term for the stock options is based on the simplified method since the Company has limited data on the exercises of stock options. These stock options qualify as “plain vanilla” stock options in accordance with SAB 110. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	209,570	29.08
Granted (at targeted return on invested capital)	43,106	50.12
Forfeited	—	—
Vested	(138,781)	25.68
Adjustment to estimate of shares to be earned	(113,895)	41.19
Outstanding at December 31, 2012	—	$—
Outstanding at January 1, 2013	—	$—
Granted (at targeted return on invested capital)	43,091	54.59
Forfeited	(4,854)	54.59
Vested	—	—
Adjustment to estimate of shares to be earned	(25,848)	54.59
Outstanding at December 31, 2013	12,389	$54.59
Outstanding at January 1, 2014	12,389	$54.59
Granted (at targeted return on invested capital)	44,698	55.49
Forfeited	—	—
Vested	—	—
Adjustment to estimate of shares to be earned	(12,389)	54.59
Outstanding at December 31, 2014	44,698	$55.49

The total intrinsic value of options exercised and stock grants during 2014, 2013 and 2012 was $5.2 million, $4.7 million and $8.3 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2014 was $17.4 million and $16.7 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Restricted Stock	Stock Options	Performance Based
Amount	$1,417	$1,466	$1,665
Weighted-average years to be recognized	1.5	1.5	2.0
The Board of Directors authorized a new stock repurchase program, commencing January 1, 2015, pursuant to which the Registrant intends to acquire for cash in open market or private transactions from time to time up to $125 million of its common stock over the ensuing 12 months. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. The repurchase program will be funded through existing liquidity, including possible borrowings from the Senior Credit Facility, and cash from operations. Treasury stock is recognized at the cost to reacquire the shares. The 2011 repurchase program in which up to $50 million of the Company's common stock could be repurchased from time to time at management’s discretion was terminated on December 31, 2014.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Year Ended December 31,
	2014	2013	2012
Net income	64,461	49,506	74,190
Less: earnings attributable to unvested shares	(137)	(64)	(40)
Net income available to common shareholders	$64,324	$49,442	$74,150
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	21,753,270	21,933,843	21,795,155
Dilutive effect of stock equivalents	368,633	412,137	680,726
Diluted number of weighted average common shares outstanding	22,121,903	22,345,980	22,475,881
Earnings per common share:
Earnings per common share—Basic	$2.96	$2.25	$3.40
Earnings per common share—Diluted	$2.91	$2.21	$3.30

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 313,794, 330,420 and 40,696 for the years ended 2014, 2013 and 2012, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Dividends
The following is the dividend activity for 2014, 2013 and 2012:

	2014
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.40	$0.40	$0.48	$0.48	$1.76
Dividends declared – aggregate	8,766	8,780	10,477	10,371	$38,394
Dividends paid – per share	0.40	0.40	0.48	0.48	$1.76
Dividends paid – aggregate	8,766	8,780	10,477	10,371	$38,394

	2013
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.35	$0.35	$0.35	$0.40	$1.45
Dividends declared – aggregate	7,641	7,685	7,694	8,817	$31,837
Dividends paid – per share	0.35	0.35	0.35	0.40	$1.45
Dividends paid – aggregate	7,641	7,685	7,694	8,817	$31,837

	2012
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.27	$0.27	$—	$0.35	$0.89
Dividends declared – aggregate	5,885	5,891	—	7,629	$19,405
Dividends paid – per share	0.25	0.27	0.27	0.35	$1.14
Dividends paid – aggregate	5,405	5,885	5,891	7,629	$24,810

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

14. Pension Plans and Postretirement Benefits:
Innophos maintains both defined contribution plans and noncontributory defined benefit pension plans that together cover substantially all U.S. and Canadian employees.
In the United States, salaried and hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Union-represented hourly employees, at our Nashville site, are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay. On April 26, 2007, the Company and the Union for the hourly employees at our Nashville facility agreed that it would freeze its defined benefit pension plan (the “Plan”) as of August 1, 2007. The accrual of additional benefits or increase in the current level of benefits under the Plan ceased as of August 1, 2007, after which the Nashville union employees now participate in the Company’s existing non-contributory defined contribution benefit plan. All plans were established by Innophos in 2004.
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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $86. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $175.
The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2014 are as follows:

	Pension	Other Benefits	Total
Prior service cost	$361	$—	$361
Net actuarial loss (gain)	4,379	(618)	3,761
Transition obligation	—	119	119

The changes in benefit obligations recognized in other comprehensive loss during 2014 and 2013 are as follows:

	Pension Benefits		Other Benefits		Total
	2014	2013	2014	2013	2014	2013
Change in accumulated other comprehensive income
Amortization of net gain	$(99)	$(366)	$55	$(36)	$(44)	$(402)
Amortization of prior service cost / transition obligation	(94)	(101)	(28)	(29)	(122)	(130)
Net loss (gain)	1,724	(2,905)	(293)	(948)	1,431	(3,853)
Total change in accumulated other comprehensive income	1,531	(3,372)	(266)	(1,013)	1,265	(4,385)
Deferred taxes	(431)	992	54	367	(377)	1,359
Net amount recognized	$1,100	$(2,380)	$(212)	$(646)	$888	$(3,026)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

U.S. Plans
Obligations and Funded Status—U.S. Plans At December 31

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Accumulated benefit obligation	$2,904	$2,459	$4,308	$3,991
Change in benefit obligation
Benefit obligation at beginning of year	$2,459	$2,719	$3,991	$4,435
Service cost	—	—	289	337
Interest cost	119	105	168	149
Actuarial (gain) loss	369	(329)	25	(803)
Benefits paid	(43)	(36)	(165)	(127)
Benefit obligation at end of year	$2,904	$2,459	$4,308	$3,991
Change in plan assets
Fair value of plan assets at beginning of year	$1,872	$1,561	$—	$—
Actual return on plan assets	119	212	—	—
Employer contributions	150	135	165	127
Benefits paid	(43)	(36)	(165)	(127)
Fair value of plan assets at end of year	$2,098	$1,872	$—	$—
Funded status of the plan	$(806)	$(587)	$(4,308)	$(3,991)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(241)	(217)
Noncurrent liabilities	(806)	(587)	(4,067)	(3,774)
Net amounts recognized	$(806)	$(587)	$(4,308)	$(3,991)
Amounts recognized in accumulated other comprehensive income
Prior service (credit) cost	$—	$—	$—	$—
Net actuarial loss (gain)	620	248	(582)	(676)
Total amount recognized	$620	$248	$(582)	$(676)
Deferred taxes	(236)	(94)	221	257
Net amount recognized	384	154	(361)	(419)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$—	$—	$—	$289	$337	$327
Interest cost	119	105	110	168	149	161
Expected return on plan assets	(122)	(111)	(110)	—	—	—
Amortization of:
Prior service cost	—	—	—	—	—	(67)
Actuarial loss (gain)	—	50	14	(69)	—	—
Net periodic benefit cost	$(3)	$44	$14	$388	$486	$421
Weighted average assumptions for benefit obligation
Discount rate	4.00%	5.00%	4.00%	4.00%	4.50%	3.75%
Expected long-term rate of return on plan assets	6.65%	6.30%	6.35%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.00%	3.00%	3.00%
Weighted average assumptions for net periodic benefit cost
Discount rate	5.00%	4.00%	4.50%	4.50%	3.75%	4.25%
Expected long-term rate of return on plan assets	6.30%	6.35%	6.72%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.00%	3.00%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2015	$91	$241
Fiscal 2016	104	336
Fiscal 2017	123	379
Fiscal 2018	137	411
Fiscal 2019	145	424
Fiscal Years 2020-2024	819	1,768

Innophos expects to contribute approximately $0.1 million to its U.S. defined benefit pension plan in 2015.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2015 fiscal year are $65, $0 and $0, respectively.
The estimated actuarial gain, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2015 fiscal year are $22, $0 and $0, respectively.
Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
The investment policy for the Company’s US defined benefit pension plan is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Investment managers appointed by the Plan are directed to achieve a satisfactory return through a diversified portfolio consistent with acceptable risks and prudent management. In accordance with the investment and risk philosophy of the Committee, a target asset mix of 90% equities and 10% fixed income instruments has been established. Investment weightings and results are tested regularly against appropriate benchmark portfolios.
Innophos, Inc.’s defined benefit pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2014 and 2013 by asset category are as follows:

	Plan Assets at December 31
	2014	2013
Asset Category
Equity securities	89.9%	56.3%
Fixed income securities	10.1	43.7
Total	100.0%	100.0%

The fair values of Innophos, Inc.’s pension plan assets at December 31, 2014 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$1,886	$1,886	$—	$—
Fixed income securities	212	212	—	—
	$2,098	$2,098	$—	$—
Defined Contribution Plan—U.S.
Innophos Inc.’s expense for the defined contribution plan was $3.0 million, $3.2 million and $3.3 million for 2014, 2013 and 2012, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans
Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Accumulated benefit obligation	$13,786	$12,256	$1,480	$1,803
Change in benefit obligation
Benefit obligation at beginning of year	$12,256	$13,322	$1,803	$1,905
Service cost	315	348	68	77
Interest cost	570	557	85	81
Past service cost	381	—	—	—
Actuarial (gain) loss	1,783	(643)	(299)	(107)
Benefits paid	(402)	(468)	(42)	(29)
Foreign currency exchange rate changes	(1,117)	(860)	(135)	(124)
Benefit obligation at end of year	$13,786	$12,256	$1,480	$1,803
Change in plan assets
Fair value of plan assets at beginning of year	$16,683	$15,085	$—	$—
Actual return on plan assets	1,424	2,432	—	—
Employer contributions	433	718	42	29
Benefits paid	(402)	(468)	(42)	(29)
Foreign currency exchange rate changes	(1,411)	(1,084)	—	—
Fair value of plan assets at end of year	$16,727	$16,683	$—	$—
Funded status of the plan	$2,941	$4,427	$(1,480)	$(1,803)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$2,941	$4,427	$—	$—
Current liabilities	—	—	(90)	(44)
Noncurrent liabilities	—	—	(1,390)	(1,759)
Net amounts recognized	$2,941	$4,427	$(1,480)	$(1,803)
Amounts recognized in accumulated other comprehensive income
Net transition obligation	$—	$—	$119	$157
Prior service cost	361	97	—	—
Net actuarial loss	3,759	2,863	(36)	285
Total amount recognized	$4,120	$2,960	$83	$442
Deferred taxes	(1,030)	(740)	(21)	(111)
Net amount recognized	3,090	2,220	62	331

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost
Service cost	$315	$348	$339	$68	$77	$81
Interest cost	570	557	602	85	81	99
Expected return on plan assets	(925)	(900)	(944)	—	—	—
Amortization of:
Actuarial loss	99	316	261	14	36	47
Prior service cost	94	101	104	—	—	—
Net transition obligation	—	—	—	28	29	30
Net periodic benefit cost	$153	$422	$362	$195	$223	$257
Weighted average assumptions for balance sheet liability at end of year
Discount rate	4.00%	4.75%	4.25%	4.00%	4.75%	4.25%
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Weighted average assumptions for net periodic benefit cost at end of year
Discount rate	4.75%	4.25%	5.00%	4.75%	4.25%	5.00%
Expected long-term rate of return	6.00%	6.00%	6.50%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Accrued health care cost trend rates at end of year
Health care cost trend rate assumed for next year (initial rate)				8%	9%	10%
Rate to which the cost trend rate is assumed to decline (ultimate rate)				5%	5%	5%
Year that the rate reaches the ultimate rate				2033	2027	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2014	2013
Effect of a change in the assumed rate of increase in health benefit costs
Effect of a 1% increase on:
Total of service cost and interest cost	$14	$26
Postretirement benefit obligation	$163	$262
Effect of a 1% decrease on:
Total of service cost and interest cost	$(11)	$(21)
Postretirement benefit obligation	$(134)	$(212)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2015 fiscal year are $174, $120 and $0, respectively.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2015 fiscal year are $0, $0 and $26, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2014 and 2013 by asset category are as follows:

	2014	2013
Asset Category
Equity securities	49.3%	63.7%
Debt securities	50.7	33.2
Other (a)	—	3.1
Total	100.0%	100.0%

The fair values of Innophos Canada, Inc.’s pension plan assets at December 31, 2014 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$8,239	$8,239	$—	$—
Fixed income securities	8,488	—	8,488	—
	$16,727	$8,239	$8,488	$—
(a) Primarily cash and cash equivalents.
The Pension Committee has promulgated a Statement of Investment Policies and Procedures based on the “prudent person portfolio approach” to ensure investment and administration of the assets of the Plan within the parameters set out in the Ontario Pension Benefits Act and the Regulations hereunder. Investment managers appointed by the Plan are directed to achieve a satisfactory return through a diversified portfolio consistent with acceptable risks and prudent management. In accordance with the investment and risk philosophy of the Committee, a target asset mix of 50% equities and 50% fixed income instruments has been established. Investment weightings and results are tested regularly against appropriate benchmark portfolios.
Cash Flows
Contributions
Innophos Canada, Inc. contributed $0.4 million to its pension plan in 2014.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2015	$451	$90
Fiscal 2016	478	66
Fiscal 2017	501	59
Fiscal 2018	550	75
Fiscal 2019	580	72
Fiscal Years 2020-2024	3,546	549

Innophos does not plan to make contributions to its Canadian pension plan in 2015.
Defined Contribution Plans—Canada
Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2014, 2013 and 2012, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Mexico
In accordance with Mexican labor law, a Mexican employee is entitled to certain post-employment payments after reaching fifteen years of service. In addition, Mexican employees also participate in a statutory profit sharing program based on 10% of adjusted taxable income.

15. Income Taxes:
A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2014		2013		2012
	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$67,288	$23,275	$61,206	$21,906	$84,815	$25,973
Canada/Mexico/Europe/Asia	30,068	9,620	15,041	4,835	21,158	5,810
Total	$97,356	$32,895	$76,247	$26,741	$105,973	$31,783
Current income taxes		$30,049		$25,257		$31,616
Deferred income taxes		2,846		1,484		167
Total		$32,895		$26,741		$31,783

	Year Ended December 31,
	2014	2013	2012
Income tax expense at the U.S. statutory rate	$34,074	$26,688	$37,091
State income taxes	3,819	3,087	2,458
Domestic manufacturing deduction	(2,072)	(1,639)	(1,912)
Deferred tax true-up	—	(1,602)	—
Uncertain tax positions	(745)	1,401	715
CNA matter related non-taxable reimbursement	—	(329)	(3,101)
Foreign tax rate differential	(932)	(1,161)	(1,233)
Change in valuation allowance	562	555	(2,237)
Other non-deductible permanent items	(1,811)	(259)	2
Provision for income taxes	$32,895	$26,741	$31,783

Net deferred tax assets were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2014	2013
Net current deferred tax assets	$12,647	$22,078
Net noncurrent deferred tax assets	—	—
Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	(24,400)	(32,110)
Net deferred tax assets (liabilities)	$(11,753)	$(10,032)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Inventories	$4,306	$5,443
Accrued liabilities	12,097	11,335
Tax losses	5,278	10,296
Total deferred tax assets	21,681	27,074
Deferred tax liabilities:
Gain on bond retirement	(1,072)	(1,338)
Intangibles	(11,400)	(11,172)
Fixed assets	(15,814)	(20,010)
Total deferred tax liabilities	(28,286)	(32,520)
Total valuation allowances	(5,148)	(4,586)
Net deferred tax assets (liabilities)	$(11,753)	$(10,032)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
Gross unrecognized tax benefits at January 1	$2,635	$1,100	$—
Additions for tax positions of prior years	1,401	1,535	1,100
Reductions for tax positions of prior years	(832)	—	—
Reductions due to settlements	(406)	—	—
Reductions due to lapse of applicable statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31	2,798	2,635	1,100

Net uncertain tax benefits, that if recognized would impact the effective tax rate, at December 31	$1,042	$2,116	$715

The U.S. operations do not have any Federal tax loss carry forwards as of December 31, 2014. The Company realized tax benefits of $1,071 and $2,849 from stock options exercised in 2014 and 2013, respectively.
The Company maintained a $5.1 million and $4.6 million valuation allowance at December 31, 2014 and 2013, respectively, primarily related to foreign net operating loss carryforwards as it is more likely than not that these tax benefits will not be realized. The net operating losses will expire in the years 2015 through 2032.
As of December 31, 2014, taxes have not been provided on approximately $232.6 million of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2007 through 2012. In addition, Innophos Canada, Inc. was assessed approximately $3.5 million at current exchange rates for the tax years 2007, and 2008 by the Canadian tax authorities. After lengthy discussions, the Canadian tax authorities have reassessed these amounts in August 2014 and the Company filed a

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Notice of Objection with the Canada Revenue Agency Appeals Board in November 2014. The Company believes that its tax position is more likely than not to be sustained. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits will not materially change during the next twelve months as a result of possible settlements of income tax authority examinations. The Company has recorded $0.2 million of interest and penalties in the statement of financial position. Other than the items mentioned above, as of December 31, 2014, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid (net of refunds) were $30,327, $9,402 and $45,080 for 2014, 2013 and 2012, respectively.

16. Commitments and Contingencies:
Leases
Under agreements expiring through 2020, the Company leases railcars and other equipment under various operating leases. Rental expense for 2014, 2013 and 2012 was $6,670, $6,324 and $6,172, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2015	$6,349
2016	4,650
2017	3,903
2018	3,080
2019	2,619
Thereafter	7,790

Purchase Commitments and Supplier Concentration
The Company has multiple raw material supply contracts one of which with an initial term through 2018 at prices established annually based on a formula. The minimum annual purchase obligation for several of these raw material supply contracts, at current prices, approximates $96.3 million for 2015.
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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of December 31, 2014.
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
Although we cannot give assurances as to the future course or ultimate outcome of ongoing negotiations, including whether litigation may ultimately ensue, we believe, based on our appreciation of the current state of the proceedings, that deep well injection is likely to be employed as the technologically acceptable approach for Raffinate and that we will not be asked to contribute substantially to the cost of the deep well to be specified by the Government Parties in an anticipated consent decree for settlement of this enforcement matter. However, in negotiated settlements leading to consent decrees with the Governmental Parties, it is also common for penalties relating to previous “non-compliance” to be assessed and, in that connection, we have been advised by the Governmental Parties that they expect to seek penalties against both PCS and us in this case. Although we have argued and made submissions to the effect that for purposes of settlement penalties there is no basis for any substantial penalty to be levied against us, nevertheless, we can give no assurance as to that outcome, or if a penalty is initially assessed as to its amount, or whether it will be necessary for us to oppose or seek indemnity for the assessment by further litigation. Based upon our receipt of a draft consent decree from the Government Parties in June 2014 and subsequent discussions with them, we have established an accrual of $0.9 million for settlement of civil penalties. However, further discussions among all parties will be necessary to determine if the matter can be resolved by settlement.
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

17. Changes in Accumulated Other Comprehensive Income (Loss) by Component:

	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2012	$(5,313)	$(623)	$(5,936)
Other comprehensive income (loss) before reclassifications	3,026	1,345	4,371
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	3,026	1,345	4,371
Balance at December 31, 2013	(2,287)	722	(1,565)
Other comprehensive income (loss) before reclassifications	(888)	(360)	(1,248)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(888)	(360)	(1,248)
Balance at December 31, 2014	$(3,175)	$362	$(2,813)

18. Financial Instruments and Concentration of Credit Risks:
The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 29%, 30% and 35%, respectively, of net sales for 2014, 2013 and 2012. No customer accounted for more than 10% of our sales in the last three years.

19. Valuation Allowances:
Valuation allowances as of December 31, 2014, 2013 and 2012, and the changes in the valuation allowances for the year ended December 31, 2014, 2013 and 2012 are as follows:

	Balance, January 1, 2014	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2014
Deferred taxes valuation allowances	$4,586	$562			$5,148
	Balance, January 1, 2013	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2013
Deferred taxes valuation allowances	$4,031	$555	$—	$—	$4,586
	Balance, January 1, 2012	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2012
Deferred taxes valuation allowances	$6,549	$(2,518)	$—	$—	$4,031

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

For the year ended December 31, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$594,446	$167,423	$77,317	$—	$839,186
Intersegment sales	4,391	54,797	117	(59,305)	—
Total sales	598,837	222,220	77,434	(59,305)	839,186
Operating income	$81,762	$28,887	$(3,854)	—	$106,795
Depreciation and amortization expense	$24,264	$9,416	$1,781	$—	$35,461
Other data
Capital expenditures	$15,432	$12,201	$322	$—	$27,955
Long-lived assets	120,226	77,403	1,359	—	198,988
Total assets	711,480	276,588	2,285	—	990,353
Reconciliation of total assets to reported assets
Total assets	$711,480	$276,588	$2,285	$—	$990,353
Eliminations	(244,499)	(17,443)	—	—	(261,942)
Reported assets (c)	$466,981	$259,145	$2,285	$—	$728,411
For the year ended December 31, 2013	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$607,578	$169,851	$66,700	$—	$844,129
Intersegment sales	2,910	55,359	308	(58,577)	—
Total sales	610,488	225,210	67,008	(58,577)	844,129
Operating income (a) (b)	$76,802	$11,677	$(4,609)		$83,870
Depreciation and amortization expense	$26,537	$7,200	$1,724	$—	$35,461
Other data
Capital expenditures	$11,084	$22,237	$94	$—	$33,415
Long-lived assets	123,893	76,698	1,394	—	201,985
Total assets	720,740	291,264	2,670	—	1,014,674
Reconciliation of total assets to reported assets
Total assets	$720,740	$291,264	$2,670	$—	$1,014,674
Eliminations	(255,928)	(13,080)	—	—	(269,008)
Reported assets (c)	$464,812	$278,184	$2,670	$—	$745,666

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2012	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$569,816	$187,743	$104,840	$—	$862,399
Intersegment sales	1,779	55,830	409	(58,018)	—
Total sales	571,595	243,573	105,249	(58,018)	862,399
Operating income (a) (b)	$86,002	$21,913	$2,078	—	$109,993
Depreciation and amortization expense	$23,214	$14,578	$4,542	$—	$42,334
Other data
Capital expenditures	$11,068	$20,481	$1,511	$—	$33,060
Long-lived assets	130,869	63,447	1,407	—	195,723
Total assets	714,753	296,315	6,655	—	1,017,723
Reconciliation of total assets to reported assets
Total assets	$714,753	$296,315	$6,655	$—	$1,017,723
Eliminations	(260,559)	(18,653)	—	—	(279,212)
Reported assets (c)	$454,194	$277,662	$6,655	$—	$738,511

(a)	The years ended December 31, 2013 and December 31, 2012 include a $7.2 million and $7.1 million benefit to earnings, respectively, for the CNA Fresh Water Claims in GTSP & Other.

(b)	The years ended December 31, 2013 and December 31, 2012 include a $2.3 million and $2.4 million charge to earnings, respectively, for out of period costs in GTSP & Other.

(c)	GTSP & Other reflects only direct assets. All Mexico indirect assets are included in Specialty Phosphates Mexico.

	Year Ended December 31,
Product Revenues	2014	2013	2012
Specialty Ingredients	$548,583	$556,223	$514,535
Food & Technical Grade PPA	140,712	145,805	151,779
STPP & Detergent Grade PPA	72,574	75,401	91,246
GTSP & Other	77,317	66,700	104,839
Total	$839,186	$844,129	$862,399
	Year Ended December 31,
Geographic Revenues	2014	2013	2012
US	$496,613	$495,276	$471,851
Mexico	119,514	132,737	131,353
Canada	36,719	36,574	38,905
Other foreign countries	186,340	179,542	220,290
Total	$839,186	$844,129	$862,399

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

21. Quarterly information (unaudited):

	2014
	Quarters ended
	March 31		June 30	September 30	December 31	Total
Net sales	$216,341		$219,542	$208,815	$194,488	$839,186
Gross profit	41,932		52,573	50,963	41,996	187,464
Net income	14,185		20,628	18,320	11,328	64,461
Per share data:
Income per share:
Basic	$0.65		$0.94	$0.84	$0.52
Diluted	$0.64		$0.93	$0.83	$0.52
	2013
	Quarters ended
	March 31		June 30	September 30	December 31	Total
Net sales	$214,441		$213,176	$219,993	$196,519	$844,129
Gross profit	37,034	(a)	40,895	38,705	41,665	158,299
Net income	12,403	(a)	11,567	10,940	14,596	49,506
Per share data:
Income per share:
Basic	$0.56	(a)	$0.53	$0.50	$0.66
Diluted	$0.55	(a)	$0.52	$0.49	$0.65
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
Disclosure Control and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Principal Executive Officer and Principal Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2014.
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
As of December 31, 2014, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP an independent registered public accounting firm, has audited the Company’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which is included in “Item 8. Financial Statements and Supplementary Data”.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to Directors and Corporate Governance is set forth under the captions “The Board of Directors and its Committees—Board Committees”, “The Board of Directors and its Committees—Audit Committee”, “Proposals—Election of Board Members”, “The Board of Directors and its Committees—Other Corporate Governance Matters”, “The Board of Directors and its Committees—Nominating and Corporate Governance Committee”, “Policy on Communications from Security Holders and Interested Parties” and “Section 16(a) Beneficial Ownership Compliance” in the registrant’s Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.
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
See the attached Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 19th day of February, 2015.

INNOPHOS HOLDINGS, INC.

By:	/S/ RANDOLPH GRESS
Randolph Gress
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ RANDOLPH GRESS	Chief Executive Officer and Director	February 19, 2015
Randolph Gress	(Principal Executive Officer)

/S/ ROBERT HARRER	Vice President and Chief Financial Officer	February 19, 2015
Robert Harrer	(Principal Financial Officer)

/S/ CHARLES BRODHEIM	Vice President and Corporate Controller	February 19, 2015
Charles Brodheim	(Principal Accounting Officer)

/S/ GARY CAPPELINE	Director	February 19, 2015
Gary Cappeline

/S/ AMADO CAVAZOS	Director	February 19, 2015
Amado Cavazos

/S/ LINDA MYRICK	Director	February 19, 2015
Linda Myrick

/S/ KAREN OSAR	Director	February 19, 2015
Karen Osar

/S/ JOHN STEITZ	Director	February 19, 2015
John Steitz

/S/ JAMES ZALLIE	Director	February 19, 2015
James Zallie

EXHIBIT INDEX

Exhibit No.	Description
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
3.3
Amendment to Article IV, Section 13, of the Amended and Restated By-Laws of Innophos Holdings, Inc., effective March 3, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K of Innophos Holdings, Inc. filed March 6, 2014

4.1	Form of Common Stock certificate incorporated by reference to Exhibit 4.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006
4.2
Amended and Restated Credit Agreement, dated as of December 21, 2012, among Registrant, certain domestic subsidiaries as borrowers, certain domestic subsidiaries as guarantors, a group of Lenders, Wells Fargo Bank, National Association, as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed December 27, 2012

4.3
First Amendment to Credit Agreement, dated December 18, 2014, among Registrant, certain domestic subsidiaries as borrowers, certain domestic subsidiaries as guarantors, and a group of Lenders, including Wells Fargo Bank, National Association, as administrative agent incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed December 23, 2014

10.1
Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. and Innophos, Inc. (filed in redacted form per confidential treatment order) incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.2
Assignment, Assumption, and Consent to be effective May 1, 2009 concerning the Purchase and Sale Agreement of Anhydrous Ammonia, incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2011

10.3
Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. and PCS Purified Phosphates incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.4
Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P. incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.5
Base Agreement dated as of September 1, 2003 by and between Pemex-Gas y Petroquimica Basica and Rhodia Fosfatados De Mexico S.A. de C.V. incorporated by reference to Exhibit 10.17 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.6
Purchase and Sale Agreement of Anhydrous Ammonia dated as of February 15, 2008 , by and between Pemex Petroquimica, and Innophos Fosfatados De Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order) incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. for the year ended December 31, 2008

10.7
Sulfur Supply Contract dated as of January 1, 2011 by and Between Pemex Gas Y Petroquimica Basica and Innophos Fosfatados de Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2011

10.8
Form of Individual Employment Agreement for executive officers of Innophos Servicios de Mexico, S. de R.L. de C.V., incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2007

10.9	Form of Executive Employment Agreement by and between Innophos Holdings, Inc. and executive officers incorporated by reference to Exhibit 99.13 of Form 8-K of Innophos Holdings, Inc. filed May 1, 2008
10.10
Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan incorporated by reference to Exhibit 10.28 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

10.11
Form of Indemnification Agreement, by and among Innophos Holdings, Inc. and certain Directors and Executive Officers incorporated by reference to Exhibit 99.2 of Form 8-K of Innophos Holdings, Inc. filed January 31, 2007

10.12	Form of 2006 Long-Term Equity Incentive Plan incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006

10.13	Form of 2009 Long-Term Incentive Plan (2009 LTIP) incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed June 4, 2009
10.14	Form of Award Agreement under Long Term Incentive Plans incorporated by reference to Exhibit 4.5 of Form S-8 of Innophos Holdings, Inc. filed June 15, 2009
10.15
Form of Innophos, Inc. Retirement Savings Restoration Plan effective as of January 1, 2006, incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2006

10.16	Innophos, Inc. 2010 Executive, Management and Sales Incentive Plan effective January 1, 2010, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed June 17, 2010
10.17
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

10.19
Stock and LLC Purchase Agreement among Innophos, Inc., AMT Labs, Inc., Woody IV, LLC, shareholders of AMT Labs, Inc. and members of Woody IV, LLC incorporated by reference to Exhibit 2.1 (in redacted form per confidential treatment order) of Form 8-K of Innophos Holding, Inc. filed July 23, 2012

10.20
Partial Assignment of Rights and Obligations Agreement dated November 1, 2012, by and between Administracion Portuaria Integral de Coatzacoalcos, S.A. de C.V. and Innophos Fosfatados de Mexico, S. de R.L. de C.V (in redacted form per confidential treatment order) incorporated by reference to Exhibit 99.1 to Form 8-K of Innophos Holdings, Inc. filed December 12, 2012

10.21
Asset Purchase Agreement dated as of December 31, 2012 by and among Innophos Acquisition, LLC, Innophos, Inc., Triarco Industries, Inc., Reed Company, LLC and shareholders of Triarco Industries, Inc. (in redacted form per confidential treatment order) incorporated by reference to Exhibit 99.1 to Form 8-K of Innophos Holdings, Inc. filed January 4, 2013

12.1	Statement re: Calculation of Ratio of Earnings to Fixed Charges, filed herewith
21.1	Subsidiaries of Registrant, incorporated by reference to Exhibit 21.1, filed herewith
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith
31.1	Certification of Principal Executive Officer dated February 19, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
31.2	Certification of Principal Financial Officer dated February 19, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith
32.1	Certification of Principal Executive Officer dated February 19, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
32.2	Certification of Principal Financial Officer dated February 19, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith
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