Form 10-Q
period 2015-03-31
Innophos Holdings, Inc.
filed 2015-04-28
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2015, the registrant had 20,907,403 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$57,246	$36,207
Accounts receivable, net	100,488	90,551
Inventories	176,348	184,621
Other current assets	62,531	60,135
Total current assets	396,613	371,514
Property, plant and equipment, net	196,723	198,988
Goodwill	84,373	84,373
Intangibles and other assets, net	70,320	73,536
Total assets	$748,029	$728,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,004	$4,003
Accounts payable, trade and other	36,478	53,137
Other current liabilities	34,445	34,806
Total current liabilities	74,927	91,946
Long-term debt	201,001	132,002
Other long-term liabilities	41,131	41,456
Total liabilities	$317,059	$265,404
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,463,457 and 22,447,058; outstanding 20,907,403 and 21,480,334 shares	21	21
Paid-in capital	125,203	124,558
Common stock held in treasury, at cost (1,556,054 and 966,724 shares)	(83,600)	(49,284)
Retained earnings	392,298	390,525
Accumulated other comprehensive loss	(2,952)	(2,813)
Total stockholders' equity	430,970	463,007
Total liabilities and stockholders' equity	$748,029	$728,411

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended
	March 31, 2015	March 31, 2014
Net sales	$201,609	$216,341
Cost of goods sold	161,083	174,409
Gross profit	40,526	41,932
Operating expenses:
Selling, general and administrative	17,991	18,973
Research & development expenses	1,174	1,015
Total operating expenses	19,165	19,988
Operating income	21,361	21,944
Interest expense, net	1,151	705
Foreign exchange loss	2,315	1,001
Income before income taxes	17,895	20,238
Provision for income taxes	5,952	6,053
Net income	$11,943	$14,185
Net income attributable to participating common shareholders	$11,929	$14,155
Per share data (note 2):
Income per participating share:
Basic	$0.56	$0.65
Diluted	$0.55	$0.64
Weighted average participating shares outstanding:
Basic	21,183,808	21,864,366
Diluted	21,501,634	22,235,994

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $267 and $32)	$(437)	$(52)
Change in pension and post-retirement plans, (net of tax ($101) and ($39))	298	122
Other comprehensive (loss) income, net of tax	$(139)	$70
Comprehensive income	$11,804	$14,255

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income	$11,943	$14,185
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,871	8,475
Amortization of deferred financing charges	143	132
Deferred income tax provision	107	—
Share-based compensation	183	1,158
Changes in assets and liabilities:
Increase in accounts receivable	(9,930)	(18,640)
Decrease in inventories	8,268	16,412
(Increase) decrease in other current assets	(2,719)	6,001
(Decrease) increase in accounts payable	(16,615)	638
(Decrease) increase in other current liabilities	(429)	3,793
Changes in other long-term assets and liabilities	1,271	1,372
Net cash provided from operating activities	2,093	33,526
Cash flows used for investing activities:
Capital expenditures	(5,911)	(6,133)
Net cash used for investing activities	(5,911)	(6,133)
Cash flows used for financing activities:
Proceeds from exercise of options	189	99
Long-term debt borrowings	70,000	—
Long-term debt repayments	(1,001)	(8,001)
Excess tax benefits from exercise of stock options	273	108
Common stock repurchases and restricted stock forfeitures	(34,316)	(189)
Dividends paid	(10,198)	(8,766)
Net cash provided from (used for) financing activities	24,947	(16,749)
Effect of foreign exchange rate changes on cash and cash equivalents	(90)	(58)
Net change in cash	21,039	10,586
Cash and cash equivalents at beginning of period	36,207	32,755
Cash and cash equivalents at end of period	$57,246	$43,341

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2013	21,893	$22	$364,515	$100,447	$(1,565)	$463,419
Net income			64,461			64,461
Other comprehensive income, (net of tax $598)					(1,248)	(1,248)
Proceeds from stock award exercises and issuances	119			160		160
Share-based compensation				3,280		3,280
Excess tax benefits from exercise of stock options				1,071		1,071
Common stock repurchases	(528)	(1)		(29,482)		(29,483)
Restricted stock forfeitures	(4)			(202)		(202)
Dividends declared			(38,451)			(38,451)
Balance, December 31, 2014	21,480	$21	$390,525	$75,274	$(2,813)	$463,007
Net income			11,943			11,943
Other comprehensive loss, (net of tax $166)					(139)	(139)
Proceeds from stock award exercises and issuances	16			189		189
Share-based compensation				183		183
Common stock repurchases	(582)			(33,921)		(33,921)
Excess tax benefits from exercise of stock options				273		273
Restricted stock forfeitures	(7)			(395)		(395)
Dividends declared			(10,170)			(10,170)
Balance, March 31, 2015	20,907	$21	$392,298	$41,603	$(2,952)	$430,970

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos Holdings, Inc. and Subsidiaries, or Company, have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S.) for interim financial reporting and do not include all disclosures required by generally accepted accounting principles in the U.S. for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2014 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year-end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2014 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
Certain prior year balances have been reclassified to conform to current year presentation.
Recently Issued Accounting Standards
Adopted
None.
Issued but not yet adopted
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
In February 2015, the Financial Accounting Standard Board issued amendments to the criteria for determining which entities are considered variable interest entities (“VIEs”) and to the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and early adoption is permitted. We do not anticipate the adoption of the new accounting rules will have a material impact on the our financial position, results of operations and related disclosures.
In April 2015, the Financial Accounting Standard Board issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. We do not anticipate the adoption of the new accounting rules will have a material impact on the our financial position, results of operations and related disclosures.

2. Earnings per share (EPS)
The Company accounts for earnings per share in accordance with ASC 260, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS. Under ASC Subtopic 260-10-45, as of January 1, 2009 unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock, are considered participating securities for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$11,943	$14,185
Less: earnings attributable to unvested shares	(14)	(30)
Net income available to participating common shareholders	$11,929	$14,155
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	21,183,808	21,864,366
Dilutive effect of stock equivalents	317,826	371,628
Diluted number of weighted average participating common shares outstanding	21,501,634	22,235,994
Earnings per participating common share:
Earnings per participating common share—Basic	$0.56	$0.65
Earnings per participating common share—Diluted	$0.55	$0.64

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	343,585	387,735

3. Dividends
The following is the dividend activity for the three ended March 31, 2015 and March 31, 2014:

	Three Months Ended
	March 31
	2015	2014
Dividends declared – per share	$0.48	$0.40
Dividends declared – aggregate	10,198	8,766
Dividends paid – per share	0.48	0.40
Dividends paid – aggregate	10,198	8,766

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

4. Stockholders’ Equity / Stock-Based Compensation
The Board of Directors authorized a new stock repurchase program, commencing January 1, 2015, pursuant to which the Company intends to acquire for cash in open market or private transactions from time to time up to $125 million of its common stock over the ensuing 12 months. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. The repurchase program will be funded through existing liquidity, including possible borrowings from the Senior Credit Facility, and cash from operations. Treasury stock is recognized at the cost to reacquire the shares. Under the stock repurchase program during the first quarter of 2015, the Company repurchased 582,462 shares of its common stock on the open market at an average price of 58.24 per share or $33.9 million.
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	March 31, 2015	March 31, 2014
Stock options	$248	$570
Restricted stock	246	296
Performance shares	(311)	292
Stock grants	—	—
Total share-based compensation expense	$183	$1,158

5. Inventories
Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$44,034	$60,697
Finished products	119,624	111,600
Spare parts	12,690	12,324
	$176,348	$184,621

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of March 31, 2015 and December 31, 2014 were $13,400 and $12,626, respectively.

6. Other Current Assets
Other current assets consist of the following:

	March 31, 2015	December 31, 2014
Creditable taxes (value added taxes)	22,629	$18,124
Vendor inventory deposits (prepaid)	16,874	9,483
Prepaid income taxes	6,639	12,658
Deferred income taxes	12,241	12,647
Prepaid insurance	1,487	2,109
Other	2,661	5,114
	$62,531	$60,135

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2015	December 31, 2014
Developed technology and application patents, net of accumulated amortization of $22,637 for 2015 and $21,894 for 2014	7-20	$23,638	$24,381
Customer relationships, net of accumulated amortization of $13,743 for 2015 and $13,054 for 2014	5-15	25,069	25,758
Trade names and license agreements, net of accumulated amortization of $7,916 for 2015 and $7,573 for 2014	5-20	9,745	10,088
Non-compete agreements, net of accumulated amortization of $993 for 2015 and $954 for 2014	3-10	340	379
Total intangibles		$58,792	$60,606
Deferred financing costs, net of accumulated amortization of $2,321 for 2015 and $2,178 for 2014 (see note 9)		$1,530	$1,673
Other tax assets		6,619	7,013
Other assets		3,379	4,244
Total other assets		$11,528	$12,930
		$70,320	$73,536

8. Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2015	December 31, 2014
Payroll related	$9,261	$12,703
Taxes other than income taxes	4,399	5,057
Benefits and pensions	4,418	6,640
Freight and rebates	4,762	4,346
Income taxes	1,713	1,302
Equity repurchases	1,725	—
Other	8,167	4,758
	$34,445	$34,806

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	March 31, 2015	December 31, 2014
Term loan due 2017	$91,000	$92,000
Revolver borrowings under the credit facility	114,000	44,000
Capital leases	5	5
Total borrowings	$205,005	$136,005
Less current portion	4,004	4,003
Long-term debt	$201,001	$132,002

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
As of March 31, 2015, $91.0 million was outstanding under the Term Loan and $114.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate (determined using level 2 inputs within the fair value hierarchy) with total availability at $109.3 million, taking into account $1.7 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.1%.
Simultaneous with the term of the credit facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is a liability of approximately $0.1 million as of March 31, 2015.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the three months ended March 31, 2015 and March 31, 2014 was $1,023 and $1,143, respectively.
As of March 31, 2015, the Company was in full compliance with all debt covenant requirements.

Interest expense, net consists of the following:

	Three months ended
	March 31, 2015	March 31, 2014
Interest expense	$1,026	$585
Deferred financing cost	143	132
Interest income	(7)	(5)
Less: amount capitalized for capital projects	(11)	(7)
Total interest expense, net	$1,151	$705

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	March 31, 2015	December 31, 2014
Deferred income taxes	$23,625	$24,400
Pension and post retirement liabilities	10,618	10,714
Uncertain tax positions	2,725	2,798
Environmental liabilities	1,100	1,100
Other liabilities	3,063	2,444
	$41,131	$41,456

11. Income Taxes
The effective income tax rate on income before taxes was approximately 33% for the three months ended March 31, 2015 compared to approximately 30% for the comparable period in 2014. The variance in the effective tax rate is primarily due to uncertain income tax position benefits which decreased the effective tax rate by 2% in the prior year and R&D and state research and development credits which decreased the prior year effective tax rate by 2%, partially offset by increased taxable income in lower tax rate jurisdictions.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2007 through 2012. In addition, Innophos Canada, Inc. was assessed approximately $3.5 million for the tax years 2007 and 2008 by the Canadian tax authorities. The Company is contesting the full assessment. After lengthy discussions, the Canadian tax authorities have reassessed these amounts in August 2014 and the Company filed a Notice of Objection with the Canada Revenue Agency Appeals Board in November 2014. The Company believes that its tax position is more likely than not to be sustained. It is reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits as of March 31, 2015. Other than the items mentioned above, as of March 31, 2015, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes (refunded)/paid were $(823) and $3,117 for the three months ended March 31, 2015 and March 31, 2014, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of March 31, 2015.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$80	$80	$—	$78	$78
Interest cost	29	42	71	30	44	74
Expected return on assets	(35)	—	(35)	(30)	—	(30)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	16	(6)	10	—	(10)	(10)
Net periodic cost	$10	$116	$126	$—	$112	$112

In April 2015, Innophos contributed approximately $0.1 million to its U.S. defined benefit pension plan to satisfy the full year 2015 minimum contribution requirements.
Innophos made its entire cash contribution of $3.0 million for the U.S. defined contribution plan during the first quarter of 2015 for the plan year 2014.

Net periodic benefit expense for the Canadian plans:

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$89	$12	$101	$79	$17	$96
Interest cost	131	14	145	142	22	164
Expected return on assets	(200)	—	(200)	(232)	—	(232)
Amortization of
actuarial loss (gain)	41	—	41	25	3	28
prior service cost	28	—	28	24	—	24
net transition obligation		6	6	—	7	7
Exchange rate changes	479	(107)	372	219	(47)	172
Net periodic cost	$568	$(75)	$493	$257	$2	$259
Innophos Canada, Inc. does not plan to make cash contributions to its Canadian defined benefit plan in 2015.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated Other Comprehensive Income by Component:

For the three months ended March 31, 2015	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2014	$(3,175)	$362	$(2,813)
Other comprehensive income (loss) before reclassifications	298	(437)	(139)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	298	(437)	(139)
Balance at March 31, 2015	$(2,877)	$(75)	$(2,952)

For the three months ended March 31, 2014	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2013	$(2,287)	$722	$(1,565)
Other comprehensive income before reclassifications	122	(52)	70
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	122	(52)	70
Balance at March 31, 2014	$(2,165)	$670	$(1,495)

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
The Company's reportable segments reflect the core businesses in which Innophos operates and how it is managed. The Company reports its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products (GTSP & Other). Innophos Nutrition (formerly Kelatron, AMT, Triarco and CMI) is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA, and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended March 31, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$147,124	$42,220	$12,265	$—	$201,609
Intersegment sales	3,426	13,722	59	(17,207)	—
Total sales	$150,550	$55,942	$12,324	$(17,207)	$201,609
Operating income	$16,188	$6,918	$(1,745)	$—	$21,361
Depreciation and amortization expense	$6,939	$2,098	$834	$—	$9,871

For the three months ended March 31, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$151,010	$44,489	$20,842	$—	$216,341
Intersegment sales	753	12,619	1	(13,373)	—
Total sales	$151,763	$57,108	$20,843	$(13,373)	$216,341
Operating income	$20,213	$5,861	$(4,130)	$—	$21,944
Depreciation and amortization expense	$5,319	$2,769	$387	$—	$8,475

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients, with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other specialty ingredients to supply a product range produced to stringent regulatory manufacturing standards and the quality demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, dietary supplements, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste and provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.

Recent Trends and Outlook

Specialty Phosphates volumes were down 1% for the first quarter 2015 compared to the prior year period. Soft end market demand, competitive pricing pressures and the strong US dollar effects seen in the fourth quarter 2014 continued through the first quarter 2015. These effects overshadowed continued strong volume performance for INNOVALT® and Cal-Rise®, where year-over-year volumes were up 123% and 40%, respectively. Export sales to Europe, Middle East and Africa were up 15% year-over-year; however, export sales overall were down 11% due to shipment delays to Asia resulting from the extended dockworkers slowdown affecting US West Coast ports and unfavorable market pricing conditions in Latin America. Specialty Phosphates volumes are now projected to be flat for full year 2015 compared to 2014, with soft market demand expected to offset successes on new products and geographic expansion.
Specialty Phosphates operating income margins were 12% for the first quarter 2015 as expected. However, market pricing conditions are more unfavorable than expected, so management's full year margin expectations have now been adjusted to be in the 12-13% range, down 100 basis points from the previously targeted 2015 range.
Reported fertilizer market prices showed a flat to slightly declining trend during the first quarter of 2015. However, demand was soft, with buyers delaying purchases, leading to bid prices below reported market prices. Market phosphate rock prices were fairly stable sequentially in the first quarter 2015 and are expected to remain stable for the second quarter. Sulfur market prices increased approximately 14% sequentially in the first quarter 2015 and are expected to decline approximately 10% for the second quarter.
GTSP & Other recorded a $2 million operating loss for the first quarter 2015, $1 million below the low end of the expected range, due to a $1 million lower of cost or market reserve posted in the quarter. The company expects an operating result close to break even for the second quarter.
Net debt (total long-term debt (including any current portion) less cash and cash equivalents) increased sequentially by $48 million in the first quarter 2015 to $148 million primarily due to $34 million of share repurchases and $21 million of increased working capital needs.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Amount	%	Amount	%
Net sales	$201.6	100.0	$216.3	100.0
Cost of goods sold	161.1	79.9	174.4	80.6
Gross profit	40.5	20.1	41.9	19.4
Operating expenses:
Selling, general and administrative	18.0	8.9	19.0	8.8
Research & development	1.1	0.5	1.0	0.5
Income from operations	21.4	10.6	21.9	10.1
Interest expense, net	1.2	0.6	0.7	0.3
Foreign exchange losses (gains), net	2.3	1.1	1.0	0.5
Provision for income taxes	6.0	3.0	6.0	2.8
Net income	$11.9	5.9	$14.2	6.6

Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2015 were $201.6 million, a decrease of $14.7 million, or 6.8%, as compared to $216.3 million for the same period in 2014. Specialty Phosphates sales were down 3.1% or $6.2 million with selling prices down 2.2% or $4.3 million and volume down 0.9% or $1.9 million. Prices were down primarily in Specialty Ingredients from our US & Canada segment due to the increased attractiveness of this market to European competitors given the strength of the US dollar. The volumes were relatively flat for the current period compared to the same period last year, with declines in Specialty Ingredients, especially ammonium phosphates from our Mexico Specialty Phosphates segment, due to unfavorable market pricing conditions in Latin America, mostly offset by increases in Food & Technical Grade PPA. GTSP & Other sales were down 41.2% or $8.6 million with volumes lower by 60.4% or $12.6 million, due to soft market demand, and prices higher by 19.2% or $4.0 million.
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
The following table illustrates for the three months ended March 31, 2015 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(3.3)%	0.7%	(2.6)%
Specialty Phosphates Mexico	1.6%	(6.7)%	(5.1)%
Total Specialty Phosphates	(2.2)%	(0.9)%	(3.1)%
GTSP & Other	19.2%	(60.4)%	(41.2)%
Total	(0.1)%	(6.7)%	(6.8)%

The following table illustrates for the three months ended March 31, 2015 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(2.5)%	(2.2)%	(4.7)%
Food & Technical Grade PPA	(1.9)%	3.2%	1.3%
STPP & Detergent Grade PPA	(0.9)%	0.4%	(0.5)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2015 was $40.5 million, a decrease of $1.4 million, or 3.3%, as compared to $41.9 million for the same period in 2014. Gross profit percentage increased to 20.1% for the three months ended March 31, 2015 versus 19.4% for the same period in 2014. Gross profit in 2015 was unfavorably affected by $2.2 million in planned maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility, $1.3 million increased depreciation, $0.9 million for a GTSP lower of cost or market reserve. These unfavorable effects were partially offset by $1.7 million favorable exchange rate from our Mexican peso and Canadian dollar based costs, $1.1 million favorable sales volume effects.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended March 31, 2015 were $19.1 million, a decrease of $0.9 million, or 4.5%, as compared to $20.0 million for the same period in 2014. The decrease is primarily due to lower employee related expenses for short term incentive and stock compensation.
Operating Income
Operating income for the three months ended March 31, 2015 was $21.4 million, a decrease of $0.5 million, or 2.3%, as compared to $21.9 million for the same period in 2014. Operating income as a percentage of net sales increased to 10.6% versus 10.1% for the same period in 2014, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2015 was $1.2 million, an increase of $0.5 million or 71.4% as compared to $0.7 million for the same period in 2014. The increase was due to a $0.5 million interest benefit in 2014 for income tax audits in the US.
Foreign Exchange
Foreign exchange for the three months ended March 31, 2015 was a loss of $2.3 million as compared to a loss of $1.0 million for the same period in 2014. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US dollar strengthened throughout the period versus the Mexican Peso and the Canadian Dollar, the re-measurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 33% for the three months ended March 31, 2015 compared to 30% for the same period in 2014. The variance in the effective tax rate is primarily due to uncertain income tax position benefits which decreased the effective tax rate by 2% in the prior year and R&D and state research and development credits which decreased the prior year effective tax rate by 2%, partially offset by increased taxable income in lower tax rate jurisdictions.
Net Income
Net income for the three months ended March 31, 2015 was $11.9 million, a decrease of $2.3 million as compared to $14.2 million for the same period in 2014, due to the factors described above.

Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of the products lines Specialty Ingredients, Food & Technical Grade PPA and STPP & Detergent Grade PPA. Innophos Nutrition is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment:

	Three Months Ended
	March 31, 2015	March 31, 2014	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$147,124	$151,010	(2.6)%
Specialty Phosphates Mexico	42,220	44,489	(5.1)%
Total Specialty Phosphates	189,344	195,499	(3.1)%
GTSP & Other	12,265	20,842	(41.2)%
Total	$201,609	$216,341	(6.8)%

Segment Operating Income
Specialty Phosphates US & Canada	$16,188	$20,213
Specialty Phosphates Mexico	6,918	5,861
Total Specialty Phosphates	23,106	26,074
GTSP & Other	(1,745)	(4,130)
Total	$21,361	$21,944

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	11.0%	13.4%
Specialty Phosphates Mexico	16.4%	13.2%
Total Specialty Phosphates	12.2%	13.3%
GTSP & Other	(14.2)%	(19.8)%
Total	10.6%	10.1%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$6,939	$5,319
Specialty Phosphates Mexico	2,098	2,769
Total Specialty Phosphates	$9,037	$8,088
GTSP & Other	834	387
Total	$9,871	$8,475

Three months ended March 31, 2015 compared to the three months ended March 31, 2014
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 2.6% for the three months ended March 31, 2015 when compared with the same period in 2014. Average selling prices decreased by 3.3% primarily in Specialty Ingredients while volumes increased 0.7%. Pricing continues to reflect cost pressures that our customers are facing, together with the strong US dollar allowing for favorable pricing on imports from our overseas competitors. Soft demand for specialty horticulture markets and continued softness in the nutrition business were offset by strong volumes in INNOVALT® for asphalt markets and Cal-Rise® for low sodium baking applications.
Specialty Phosphates Mexico net sales decreased 5.1% for the three months ended March 31, 2015 when compared with the same period in 2014. Volumes decreased 6.7% primarily in Specialty Ingredients while selling prices increased 1.6%. Some changes in order patterns have affected first quarter 2015 volumes with demand available largely at lower prices. Management of mix and pricing has led to lower sales volume with improved margins.
GTSP & Other net sales decreased 41.2% for the three months ended March 31, 2015 when compared with the same period in 2014. Volumes decreased 60.4% while selling prices increased 19.2%. Fertilizer market prices showed a flat to slightly declining trend during the first quarter of 2015. However, demand was extremely soft, with buyers delaying purchases, leading to bid prices below reported market prices.
Segment Operating Income Percentage of Net Sales:
The 240 basis point decrease in Specialty Phosphates US & Canada operating income margins for the three months ended March 31, 2015 compared with the same period in 2014 is due to lower selling prices which decreased margins by 300 basis points partially offset by lower operating expenses which increased margins by 60 basis points.
The 320 basis point increase in Specialty Phosphates Mexico operating income margins for the three months ended March 31, 2015 compared with the same period in 2014 is due to favorable exchange rates lowering fixed costs which increased margins by 280 basis points, lower raw material costs which increased margins by 250 basis points, lower depreciation which increased margins by 150 basis points, and higher selling prices which increased margins by 140 basis points. This was partially offset by planned maintenance outage expenses which decreased margins by 360 basis points, higher manufacturing expenses which decreased margins by 60 basis points, decreased sales volume/mix which decreased margins by 40 basis points, and higher operating expenses which decreased margins by 40 basis points.
The 560 basis point increase in GTSP & Other operating income margins for the three months ended March 31, 2015 compared with the same period in 2014 is due to higher selling prices which increased margins by 1,910 basis points, favorable volume effects which increased margins by 140 basis points, and favorable exchange rates lowering fixed cost which increased margins by 200 basis points. This was partially offset by a lower of cost or market reserve which decreased margins by 430 basis points, higher raw material cost which decreased margins by 370 basis points, higher manufacturing costs which decreased margins by 380 basis points, higher planned maintenance outage expenses which decreased margins by 290 basis points, higher depreciation which decreased margins by 210 basis points, and higher operating expenses which decreased margins by 10 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Three months ended
	March 31, 2015	March 31, 2014
Operating Activities	$2.1	$33.5
Investing Activities	(5.9)	(6.1)
Financing Activities	24.9	(16.7)
Effect of foreign exchange rate changes	(0.1)	(0.1)

Three months ended March 31, 2015 compared to three months ended March 31, 2014
Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2015 as compared to $33.5 million for 2014, a decrease of $31.4 million. The decrease in operating activities cash resulted from unfavorable changes of $29.7 in working capital and $2.3 million in net income, as described earlier, partially offset by favorable changes of $0.6 million in non-cash adjustments to income.
The unfavorable change in working capital is derived from it being a use of cash of $21.5 million in 2015 compared to a source in 2014 of $8.2 million, a decrease in cash of $29.7 million. The unfavorable change in working capital was due to unfavorable changes in accounts payable of $17.3 million due to larger than usual vendor payables at year end which were paid in the first quarter, other current assets of $8.8 million, inventory of $8.1 million, and other current liabilities of $4.2 million partially offset by a favorable change in accounts receivable of $8.7 million. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $0.8 million, $0.9 million, 2.2 million, $11.0 million, and $0.2 million as of March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014 respectively, was consistent with the last four quarters' average.
Net cash used for investing activities was $5.9 million for the three months ended March 31, 2015, compared to $6.1 million for 2014, a decrease in spending of $0.2 million.
Approximately 75% of the year-to-date March 2015 capital spending was for maintenance and the remaining 25% was for strategic growth initiatives. The majority of the strategic growth investments were focused on improving yields, capacity and capability at Coatzacoalcos. Our expectation for 2015 capital expenditures is now in the $30-35 million range with the maintenance portion of these capital expenditures expected to be within the typical $20-$25 million range.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concessions could require expenditures of $10 to $15 million over the next three to four years. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals are successfully attained. Combined 2010 through 2014 expenditures on the exploration of the Baja California Sur concession deposits were approximately $5.0 million. Spending in 2015 will likely be lower. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the three months ended March 31, 2015, was a source of $24.9 million, compared to a use of $16.7 million in 2014, an increase in cash of $41.6 million. This was largely due to $70.0 million increased loan borrowings, and $7.0 million decreased loan repayments partially offset by $34.1 million increased stock repurchases and $1.4 million higher dividend payments. The loan borrowings were partially used to fund the stock repurchases.
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
On March 31, 2015, the Company had cash and cash equivalents outside the United States of $44.0 million, or 77% of the Company's balance. Furthermore, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States income taxes to repatriate these funds.
The Company's available financial resources allow for the continuation of dividend payments, stock repurchases, pursuit of several “bolt-on” acquisition projects and further geographic expansion initiatives. We further believe that on-hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all of these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.
In December 2014 the company's Board of Directors authorized a new share repurchase program for the company's common stock for a total consideration of $125 million. The program began on January 1, 2015 and is expected to remain active for twelve months. Under the program shares will be repurchased at management’s discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. The exact number and timing of the share repurchases     will depend on market conditions and other factors. Under the stock repurchase program during the first quarter, the Company repurchased 582,462 shares of its common stock on the open market at an average price of $58.24 per share or $33.9 million.
The Company's Board of Directors declared an increase to its quarterly dividend to $0.48 per share starting in the third quarter of 2014.

Critical Accounting Estimates and Policies
Goodwill
As of January 1, 2015, our Kelatron, AMT, Triarco and CMI reporting units for goodwill purposes have been combined into one reporting unit, Innophos Nutrition. Our reporting units for goodwill purposes are Specialty Phosphates United States, Specialty Phosphates Canada, Specialty Phosphates Mexico, Innophos Nutrition and GTSP & Other. As of December 31, 2014, the fair values of our reporting units were substantially greater than their carrying values.
Other than the above, there have been no material changes from the critical accounting estimates previously disclosed in our 2014 Annual Report on Form 10-K.

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
At March 31, 2015, we had $91 million principal amount of variable-rate debt remaining on a term loan and a $225.0 million revolving credit facility, of which $114.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $109.3 million, taking into account $1.7 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $0.1 million (determined using level 2 inputs within the fair value hierarchy) as of March 31, 2015.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $105.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.1 million per year.
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
Our principal source of exchange rate exposure in our foreign operations consists of expenses, such as labor expenses, which are denominated in the foreign currency of the country in which we operate. A decline in the value of the U.S. Dollar relative to the local currency would generally cause our operational expenses (particularly labor costs) to increase (conversely, a decline in the value of the foreign currency relative to the U.S. Dollar would cause these expenses to decrease). We believe that normal exchange rate fluctuations consistent with recent historical trends would have a modest impact on our expenses, and would not materially affect our financial condition or results of operations. Nearly all of our sales are denominated in U.S. Dollars and our exchange rate exposure in terms of sales revenues is minimal. However, the strength or weakness of the USD versus other currencies can affect our competitiveness in the U.S. market.
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
As of March 31, 2015 the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated April 28, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated April 28, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated April 28, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated April 28, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	April 28, 2015

INNOPHOS HOLDINGS, INC.

/s/ Robert Harrer
By:	Robert Harrer
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 28, 2015

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated April 28, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated April 28, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated April 28, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated April 28, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002