Form 10-Q
period 2015-06-30
Innophos Holdings, Inc.
filed 2015-07-29
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2015, the registrant had 19,653,465 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,994	$36,207
Accounts receivable, net	101,427	90,551
Inventories	175,044	184,621
Other current assets	46,348	60,135
Total current assets	402,813	371,514
Property, plant and equipment, net	197,037	198,988
Goodwill	84,373	84,373
Intangibles and other assets, net	68,387	73,536
Total assets	$752,610	$728,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,003	$4,003
Accounts payable, trade and other	48,922	53,137
Other current liabilities	34,112	34,806
Total current liabilities	87,037	91,946
Long-term debt	240,000	132,002
Other long-term liabilities	40,858	41,456
Total liabilities	$367,895	$265,404
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,530,969 and 22,447,058; outstanding 20,001,272 and 21,480,334 shares	20	21
Paid-in capital	77,813	124,558
Common stock held in treasury, at cost (2,529,697 and 966,724 shares)	(86,248)	(49,284)
Retained earnings	396,032	390,525
Accumulated other comprehensive loss	(2,902)	(2,813)
Total stockholders' equity	384,715	463,007
Total liabilities and stockholders' equity	$752,610	$728,411

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net sales	$217,294	$219,542	$418,903	$435,883
Cost of goods sold	176,299	166,969	337,382	341,378
Gross profit	40,995	52,573	81,521	94,505
Operating expenses:
Selling, general and administrative	18,667	19,683	36,658	38,656
Research & development expenses	1,063	1,081	2,237	2,096
Total operating expenses	19,730	20,764	38,895	40,752
Operating income	21,265	31,809	42,626	53,753
Interest expense, net	1,403	1,128	2,554	1,833
Foreign exchange loss (gain)	117	(1,042)	2,432	(41)
Income before income taxes	19,745	31,723	37,640	51,961
Provision for income taxes	6,142	11,095	12,094	17,148
Net income	$13,603	$20,628	$25,546	$34,813
Net income attributable to participating common shareholders	$13,571	$20,585	$25,500	$34,740
Per share data (note 2):
Income per participating share:
Basic	$0.66	$0.94	$1.23	$1.59
Diluted	$0.65	$0.93	$1.21	$1.56
Weighted average participating shares outstanding:
Basic	20,435,846	21,876,265	20,807,777	21,870,343
Diluted	20,722,940	22,251,416	21,109,803	22,243,764

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax ($22), ($236), $245, and ($268))	$36	$(384)	$(401)	$(436)
Change in pension and post-retirement plans, (net of tax ($7), ($19), ($108), and $20)	14	(50)	312	72
Other comprehensive (loss) income, net of tax	$50	$(434)	$(89)	$(364)
Comprehensive income	$13,653	$20,194	$25,457	$34,449

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income	$25,546	$34,813
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	20,633	17,399
Amortization of deferred financing charges	285	263
Deferred income tax provision (benefit)	135	(71)
Share-based compensation	1,585	1,975
Changes in assets and liabilities:
Increase in accounts receivable	(10,876)	(19,307)
Decrease in inventories	9,573	17,200
Decrease in other current assets	13,969	12,154
Decrease in accounts payable	(4,144)	(920)
(Decrease) increase in other current liabilities	(1,589)	2,543
Changes in other long-term assets and liabilities	135	1,978
Net cash provided from operating activities	55,252	68,027
Cash flows used for investing activities:
Capital expenditures	(14,146)	(14,722)
Net cash used for investing activities	(14,146)	(14,722)
Cash flows used for financing activities:
Proceeds from exercise of options	190	159
Long-term debt borrowings	110,000	—
Long-term debt repayments	(2,002)	(24,001)
Excess tax benefits from exercise of stock options	764	154
Common stock repurchases and restricted stock forfeitures	(86,248)	(6,381)
Dividends paid	(20,061)	(17,546)
Net cash provided from (used for) financing activities	2,643	(47,615)
Effect of foreign exchange rate changes on cash and cash equivalents	38	23
Net change in cash	43,787	5,713
Cash and cash equivalents at beginning of period	36,207	32,755
Cash and cash equivalents at end of period	$79,994	$38,468

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2013	21,893	$22	$364,515	$100,447	$(1,565)	$463,419
Net income			64,461			64,461
Other comprehensive income, (net of tax $598)					(1,248)	(1,248)
Proceeds from stock award exercises and issuances	119			160		160
Share-based compensation				3,280		3,280
Excess tax benefits from exercise of stock options				1,071		1,071
Common stock repurchases	(528)	(1)		(29,482)		(29,483)
Restricted stock forfeitures	(4)			(202)		(202)
Dividends declared			(38,451)			(38,451)
Balance, December 31, 2014	21,480	$21	$390,525	$75,274	$(2,813)	$463,007
Net income			25,546			25,546
Other comprehensive loss, (net of tax $137)					(89)	(89)
Proceeds from stock award exercises and issuances	84			190		190
Share-based compensation				1,585		1,585
Common stock repurchases	(1,556)	(1)		(85,847)		(85,848)
Excess tax benefits from exercise of stock options				764		764
Restricted stock forfeitures	(7)			(401)		(401)
Dividends declared			(20,039)			(20,039)
Balance, June 30, 2015	20,001	$20	$396,032	$(8,435)	$(2,902)	$384,715

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
Recently Issued Accounting Standards
Adopted
None.
Issued but not yet adopted
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted to the interim periods within the year of adoption). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.
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
In April 2015, the Financial Accounting Standard Board issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. We do not anticipate the adoption of the new accounting rules will have a material impact on the our financial position, results of operations and related disclosures, although it will change the financial statement classification of our debt issuance costs. As of June 30, 2015, we have $1.4 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$13,603	$20,628	$25,546	$34,813
Less: earnings attributable to unvested shares	(32)	(43)	(46)	(73)
Net income available to participating common shareholders	$13,571	$20,585	$25,500	$34,740
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	20,435,846	21,876,265	20,807,777	21,870,343
Dilutive effect of stock equivalents	287,094	375,151	302,026	373,421
Diluted number of weighted average participating common shares outstanding	20,722,940	22,251,416	21,109,803	22,243,764
Earnings per participating common share:
Earnings per participating common share—Basic	$0.66	$0.94	$1.23	$1.59
Earnings per participating common share—Diluted	$0.65	$0.93	$1.21	$1.56

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	391,069	383,971	376,137	385,701

3. Dividends
The following is the dividend activity for the three months ended June 30, 2015 and June 30, 2014:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Dividends declared – per share	$0.48	$0.40	$0.96	$0.80
Dividends declared – aggregate	9,863	8,780	20,061	17,546
Dividends paid – per share	0.48	0.40	0.96	0.80
Dividends paid – aggregate	9,863	8,780	20,061	17,546

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

4. Stockholders’ Equity / Stock-Based Compensation

Restricted Stock
On May 8, 2015 there were a total of 24,164 restricted shares granted to certain employees with a fair value of $1.2 million. These awards are classified as equity awards and vest annually over three years. The related compensation expense is based on the date of grant share price of $49.54. The compensation expense is amortized on a straight-line basis over the requisite vesting period and accelerated for those employees that are retirement eligible during the vesting period.
Stock Options
On May 8, 2015 the Company granted 102,766 non-qualified stock options at an exercise price of $49.54 per share to certain employees with a fair value of $1.7 million. The non-qualified stock options vest annually over three years with a May 8, 2025 expiration date.
The fair value of the options granted during 2015 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options
Expected volatility	46.3%
Dividend yield	3.3%
Risk-free interest rate	1.7%
Expected term (years)	6.3
Weighted average grant date fair value of stock options	$16.46
For the 2015 grants the expected volatility and the expected term are based on the Company's historical data. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.
Performance Share Awards
On May 8, 2015, the Company granted 40,272 performance shares to certain employees with a fair value of $2.0 million. The performance shares vest at the end of the three year performance cycle and the number of shares distributable depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period.
Stock Grants
In May 2015 the six external members of the Board of Directors were granted a combined total of 9,792 shares of the Company's common stock with an aggregated fair value of approximately $0.5 million which immediately vested as part of their director fees.
The Board of Directors authorized a new stock repurchase program, commencing January 1, 2015, pursuant to which the Company intends to acquire for cash in open market or private transactions from time to time up to $125 million of its common stock over the ensuing 12 months. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors. The repurchase program will be funded through existing liquidity, including possible borrowings from the Senior Credit Facility (see Note 9), and cash from operations. Treasury stock is recognized at the cost to reacquire the shares. Under the stock repurchase program, during the six months ended June 30, 2015, the Company repurchased 1,555,726 shares of its common stock on the open market at an average price of 55.18 per share or $85.8 million.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock options	$454	$245	$702	$815
Restricted stock	392	261	638	557
Performance shares	46	41	(265)	333
Stock grants	510	270	510	270
Total share-based compensation expense	$1,402	$817	$1,585	$1,975

5. Inventories
Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$52,480	$60,697
Finished products	109,270	111,600
Spare parts	13,294	12,324
	$175,044	$184,621

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of June 30, 2015 and December 31, 2014 were $12,736 and $12,626, respectively.

6. Other Current Assets
Other current assets consist of the following:

	June 30, 2015	December 31, 2014
Creditable taxes (value added taxes)	14,323	$18,124
Vendor inventory deposits (prepaid)	9,607	9,483
Prepaid income taxes	6,581	12,658
Deferred income taxes	12,142	12,647
Prepaid insurance	739	2,109
Other	2,956	5,114
	$46,348	$60,135

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2015	December 31, 2014
Developed technology and application patents, net of accumulated amortization of $23,371 for 2015 and $21,894 for 2014	7-20	$22,904	$24,381
Customer relationships, net of accumulated amortization of $14,433 for 2015 and $13,054 for 2014	5-15	24,379	25,758
Trade names and license agreements, net of accumulated amortization of $8,258 for 2015 and $7,573 for 2014	5-20	9,403	10,088
Non-compete agreements, net of accumulated amortization of $1,033 for 2015 and $954 for 2014	3-10	300	379
Total intangibles		$56,986	$60,606
Deferred financing costs, net of accumulated amortization of $2,463 for 2015 and $2,178 for 2014 (see note 9)		$1,388	$1,673
Other tax assets		6,724	7,013
Other assets		3,289	4,244
Total other assets		$11,401	$12,930
		$68,387	$73,536

8. Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2015	December 31, 2014
Payroll related	$9,718	$12,703
Taxes other than income taxes	5,238	5,057
Benefits and pensions	4,550	6,640
Freight and rebates	3,959	4,346
Income taxes	2,497	1,302
Equity repurchases	2,700	—
Other	5,450	4,758
	$34,112	$34,806

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	June 30, 2015	December 31, 2014
Term loan due 2017	$90,000	$92,000
Revolver borrowings under the credit facility	154,000	44,000
Capital leases	3	5
Total borrowings	$244,003	$136,005
Less current portion	4,003	4,003
Long-term debt	$240,000	$132,002

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
As of June 30, 2015, $90.0 million was outstanding under the Term Loan and $154.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate (determined using level 2 inputs within the fair value hierarchy) with total availability at $70.1 million, taking into account $0.9 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.2%.
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
(c) “Fixed Charge Coverage Ratio” greater than or equal to 1.25 to 1.00.

As of June 30, 2015, the Company was in full compliance with all debt covenant requirements.
As a result of lower than expected earnings for 2015 combined with the increased borrowings to fund the share repurchase program, the Company’s Senior Leverage Ratio has increased from 0.98 as of December 31, 2014 to 1.89 as of June 30, 2015. In order to make restricted payments such as share repurchases or dividends, the Company must pass an incurrence test of (a) the Total Leverage Ratio and Senior Leverage Ratio shall be 0.50 less than the applicable covenant level and (b) accessible borrowing availability of at least $25.0 million. The applicable Senior Leverage Ratio for the incurrence test is 2.00 to 1.00 which the Company is in compliance with at June 30, 2015. The Company is currently negotiating with the lenders to amend the Credit Agreement to adjust or remove the Senior Leverage Ratio. In the event of unsuccessful negotiations with the lenders, the Company may have to take other courses of action, including but not limited to decreasing the rate of share repurchases.
Simultaneous with the term of the credit facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting quarterly consistent with the Term Loan, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is a liability of approximately $0.1 million as of June 30, 2015.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the six months ended June 30, 2015 and June 30, 2014 was $2,326 and $2,160, respectively.

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$1,306	$1,022	$2,332	1,607
Deferred financing cost	142	131	285	263
Interest income	(30)	(9)	(37)	(14)
Less: amount capitalized for capital projects	(15)	(16)	(26)	(23)
Total interest expense, net	$1,403	$1,128	$2,554	$1,833

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	June 30, 2015	December 31, 2014
Deferred income taxes	$23,568	$24,400
Pension and post retirement liabilities	10,526	10,714
Uncertain tax positions	2,744	2,798
Environmental liabilities	1,100	1,100
Other liabilities	2,920	2,444
	$40,858	$41,456

11. Income Taxes
The effective income tax rate on income before taxes was approximately 32% for the six months ended June 30, 2015 compared to approximately 33% for the comparable period in 2014. The variance in the effective tax rate is primarily due to uncertain income tax position benefits which decreased the effective tax rate by 1% in the prior year and R&D and state research and development credits which decreased the prior year effective tax rate by 1%, more than offset by increased taxable income in lower tax rate jurisdictions in the current year.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2007 through 2012. In addition, Innophos Canada, Inc. was assessed approximately $3.5 million for the tax years 2007 and 2008 by the Canadian tax authorities. The Company is contesting the full assessment. After lengthy discussions, the Canadian tax authorities have reassessed these amounts in August 2014 and the Company filed a Notice of Objection with the Canada Revenue Agency Appeals Board in November 2014. The Company believes that its tax position is more likely than not to be sustained. It is reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits as of June 30, 2015. Other than the items mentioned above, as of June 30, 2015, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes (refunded)/paid were $3,175 and $18,010 for the six months ended June 30, 2015 and June 30, 2014, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of June 30, 2015.
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

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$79	$79	$—	$78	$78
Interest cost	28	42	70	31	43	74
Expected return on assets	(34)	—	(34)	(31)	—	(31)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	16	(5)	11	—	(10)	(10)
Net periodic cost	$10	$116	$126	$—	$111	$111

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	—	$159	$159	$—	$156	$156
Interest cost	57	84	141	61	87	148
Expected return on assets	(69)	—	(69)	(61)	—	(61)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	32	(11)	21	—	(20)	(20)
Net periodic cost	$20	$232	$252	$—	$223	$223

In April 2015, Innophos contributed approximately $0.1 million to its U.S. defined benefit pension plan to satisfy the full year 2015 minimum contribution requirements.
Innophos made its entire cash contribution of $3.0 million for the U.S. defined contribution plan during the first quarter of 2015 for the plan year 2014.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$89	$12	$101	$80	$17	$97
Interest cost	131	14	145	145	21	166
Expected return on assets	(200)	—	(200)	(234)	—	(234)
Amortization of
actuarial loss (gain)	41	—	41	25	4	29
prior service cost	29	—	29	23	—	23
net transition obligation	—	6	6	—	7	7
Exchange rate changes	(128)	29	(99)	(244)	53	(191)
Net periodic cost	$(38)	$61	$23	$(205)	$102	$(103)

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$178	$24	$202	$159	$34	$193
Interest cost	262	28	290	287	43	330
Expected return on assets	(400)	—	(400)	(466)	—	(466)
Amortization of
actuarial loss (gain)	82	—	82	50	7	57
prior service cost	57	—	57	47	—	47
net transition obligation	—	12	12	—	14	14
Exchange rate changes	351	(78)	273	(25)	6	(19)
Net periodic cost	$530	$(14)	$516	$52	$104	$156

Innophos Canada, Inc. does not plan to make cash contributions to its Canadian defined benefit plan in 2015.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated Other Comprehensive Income by Component:

For the three months ended June 30, 2015	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2015	$(2,877)	$(75)	$(2,952)
Other comprehensive income (loss) before reclassifications	14	36	50
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	14	36	50
Balance at June 30, 2015	$(2,863)	$(39)	$(2,902)

For the three months ended June 30, 2014	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2014	$(2,165)	$670	$(1,495)
Other comprehensive income before reclassifications	(50)	(384)	(434)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(50)	(384)	(434)
Balance at June 30, 2014	$(2,215)	$286	$(1,929)

For the six months ended June 30, 2015	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2014	$(3,175)	$362	$(2,813)
Other comprehensive income (loss) before reclassifications	312	(401)	(89)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	312	(401)	(89)
Balance at June 30, 2015	$(2,863)	$(39)	$(2,902)

For the six months ended June 30, 2014	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2013	$(2,287)	$722	$(1,565)
Other comprehensive income (loss) before reclassifications	72	(436)	(364)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	72	(436)	(364)
Balance at June 30, 2014	$(2,215)	$286	$(1,929)

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

For the three months ended June 30, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$148,376	$43,886	$25,032	$—	$217,294
Intersegment sales	2,535	14,495	86	(17,116)	—
Total sales	$150,911	$58,381	$25,118	$(17,116)	$217,294
Operating income	$13,470	$7,362	$433	$—	$21,265
Depreciation and amortization expense	$6,786	$3,196	$780	$—	$10,762

For the three months ended June 30, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$157,267	$40,885	$21,390	$—	$219,542
Intersegment sales	796	15,139	38	(15,973)	—
Total sales	$158,063	$56,024	$21,428	$(15,973)	$219,542
Operating income	$21,334	$10,320	$155	$—	$31,809
Depreciation and amortization expense	$6,291	$2,277	$357	$—	$8,925

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the six months ended June 30, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$295,500	$86,106	$37,297	$—	$418,903
Intersegment sales	5,961	28,217	145	(34,323)	—
Total sales	$301,461	$114,323	$37,442	$(34,323)	$418,903
Operating income	$29,657	$14,281	$(1,312)	$—	$42,626
Depreciation and amortization expense	$13,725	$5,294	$1,614		$20,633

For the six months ended June 30, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$308,277	$85,374	$42,232		$435,883
Intersegment sales	1,550	27,757	39	(29,346)	—
Total sales	$309,827	$113,131	$42,271	$(29,346)	$435,883
Operating income	$41,547	$16,181	$(3,975)		$53,753
Depreciation and amortization expense	$11,609	$5,046	$744		$17,399

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Trends and Outlook

Financial performance in the second quarter mirrored the first quarter 2015, with not much change regarding the overall business drivers and challenges. Specialty Phosphates volumes were down 1% for the second quarter 2015 compared to the prior year period. Soft firefighting and processed foods market demand, competitive pricing pressures and the strong US dollar effects seen since the fourth quarter 2014 continued through the second quarter 2015. Export sales were down 5% year-over-year for the second quarter due to order patterns for Europe, Middle East and Africa and lingering effects on sales to Asia from the dockworkers slowdown at US West Coast ports, which returned to normal operations during the quarter. The Specialty Phosphates volume outlook continues to be flat for full year 2015 compared to 2014, with second half 2015 year-over-year comparable expected to recover first half 2015 shortfalls due to low second half 2014 PPA volumes caused by supply issues during that period.
Specialty Phosphates operating income margins were 11% for the second quarter 2015, and the first half 2015 margin of 12% was at the low end of the expected full year range. Recently implemented selling price increases are expected to improve margins in the second half of the year from the second quarter 2015 levels, maintaining management’s full year expectation for margins in the 12-13% range.
Given the 2015 margin compression that the Company is experiencing, management is currently evaluating several initiatives to improve the overall operating efficiency of the organization, targeting to at least cover the 100 basis points cost component of the margin compression. These initiatives may require various one-time costs such as capital spending, involuntary and/or voluntary separation costs. The various initiatives being reviewed include production unit consolidations and various staff reduction initiatives. The Company intends to conclude the evaluation of these initiatives and seek Board approval by the end of the third quarter 2015.
Reported fertilizer market prices showed a slightly declining trend during the second quarter of 2015 and are currently 5-10% below prior year levels. Demand improved sequentially due to seasonality but still remained weaker than normal. Market phosphate rock prices were stable sequentially in the second quarter 2015 and are expected to remain stable for the third quarter. Sulfur market prices decreased approximately 10% sequentially in the second quarter 2015 and are expected to remain stable for the third quarter.
GTSP & Other recorded break even operating income for the second quarter 2015, in line with expectations and the prior year quarter. The company expects an operating result close to break even for the third quarter as well.
Net debt (total long-term debt (including any current portion) less cash and cash equivalents) increased sequentially by just $16 million in the second quarter 2015 while $62 million was returned to shareholders via dividends and stock buybacks. The strong cash flow was aided by a $29 million decrease in working capital which more than reversed the $21 million working capital increase in the first quarter 2015.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated. (dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
	Amount	%	Amount	%
Net sales	$217.3	100.0	$219.5	100.0
Cost of goods sold	176.3	81.1	166.9	76.0
Gross profit	41.0	18.9	52.6	24.0
Operating expenses:
Selling, general and administrative	18.7	8.6	19.7	9.0
Research & development	1.0	0.5	1.1	0.5
Income from operations	21.3	9.8	31.8	14.5
Interest expense, net	1.4	0.6	1.1	0.5
Foreign exchange losses (gains), net	0.2	0.1	(1.0)	(0.5)
Provision for income taxes	6.1	2.8	11.1	5.1
Net income	$13.6	6.3	$20.6	9.4

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
	Amount	%	Amount	%
Net sales	$418.9	100.0	$435.9	100.0
Cost of goods sold	337.4	80.5	341.4	78.3
Gross profit	81.5	19.5	94.5	21.7
Operating expenses:
Selling, general and administrative	36.6	8.7	38.6	8.9
Research & development	2.3	0.5	2.1	0.5
Income from operations	42.6	10.2	53.8	12.3
Interest expense, net	2.6	0.6	1.8	0.4
Foreign exchange losses (gains), net	2.4	0.6	—	—
Provision for income taxes	12.1	2.9	17.2	3.9
Net income	$25.5	6.1	$34.8	8.0

Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2015 were $217.3 million, a decrease of $2.2 million, or 1.0%, as compared to $219.5 million for the same period in 2014. Specialty Phosphates sales were down 3.0% or $5.9 million with selling prices down 2.0% or $4.0 million and volume down 1.0% or $1.9 million. Prices were down primarily in Specialty Ingredients and Food and Technical Grade PPA due to increased competitive pressures from the strength of the US dollar against the euro and Chinese competition in certain markets. The volume decline was mainly in US/Canada Specialty Ingredients due to soft demand in firefighting markets and reduced sales to specialty horticulture markets. GTSP & Other sales were up 17.0% or $3.7 million with volumes higher by 28.0% or $6.0 million but prices lower by 11.0% or $2.3 million.
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

The following table illustrates for the three months ended June 30, 2015 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(1.7)%	(4.0)%	(5.7)%
Specialty Phosphates Mexico	(3.3)%	10.6%	7.3%
Total Specialty Phosphates	(2.0)%	(1.0)%	(3.0)%
GTSP & Other	(11.0)%	28.0%	17.0%
Total	(2.9)%	1.9%	(1.0)%

The following table illustrates for the three months ended June 30, 2015 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(2.1)%	(5.2)%	(7.3)%
Food & Technical Grade PPA	(3.6)%	18.7%	15.1%
STPP & Detergent Grade PPA	1.5%	(6.0)%	(4.5)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2015 was $41.0 million, a decrease of $11.6 million, or 22.1%, as compared to $52.6 million for the same period in 2014. Gross profit percentage decreased to 18.9% for the three months ended June 30, 2015 versus 24.0% for the same period in 2014. Gross profit in 2015 was unfavorably affected primarily by $6.3 million lower selling prices, $6.3 million higher manufacturing costs due to higher production and increased spending, and $1.7 million increased depreciation. These unfavorable effects were partially offset by $2.1 million favorable exchange rate from our Mexican peso and Canadian dollar based costs. Included in 2014 was $0.9 million for the accrual of Geismar, La. contingent liabilities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended June 30, 2015 were $19.7 million, a decrease of $1.1 million, or 5.3%, as compared to $20.8 million for the same period in 2014. The decrease is primarily due to lower employee related expenses for short term incentive, and favorable exchange rate from our Mexican peso and Canadian dollar based costs.
Operating Income
Operating income for the three months ended June 30, 2015 was $21.3 million, a decrease of $10.5 million, or 33.0%, as compared to $31.8 million for the same period in 2014. Operating income as a percentage of net sales decreased to 9.8% versus 14.5% for the same period in 2014, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2015 was $1.4 million, an increase of $0.3 million or 27.3% as compared to $1.1 million for the same period in 2014. The increase was mainly due to higher average debt levels.
Foreign Exchange
Foreign exchange for the three months ended June 30, 2015 was a loss of $0.2 million as compared to a gain of $1.0 million for the same period in 2014. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US dollar strengthened throughout the period versus the Mexican Peso and the Canadian Dollar, the re-measurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 31% for the three months ended June 30, 2015 compared to 35% for the same period in 2014. The variance in the effective tax rate is primarily due to an increased proportion of taxable income in lower tax rate jurisdictions.
Net Income
Net income for the three months ended June 30, 2015 was $13.6 million, a decrease of $7.0 million as compared to $20.6 million for the same period in 2014, due to the factors described above.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2015 were $418.9 million, a decrease of $17.0 million, or 3.9% , as compared to $435.9 million for the same period in 2014. Specialty Phosphates sales were down 3.1% or $12.0 million with prices lower by 2.1% or $8.3 million and volumes lower by 1.0% or $3.7 million. Prices were down mainly in US/Canada Food & Technical Grade PPA and Specialty Ingredients due to increased competitive pressures from the strength of the US dollar against the euro and Chinese competition in certain markets. The volumes decline was mainly in US/Canada Specialty Ingredients due to soft demand in firefighting markets and reduced sales to specialty horticulture markets. The Specialty Ingredients volume decrease was partially offset by an increase in Food & Technical Grade PPA volumes in Mexico. GTSP & Other sales were down 11.7% or $5.0 million with volumes lower by 15.6% or $6.6 million but prices higher 3.9% or $1.6 million.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the six months ended June 30, 2015 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(2.5)%	(1.6)%	(4.1)%
Specialty Phosphates Mexico	(0.7)%	1.6%	0.9%
Total Specialty Phosphates	(2.1)%	(1.0)%	(3.1)%
GTSP & Other	3.9%	(15.6)%	(11.7)%
Total	(1.5)%	(2.4)%	(3.9)%
The following table illustrates for the six months ended June 30, 2015 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(2.3)%	(3.7)%	(6.0)%
Food & Technical Grade PPA	(2.7)%	10.8%	8.1%
STPP & Detergent Grade PPA	0.3%	(2.7)%	(2.4)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2015 was $81.5 million, a decrease of $13.0 million, or 13.8%, as compared to $94.5 million for the same period in 2014. Gross profit percentage decreased to 19.5% for the six months ended June 30, 2015 versus 21.7% for the same period in 2014.
Gross profit in 2015 was unfavorably affected by $9.7 million higher manufacturing costs due to higher production and increased spending, $6.6 million lower selling prices, $3.0 million higher depreciation, $2.2 million in planned maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility, $0.9 million for a GTSP lower of cost or market reserve and $0.6 million unfavorable sales volume effects. These favorable effects were partially offset by $5.3 million lower raw material costs and $3.8 million favorable exchange rate from Mexican peso and Canadian dollar based costs. Included in 2014 was $0.9 million for the accrual of Geismar, La. contingent liabilities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the six months ended June 30, 2015 were $38.9 million, a decrease of $1.8 million, or 4.4%, as compared to $40.7 million for the same period in 2014. The decrease is primarily due to $1.5 million decreased employee related expense for short term incentive accruals and stock compensation and $0.6 million favorable exchange rate from Mexican peso and Canadian dollar based costs.
Operating Income
Operating income for the six months ended June 30, 2015 was $42.6 million, a decrease of $11.2 million, or 20.8%, as compared to $53.8 million for the same period in 2014. Operating income as a percentage of net sales decreased to 10.2% versus 12.3% for the same period in 2014, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2015 was $2.6 million, an increase of $0.8 million, or 44.4% as compared to $1.8 million for the same period in 2014. The increase was mainly due to higher average debt levels and a $0.5 million interest benefit in 2014 for income tax audits in the US.
Foreign Exchange
Foreign exchange for the six months ended June 30, 2015 was a loss of $2.4 million as compared zero for the same period in 2014. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US dollar strengthened throughout the period versus the Mexican Peso and the Canadian Dollar, the re-measurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 32% for the six months ended June 30, 2015 compared to 33% for the same period in 2014. The variance in the effective tax rate is primarily due to uncertain income tax position benefits which decreased the effective tax rate by 1% in the prior year and R&D and state research and development credits which decreased the prior year effective tax rate by 1%, both of which were more than offset by the effects of an increased proportion of taxable income in lower tax rate jurisdictions in the current year.
Net Income
Net income for the six months ended June 30, 2015 was $25.5 million, a decrease of $9.3 million as compared to $34.8 million for the same period in 2014, due to the factors described above.

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

	Three Months Ended
	June 30, 2015	June 30, 2014	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$148,376	$157,267	(5.7)%
Specialty Phosphates Mexico	43,886	40,885	7.3%
Total Specialty Phosphates	192,262	198,152	(3.0)%
GTSP & Other	25,032	21,390	17.0%
Total	$217,294	$219,542	(1.0)%

Segment Operating Income
Specialty Phosphates US & Canada	$13,470	$21,334
Specialty Phosphates Mexico	7,362	10,320
Total Specialty Phosphates	20,832	31,654
GTSP & Other	433	155
Total	$21,265	$31,809

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	9.1%	13.6%
Specialty Phosphates Mexico	16.8%	25.2%
Total Specialty Phosphates	10.8%	16.0%
GTSP & Other	1.7%	0.7%
Total	9.8%	14.5%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$6,786	$6,291
Specialty Phosphates Mexico	3,196	2,277
Total Specialty Phosphates	$9,982	$8,568
GTSP & Other	780	357
Total	$10,762	$8,925

	Six Months Ended
	June 30, 2015	June 30, 2014	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$295,500	$308,277	(4.1)%
Specialty Phosphates Mexico	86,106	85,374	0.9%
Total Specialty Phosphates	381,606	393,651	(3.1)%
GTSP & Other	37,297	42,232	(11.7)%
Total	$418,903	$435,883	(3.9)%

Segment Operating Income
Specialty Phosphates US & Canada	$29,657	$41,547
Specialty Phosphates Mexico	14,281	16,181
Total Specialty Phosphates	43,938	57,728
GTSP & Other	(1,312)	(3,975)
Total	$42,626	$53,753

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	10.0%	13.5%
Specialty Phosphates Mexico	16.6%	19.0%
Total Specialty Phosphates	11.5%	14.7%
GTSP & Other	(3.5)%	(9.4)%
Total	10.2%	12.3%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$13,725	$11,609
Specialty Phosphates Mexico	5,294	5,046
Total Specialty Phosphates	$19,019	$16,655
GTSP & Other	1,614	744
Total	$20,633	$17,399
Three months ended June 30, 2015 compared to the three months ended June 30, 2014
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 5.7% for the three months ended June 30, 2015 when compared with the same period in 2014. Average selling prices decreased by 1.7% primarily in Specialty Ingredients and Food & Technical Grade PPA while volumes decreased 4.0% primarily in Specialty Ingredients.
Specialty Phosphates Mexico net sales increased 7.3% for the three months ended June 30, 2015 when compared with the same period in 2014. Volumes increased 10.6% primarily in Food & Technical Grade PPA while selling prices decreased 3.3% primarily in Specialty Ingredients.
GTSP & Other net sales increased 17.0% for the three months ended June 30, 2015 when compared with the same period in 2014. Volumes increased 28.0% while selling prices decreased 11.0%.
Segment Operating Income Percentage of Net Sales:
The 450 basis point decrease in Specialty Phosphates US & Canada operating income margins for the three months ended June 30, 2015 compared with the same period in 2014 is due to higher raw material costs, mainly PPA and Merchant Green Acid, which decreased margins by 180 basis points, lower selling prices which decreased margins by 150 basis points, higher manufacturing expenses which decreased margins by 130 basis points and decreased sales volume/mix which decreased margins by 60 basis points. This was partially offset by lower operating expenses which increased margins by 70 basis points.
The 840 basis point decrease in Specialty Phosphates Mexico operating income margins for the three months ended June 30, 2015 compared with the same period in 2014 is due to higher raw material costs, mainly sulfur, which decreased margins by 490 basis points, higher manufacturing and operating expenses which decreased margins by 270 basis points, lower selling prices which decreased margins by 250 basis points and higher depreciation which decreased margins by 220 basis points. This was partially offset by favorable exchange rate effects which increased margins by 340 basis points and increased sales volume/mix which increased margins by 50 basis points.
The 100 basis point increase in GTSP & Other operating income margins for the three months ended June 30, 2015 compared with the same period in 2014 is due to lower raw material cost which increased margins by 2,160 basis points, favorable exchange rate effects which increased margins by 220 basis points, favorable volume effects which increased margins by 180 basis points and lower operating expenses which increased margins by 70 basis points. This was mostly offset by higher manufacturing costs which decreased margins by 1,530 basis points, lower selling prices which decreased margins by 1,220 basis points and higher depreciation which decreased margins by 200 basis points. Included in 2014 was the accrual of Geismar La. contingent liabilities which increase margins by 420 basis points in 2015.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 4.1% for the six months ended June 30, 2015 when compared with the same period in 2014. Average selling prices decreased by 2.5%, mainly in Specialty Ingredients and Food & Technical Grade PPA, and volumes decreased 1.6% with decreases in Specialty Ingredients partially offset by increased Food & Technical PPA.
Specialty Phosphates Mexico net sales increased 0.9% for the six months ended June 30, 2015 when compared with the same period in 2014. Volumes increased 1.6% mainly in Food & Technical Grade PPA while selling prices decreased 0.7% mainly in Specialty Ingredients.
GTSP & Other net sales decreased 11.7% for the six months ended June 30, 2015 when compared with the same period in 2014. Volumes decreased 15.6% while selling prices increased 3.9%.
Segment Operating Income Percentage of Net Sales:
The 350 basis point decrease in Specialty Phosphates US & Canada for the six months ended June 30, 2015 compared with the same period in 2014 is due lower average selling prices which decreased margins by 220 basis points, higher manufacturing cost, including exchange which decreased margins by 170 basis points, higher depreciation which decreased margins by 70 basis points and lower sales volume/mix which reduced margins by 30 basis points. This was partially offset by decreased raw material costs which increased margins 80 basis points and lower operating expenses which increased margins by 60 basis points.
The 240 point decrease in Specialty Phosphates Mexico for the six months ended June 30, 2015 compared with the same period in 2014 is due to by a planned maintenance outage expenses which decreased margins by 190 basis points, higher manufacturing and operating cost which decreased margins by 200 basis points, higher raw material costs which decreased margins by 100 basis points, lower average selling prices which decreased margins by 60 basis points and higher depreciation which decreased margins by 30 basis points. This was partially offset by favorable exchange rate effects which increased margins by 340 basis points.
The 590 basis point increase in GTSP & Other for the six months ended June 30, 2015 compared with the same period in 2014 is due to lower raw material cost which increased margins by 910 basis points, higher selling prices which increased margins 410 basis points, favorable exchange rate effect which increased margins by 230 basis points and lower operating costs which increased margins by 10 basis points. This was partially offset by higher manufacturing costs which lowered margins 600 basis points, higher depreciation which decreased margins by 210 basis points, a lower of cost or market reserve which decreased margins by 210 basis points, planned maintenance outage expenses which decreased margins by 130 basis points and lower sales volume/mix which decreased margins by 30 basis points. Included in 2014 was the accrual of Geismar La. contingent liabilities which increase margins by 210 basis points in 2015.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Six months ended
	June 30, 2015	June 30, 2014
Operating Activities	$55.3	$68.0
Investing Activities	(14.1)	(14.7)
Financing Activities	2.6	(47.6)
Effect of foreign exchange rate changes	—	—

Six months ended June 30, 2015 compared to six months ended June 30, 2014
Net cash provided by operating activities was $55.3 million for the six months ended June 30, 2015 as compared to $68.0 million for 2014, a decrease of $12.8 million. The decrease in operating activities cash resulted from unfavorable changes of $4.7 in working capital, $9.3 million in net income, as described earlier, and $1.9 million in other long term assets and liabilities partially offset by favorable changes of $3.1 million in non-cash adjustments to income.
The unfavorable change in working capital is derived from it being a source of cash of $6.9 million in 2015 compared to a source in 2014 of $11.6 million, a decrease in cash of $4.7 million. The unfavorable change in working capital was due to unfavorable changes in inventory of $7.6 million, other current liabilities of $4.1 million and accounts payable of $3.2 million partially offset by favorable changes in accounts receivable of $8.4 million and other current assets of $1.8 million. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $0.9 million, $0.8 million, $0.9 million, $2.2 million and $11.0 million as of June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014 respectively, was consistent with the last four quarters' average.
Net cash used for investing activities was $14.1 million for the six months ended June 30, 2015, compared to $14.7 million for 2014, a decrease in spending of $0.6 million.
Approximately 70% of the year-to-date June 2015 capital spending was for maintenance and the remaining 30% was for strategic growth initiatives. The majority of the strategic growth investments were focused on improving the capacity and capability of Coatzacoalcos. Our expectation for 2015 capital expenditures remains in the $30-35 million range with the maintenance portion of these capital expenditures expected to be within the typical $20-$25 million range.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concession could require expenditures of $10 to $15 million over the next three to four years. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals are successfully attained. Combined 2010 through 2014 expenditures on the exploration of the Baja California Sur concession deposits were approximately $5.0 million. Spending in 2015 will likely be lower. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the six months ended June 30, 2015, was a source of $2.6 million, compared to a use of $47.6 million in 2014, an increase in cash of $50.2 million. This was largely due to $110.0 million increased loan borrowings and $22.0 million decreased loan repayments partially offset by $79.9 million increased stock repurchases and $2.5 million higher dividend payments. The loan borrowings were partially used to fund the stock repurchases.
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
In December 2014 the company's Board of Directors authorized a new share repurchase program for the company's common stock for a total consideration of $125 million. The program began on January 1, 2015 and will remain active for a maximum duration of twelve months. Under the program shares will be repurchased at management’s discretion, either through open market transactions, block purchases, private transactions or other means and will be funded through existing liquidity and cash from operations. The exact number and timing of the share repurchases will depend on market conditions and other factors. Under the stock repurchase program, during the six months ended June 30, 2015, the Company repurchased 1,555,726 shares of its common stock on the open market at an average price of $55.18 per share or $85.8 million.
The Company has $39 million of share repurchases left to fulfill the $125 million program for 2015 which will likely be funded with further borrowings on the Credit Facility. As a result of lower than expected earnings for 2015 combined with the increased borrowings to fund the share repurchase program, the Company’s Senior Leverage Ratio has increased from 0.98 as of December 31, 2014 to 1.89 as of June 30, 2015. In order to make restricted payments such as share repurchases or dividends, the Company must pass an incurrence test of (a) the Total Leverage Ratio and Senior Leverage Ratio shall be 0.50 less than the applicable covenant level and (b) accessible borrowing availability of at least $25.0 million. The applicable Senior Leverage Ratio for the incurrence test is 2.00 to 1.00 which the Company is in compliance with at June 30, 2015. The Company is currently negotiating with the lenders to amend the Credit Agreement to adjust or remove the Senior Leverage Ratio. In the event of unsuccessful negotiations with the lenders, the Company may have to take other courses of action, including but not limited to decreasing the rate of share repurchases. The Company expects to remain in compliance with all debt covenants for the next twelve months.
On June 30, 2015, the Company had cash and cash equivalents outside the United States of $67.4 million, or 84% of the Company's balance. Furthermore, the foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include repatriation of any of the cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States income taxes to repatriate these funds.
We believe that on-hand cash combined with cash generated from operations, including our Mexican and Canadian operations will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures, dividend payments and working capital requirements for at least the next twelve months. We expect to fund all of these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.

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
At June 30, 2015, we had $90 million principal amount of variable-rate debt remaining on a term loan and a $225.0 million revolving credit facility, of which $154.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $70.1 million, taking into account $0.9 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $0.1 million (determined using level 2 inputs within the fair value hierarchy) as of June 30, 2015.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $144.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.4 million per year.
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
As of June 30, 2015 the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated July 29, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated July 29, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated July 29, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated July 29, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	July 29, 2015

INNOPHOS HOLDINGS, INC.

/s/ Robert Harrer
By:	Robert Harrer
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 29, 2015

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated July 29, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated July 29, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated July 29, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated July 29, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002