Form 10-Q
period 2015-09-30
Innophos Holdings, Inc.
filed 2015-11-04
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2015, the registrant had 19,238,346 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context requires otherwise, references to “Innophos,” “the Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Innophos Holdings, Inc. and its consolidated subsidiaries.
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and/or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.
The forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, the demand for our products and services, the markets in which we compete and other information that is not historical information
You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 19, 2015, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.
Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
You should read this Quarterly Report on Form 10-Q and any documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$86,047	$36,207
Accounts receivable, net	100,672	90,551
Inventories	169,574	184,621
Other current assets	47,935	60,135
Total current assets	404,228	371,514
Property, plant and equipment, net	197,112	198,988
Goodwill	84,373	84,373
Intangibles and other assets, net	66,021	73,536
Total assets	$751,734	$728,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,002	$4,003
Accounts payable, trade and other	42,433	53,137
Other current liabilities	40,278	34,806
Total current liabilities	86,713	91,946
Long-term debt	282,000	132,002
Other long-term liabilities	40,652	41,456
Total liabilities	$409,365	$265,404
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,531,234 and 22,447,058; outstanding 19,238,346 and 21,480,334 shares	19	21
Paid-in capital	127,763	124,558
Common stock held in treasury, at cost (3,292,888 and 966,724 shares)	(174,685)	(49,284)
Retained earnings	392,199	390,525
Accumulated other comprehensive loss	(2,927)	(2,813)
Total stockholders' equity	342,369	463,007
Total liabilities and stockholders' equity	$751,734	$728,411

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$199,612	$208,815	$618,515	$644,698
Cost of goods sold	162,491	157,852	499,873	499,230
Gross profit	37,121	50,963	118,642	145,468
Operating expenses:
Selling, general and administrative	23,368	19,419	60,026	58,075
Research & development expenses	1,193	1,168	3,430	3,264
Total operating expenses	24,561	20,587	63,456	61,339
Operating income	12,560	30,376	55,186	84,129
Interest expense, net	1,869	1,089	4,423	2,922
Foreign exchange loss	2,629	1,804	5,061	1,763
Income before income taxes	8,062	27,483	45,702	79,444
Provision for income taxes	2,629	9,163	14,723	26,311
Net income	$5,433	$18,320	$30,979	$53,133
Net income attributable to participating common shareholders	$5,416	$18,281	$30,916	$53,021
Per share data (note 2):
Income per participating share:
Basic	$0.28	$0.84	$1.52	$2.43
Diluted	$0.28	$0.83	$1.50	$2.39
Weighted average participating shares outstanding:
Basic	19,390,246	21,741,050	20,330,118	21,826,771
Diluted	19,662,591	22,128,143	20,633,609	22,204,914

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $189, $220, $434, and ($48))	$(308)	$358	$(709)	$(78)
Change in pension and post-retirement plans, (net of tax ($96), $47, ($204), and $67)	283	146	595	218
Other comprehensive (loss) income, net of tax	$(25)	$504	$(114)	$140
Comprehensive income	$5,408	$18,824	$30,865	$53,273

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net income	$30,979	$53,133
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	29,681	26,643
Amortization of deferred financing charges	445	393
Deferred income tax provision (benefit)	169	(71)
Share-based compensation	2,243	2,688
Changes in assets and liabilities:
Increase in accounts receivable	(10,091)	(6,249)
Decrease in inventories	15,057	17,678
Decrease in other current assets	11,241	2,749
(Decrease) increase in accounts payable	(10,609)	4,568
Increase in other current liabilities	5,342	7,014
Changes in other long-term assets and liabilities	1,480	1,525
Net cash provided from operating activities	75,937	110,071
Cash flows used for investing activities:
Capital expenditures	(21,770)	(21,000)
Acquisition of intangible assets	—	(294)
Net cash used for investing activities	(21,770)	(21,294)
Cash flows used for financing activities:
Proceeds from exercise of options	190	159
Long-term debt borrowings	156,000	—
Long-term debt repayments	(6,002)	(35,003)
Deferred financing costs	(277)	—
Excess tax benefits from exercise of stock options	771	814
Common stock repurchases and restricted stock forfeitures	(125,402)	(14,384)
Dividends paid	(29,322)	(28,022)
Net cash used for financing activities	(4,042)	(76,436)
Effect of foreign exchange rate changes on cash and cash equivalents	(285)	68
Net change in cash	49,840	12,409
Cash and cash equivalents at beginning of period	36,207	32,755
Cash and cash equivalents at end of period	$86,047	$45,164

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings	Paid-in Capital / Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2013	21,893	$22	$364,515	$100,447	$(1,565)	$463,419
Net income			64,461			64,461
Other comprehensive income, (net of tax $598)					(1,248)	(1,248)
Proceeds from stock award exercises and issuances	119			160		160
Share-based compensation				3,280		3,280
Excess tax benefits from exercise of stock options				1,071		1,071
Common stock repurchases	(528)	(1)		(29,482)		(29,483)
Restricted stock forfeitures	(4)			(202)		(202)
Dividends declared			(38,451)			(38,451)
Balance, December 31, 2014	21,480	$21	$390,525	$75,274	$(2,813)	$463,007
Net income			30,979			30,979
Other comprehensive loss, (net of tax $230)					(114)	(114)
Proceeds from stock award exercises and issuances	84			190		190
Share-based compensation				2,243		2,243
Common stock repurchases	(2,319)	(2)		(124,998)		(125,000)
Excess tax benefits from exercise of stock options				771		771
Restricted stock forfeitures	(7)			(402)		(402)
Dividends declared			(29,305)			(29,305)
Balance, September 30, 2015	19,238	$19	$392,199	$(46,922)	$(2,927)	$342,369

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) for interim financial reporting and do not include all disclosures required by US GAAP for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2014 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year-end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2014 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (US).
Certain prior year balances have been reclassified to conform to current year presentation.
Recently Issued Accounting Standards
Adopted
None.
Issued but not yet adopted
In May 2014, the Financial Accounting Standard Board (FASB) issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted to the interim periods within the year of adoption). In July 2015 the FASB deferred the effective date by one year. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.
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
In August 2014, the FASB issued guidance which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles in US auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016; early adoption is permitted. We do not anticipate

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.
In January 2015, the FASB issued new accounting rules which remove the concept of extraordinary items from US GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The new rules will be effective for us in the first quarter of 2016. We do not anticipate the adoption of the new accounting rules will have a material impact on our financial position, results of operations and related disclosures.
In February 2015, the FASB issued amendments to the criteria for determining which entities are considered variable interest entities (VIEs) and to the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and early adoption is permitted. We do not anticipate the adoption of the new accounting rules will have a material impact on our financial position, results of operations and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. We do not anticipate the adoption of the new accounting rules will have a material impact on our financial position, results of operations and related disclosures, although it will change the financial statement classification of our debt issuance costs. As of September 30, 2015, we have $1.5 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.
In July 2015, the FASB issued guidance which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. We do not anticipate the adoption of the new accounting rules will have a material impact on our financial position, results of operations and related disclosures.
In September 2015, the FASB issued guidance which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.  Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined.  Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date.  Early application is permitted. We do not anticipate the adoption of the new accounting rules will have a material impact on our financial position, results of operations and related disclosures.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$5,433	$18,320	$30,979	$53,133
Less: earnings attributable to unvested shares	(17)	(39)	(63)	(112)
Net income available to participating common shareholders	$5,416	$18,281	$30,916	$53,021
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,390,246	21,741,050	20,330,118	21,826,771
Dilutive effect of stock equivalents	272,345	387,093	303,491	378,143
Diluted number of weighted average participating common shares outstanding	19,662,591	22,128,143	20,633,609	22,204,914
Earnings per participating common share:
Earnings per participating common share—Basic	$0.28	$0.84	$1.52	$2.43
Earnings per participating common share—Diluted	$0.28	$0.83	$1.50	$2.39

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	404,602	321,102	373,456	330,052

3. Dividends
The following is the dividend activity for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Dividends declared – per share	$0.48	$0.48	$1.44	$1.28
Dividends declared – aggregate	9,261	10,477	29,322	28,022
Dividends paid – per share	0.48	0.48	1.44	1.28
Dividends paid – aggregate	9,261	10,477	29,322	28,022

Innophos Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, it is dependent upon cash dividends, distributions and other transfers from its subsidiaries, most directly Innophos, Inc., its primary operating subsidiary, and Innophos Investments Holdings, Inc., the parent of Innophos, Inc., to make dividend payments on its common stock.

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
For the 2015 grants the expected volatility and the expected term are based on the Company's historical data. The dividend yield is the expected annual dividend payments divided by the average stock price up to the date of grant. The risk-free interest rates are derived from the US Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.
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
Stock Grants
In May 2015, the six independent members of the Board of Directors were granted a combined total of 9,792 shares of the Company's common stock with an aggregated fair value of approximately $0.5 million which immediately vested as part of their director fees.
The Board of Directors authorized a new stock repurchase program, commencing January 1, 2015, pursuant to which the Company intends to acquire for cash in open market or private transactions from time to time up to $125 million of its common stock over the ensuing 12 months. The timing of repurchases and the exact number of shares of common stock to be purchased depended upon market conditions and other factors. The repurchase program was funded through existing liquidity, including possible borrowings from the credit facility (see Note 9), and cash from operations. Treasury stock is recognized at the cost to reacquire the shares. Under the stock repurchase program, during the nine months ended September 30, 2015, the Company repurchased 2,318,720 shares of its common stock on the open market at an average price of 53.91 per share, for an aggregate price of $125.0 million. The share repurchase program was completed in the third quarter of 2015.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Stock options	$327	$241	$1,029	$1,056
Restricted stock	300	273	938	830
Performance shares	31	199	(234)	532
Stock grants	—	—	510	270
Total share-based compensation expense	$658	$713	$2,243	$2,688
During the third quarter of 2015, the Company identified a presentation misclassification between paid-in capital and common stock held in treasury on the second quarter balance sheet (not included herein), resulting in each classification being understated by $49.2 million as of June 30, 2015. All related disclosures, total stockholders’ equity and the Statement of Stockholders’ Equity were presented properly for all periods. The Company deems this balance sheet misclassification as immaterial.

5. Inventories
Inventories consist of the following:

	September 30, 2015	December 31, 2014
Raw materials	$48,990	$60,697
Finished products	107,205	111,600
Spare parts	13,379	12,324
	$169,574	$184,621

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of September 30, 2015 and December 31, 2014 were $13,201 and $12,626, respectively.

6. Other Current Assets
Other current assets consist of the following:

	September 30, 2015	December 31, 2014
Creditable taxes (value added taxes)	13,307	$18,124
Vendor inventory deposits (prepaid)	7,196	9,483
Prepaid income taxes	10,604	12,658
Deferred income taxes	11,921	12,647
Prepaid insurance	1,793	2,109
Other	3,114	5,114
	$47,935	$60,135

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2015	December 31, 2014
Developed technology and application patents, net of accumulated amortization of $24,106 for 2015 and $21,894 for 2014	7-20	$22,169	$24,381
Customer relationships, net of accumulated amortization of $15,122 for 2015 and $13,054 for 2014	5-15	23,690	25,758
Trade names and license agreements, net of accumulated amortization of $8,601 for 2015 and $7,573 for 2014	5-20	9,060	10,088
Non-compete agreements, net of accumulated amortization of $1,072 for 2015 and $954 for 2014	3-10	261	379
Total intangibles		$55,180	$60,606
Deferred financing costs, net of accumulated amortization of $2,623 for 2015 and $2,178 for 2014 (see note 9)		$1,504	$1,673
Other tax assets		6,359	7,013
Other assets		2,978	4,244
Total other assets		$10,841	$12,930
		$66,021	$73,536

8. Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2015	December 31, 2014
Payroll related	$10,884	$12,703
Taxes other than income taxes	4,518	5,057
Benefits and pensions	5,290	6,640
Freight and rebates	4,767	4,346
Income taxes	2,374	1,302
Restructuring	6,904	—
Other	5,541	4,758
	$40,278	$34,806

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	September 30, 2015	December 31, 2014
Term loan due 2017	$89,000	$92,000
Revolver borrowings under the credit facility due 2017	197,000	44,000
Capital leases	2	5
Total borrowings	$286,002	$136,005
Less current portion	4,002	4,003
Long-term debt	$282,000	$132,002

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
As of September 30, 2015, $89.0 million was outstanding under the term loan and $197.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate (determined using level 2 inputs within the fair value hierarchy) with total availability at $27.1 million, taking into account $0.9 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.2%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Companies to maintain the following consolidated ratios (as defined and calculated according to the Credit Agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.00 to 1.00.
(b) “Fixed Charge Coverage Ratio” greater than or equal to 1.25 to 1.00.

As of September 30, 2015, the Company was in full compliance with all debt covenant requirements.
In order to make restricted payments such as share repurchases or dividends, the Company must pass an incurrence test of (a) the total leverage ratio shall be 0.50 less than the applicable covenant level and (b) accessible borrowing availability of at least $25.0 million.
In the third quarter of 2015, the Company successfully negotiated with the lenders to amend the credit agreement to remove the senior leverage ratio. Fees and expenses incurred in the third quarter of 2015 with the latest amendment were approximately $0.3 million. The amounts above were recorded as deferred financing costs and are being amortized over the term of the credit agreement using the effective interest method.
Simultaneous with the term of the credit facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting quarterly consistent with the term loan, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is a liability of approximately $0.6 million as of September 30, 2015.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the nine months ended September 30, 2015 and September 30, 2014 was $4,089 and $3,154, respectively.

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense	$1,767	$1,008	$4,099	2,615
Deferred financing cost	160	130	445	393
Interest income	(21)	(14)	(58)	(28)
Less: amount capitalized for capital projects	(37)	(35)	(63)	(58)
Total interest expense, net	$1,869	$1,089	$4,423	$2,922

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	September 30, 2015	December 31, 2014
Deferred income taxes	$22,824	$24,400
Pension and post retirement liabilities	10,201	10,714
Uncertain tax positions	2,677	2,798
Environmental liabilities	1,100	1,100
Other liabilities	3,850	2,444
	$40,652	$41,456

11. Income Taxes
The effective income tax rate on income before taxes was approximately 32% for the nine months ended September 30, 2015 compared to approximately 33% for the comparable period in 2014. The variance in the effective tax rate is primarily due to uncertain income tax position benefits which decreased the effective tax rate by 1% in the prior year and R&D and state research and development credits which decreased the prior year effective tax rate by 1%, more than offset by increased taxable income in lower tax rate jurisdictions in the current year.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2007 through 2013. In addition, Innophos Canada, Inc. was assessed approximately $3.5 million for the tax years 2007 and 2008 by the Canadian tax authorities. The Company is contesting the full assessment. After lengthy discussions, the Canadian tax authorities have reassessed these amounts in August 2014 and the Company filed a Notice of Objection with the Canada Revenue Agency Appeals Board in November 2014. The Company believes that its tax position is more likely than not to be sustained. It is reasonably possible that new issues will be raised by tax authorities which may require adjustments to the amount of unrecognized tax benefits as of September 30, 2015. Other than the items mentioned above, as of September 30, 2015, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $10,075 and $24,123 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of September 30, 2015.
Litigation
2008 RCRA Civil Enforcement - Geismar, Louisiana plant
Following several inspections by the Environmental Protection Agency, or EPA, at our Geismar, Louisiana purified phosphoric acid, or PPA, plant and related submissions we made to support claimed exemptions from the federal Resource, Conservation and Recovery Act, or RCRA, in March 2008, EPA referred our case to the Department of Justice, or DOJ, for civil enforcement. Although no citations were ever issued or formal proceedings instituted, the agencies claim we violate RCRA by failing to manage appropriately two materials that DOJ/EPA alleges are hazardous wastes. Those materials are: (i) Filter Material from an enclosed intermediate filtration step to further process green phosphoric acid we receive as raw material via pipeline from the adjacent site operated by an affiliate of Potash Corporation of Saskatchewan, or PCS; and (ii) Raffinate, a co-product we return to PCS under a long-term contract we have with PCS.
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
In the course of discussions with the Government Parties, the DOJ/EPA has required that we undertake, as an interim measure, the construction of a new filter unit to replace the enclosed system and allow the removal and separate handling of the Filter Material. We built that unit, which has been operating since 2012.
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
Other Legal Matters
In March 2008, Sudamfos S.A., or Sudamfos, an Argentine phosphate producer, filed an arbitration before the ICC International Court of Arbitration, Paris, France, concerning an alleged agreement for our Mexicana subsidiary, or Mexicana, to sell it 12,500 metric tons of phosphoric acid, but subsequently withdrew the proceeding. In October 2008, Mexicana filed suit in Mexico against Sudamfos to collect approximately $1.2 million representing the contract price for prior deliveries of phosphoric acid for which Sudamfos had refused to pay. In October 2009, Sudamfos answered the suit and counterclaimed for

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

$3.0 million based upon the agreement originally alleged in the arbitration. In subsequent proceedings including available appeals, Mexicana's claim was sustained and Sudamfos' counterclaim was denied. In November 2015, Sudamfos and Mexicana executed an agreement under which Sudamfos will pay $1.4 million through an immediate payment of $0.1 million and the remaining $1.3 million over three years, secured by a lien on Sudamfos' operating plant site.
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

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$80	$80	$—	$78	$78
Interest cost	29	42	71	30	44	74
Expected return on assets	(35)	—	(35)	(30)	—	(30)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	17	(6)	11	—	(10)	(10)
Net periodic cost	$11	$116	$127	$—	$112	$112

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	—	$239	$239	$—	$234	$234
Interest cost	86	126	212	91	131	222
Expected return on assets	(104)	—	(104)	(91)	—	(91)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	49	(17)	32	—	(30)	(30)
Net periodic cost	$31	$348	$379	$—	$335	$335

In April 2015, Innophos contributed approximately $0.1 million to its US defined benefit pension plan to satisfy the full year 2015 minimum contribution requirements.
Innophos made its entire cash contribution of $3.0 million for the US defined contribution plan during the first quarter of 2015 for the plan year 2014.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$84	$12	$96	$79	$18	$97
Interest cost	124	13	137	144	21	165
Expected return on assets	(188)	—	(188)	(234)	—	(234)
Amortization of
actuarial loss (gain)	38	—	38	25	4	29
prior service cost	26	—	26	24	—	24
net transition obligation	—	6	6	—	7	7
Exchange rate changes	429	(104)	325	329	(74)	255
Net periodic cost	$513	$(73)	$440	$367	$(24)	$343

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$262	$36	$298	$238	$52	$290
Interest cost	386	41	427	431	64	495
Expected return on assets	(588)	—	(588)	(700)	—	(700)
Amortization of
actuarial loss (gain)	120	—	120	75	11	86
prior service cost	83	—	83	71	—	71
net transition obligation	—	18	18	—	21	21
Exchange rate changes	780	(182)	598	304	(68)	236
Net periodic cost	$1,043	$(87)	$956	$419	$80	$499

Innophos Canada, Inc. does not plan to make cash contributions to its Canadian defined benefit plan in 2015.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated Other Comprehensive Income by Component:

For the three months ended September 30, 2015	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2015	$(2,863)	$(39)	$(2,902)
Other comprehensive income (loss) before reclassifications	283	(308)	(25)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	283	(308)	(25)
Balance at September 30, 2015	$(2,580)	$(347)	$(2,927)

For the three months ended September 30, 2014	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2014	$(2,215)	$286	$(1,929)
Other comprehensive income before reclassifications	146	358	504
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	146	358	504
Balance at September 30, 2014	$(2,069)	$644	$(1,425)

For the nine months ended September 30, 2015	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2014	$(3,175)	$362	$(2,813)
Other comprehensive income (loss) before reclassifications	595	(709)	(114)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	595	(709)	(114)
Balance at September 30, 2015	$(2,580)	$(347)	$(2,927)

For the nine months ended September 30, 2014	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2013	$(2,287)	$722	$(1,565)
Other comprehensive income (loss) before reclassifications	218	(78)	140
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	218	(78)	140
Balance at September 30, 2014	$(2,069)	$644	$(1,425)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Restructuring Costs
Given the 2015 margin compression that the Company is experiencing, management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation which was conducted during the third quarter of 2015, we launched an initiative to reduce our cost structure by implementing various staff reduction actions.
In accordance with the applicable guidance for non-retirement post-employment benefits, we accounted for the related termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts could be reasonably estimated.
We have incurred costs associated with involuntary termination benefits associated with our corporate-related initiatives. During the three and nine months ended September 30, 2015, we incurred restructuring costs of $8.6 million. The amounts recorded within selling, general and administrative expenses in the statements of operations were $5.9 million and cost of goods sold were $2.7 million. The payments associated with these actions are expected to be completed within 12 to18 months from September 30, 2015.
The following table summarizes the activities related to severance and benefits:

For the three and nine months ended September 30, 2015	Restructuring Costs
Balance at December 31, 2014	$—
Expense recorded	8,628
Payments made	(1,185)
Balance at September 30, 2015	$7,443

16. Segment Reporting
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended September 30, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$145,617	$40,304	$13,691	$—	$199,612
Intersegment sales	1,743	15,117	26	(16,886)	—
Total sales	$147,360	$55,421	$13,717	$(16,886)	$199,612
Operating income (a)	$15,366	$3,865	$(6,671)	$—	$12,560
Depreciation and amortization expense	$6,622	$1,637	$789	$—	$9,048

For the three months ended September 30, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$147,220	$43,075	$18,520	$—	$208,815
Intersegment sales	2,086	11,094	55	(13,235)	—
Total sales	$149,306	$54,169	$18,575	$(13,235)	$208,815
Operating income	$23,603	$5,904	$869	$—	$30,376
Depreciation and amortization expense	$6,483	$2,156	$605	$—	$9,244

For the nine months ended September 30, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$441,116	$126,410	$50,989	$—	$618,515
Intersegment sales	7,704	43,335	171	(51,210)	—
Total sales	$448,820	$169,745	$51,160	$(51,210)	$618,515
Operating income (a)	$45,023	$18,145	$(7,982)	$—	$55,186
Depreciation and amortization expense	$20,348	$6,930	$2,403		$29,681

For the nine months ended September 30, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$455,497	$128,449	$60,752	$—	$644,698
Intersegment sales	3,636	38,852	94	(42,582)	—
Total sales	$459,133	$167,301	$60,846	$(42,582)	$644,698
Operating income	$65,150	$22,085	$(3,106)	$—	$84,129
Depreciation and amortization expense	$18,092	$7,202	$1,349	$—	$26,643

(a)    The three and nine month periods ended September 30, 2015 include an $8.6 million charge to earnings for restructuring costs in GTSP & Other.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Trends and Outlook
Total Company financial performance in the third quarter 2015, excluding restructuring charges, was consistent with each of the first two quarters of the year, recording the third straight quarter of approximately $21 million in operating income. Improvements in US Specialty Phosphates selling prices and GTSP profitability were offset by lower operating income in Mexico Specialty Phosphates caused by lower selling prices as a result of increased pressures from Chinese competition.
Specialty Phosphates volumes overall were flat for the third quarter 2015 compared to the prior year period. A 9% increase in PPA volumes, primarily due to previous year US supply issues, was offset by a 12% decline in technical grade STPP volumes. Export sales were 1% higher than the third quarter 2014, marking the first quarter this year to show a positive variance and bringing the year-to-date variance to a 4% decline, consistent with government statistics for year-to-date overall US exports of goods and services. The Specialty Phosphates volume outlook continues to be flat for full year 2015 compared to 2014, with the fourth quarter 2015 year-over-year comparable expected to recover the year-to-date September shortfall due to low fourth quarter 2014 PPA volumes caused by supply issues during that period.
Specialty Phosphates operating income margins were 10% for the third quarter 2015, below the expected 12-13% range, due to the significant 720 basis point sequential decline in Mexico Specialty Phosphates resulting primarily from lower selling prices. Recently implemented selling price increases in the US contributed to a sequential improvement of 150 basis points in third quarter 2015 US & Canada Specialty Phosphates operating income margins. Total Specialty Phosphates operating income margins are now expected to be 11% for both the fourth quarter and full year 2015. Specialty Phosphates operating income is expected to be flat sequentially for the fourth quarter 2015, as cost savings from restructuring are expected to be offset by the effects of seasonally lower sales volumes.
Given the 2015 margin compression that the Company is experiencing, management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation, a restructuring charge of almost $9 million was recorded in the current quarter which is expected to deliver $13 million of annual cost savings going forward. Approximately 85% of the restructuring was recorded in the US business and 15% in the Mexico business, with approximately one-third of the restructuring in cost of goods sold and two-thirds in operating expense. Run-rate achievements of the anticipated $13 million annualized savings are expected to be approximately 50% for fourth quarter 2015, 75% by the start of 2016 and 100% by the start of the second half 2016.
Reported fertilizer market prices were relatively flat during the third quarter of 2015, but showed downward pressure in October. Demand remains weaker than normal and further downward pressure on prices is expected, as the fourth quarter is a seasonally slow period for fertilizers. Market phosphate rock prices were stable sequentially in the third quarter 2015 and are expected to remain relatively stable for the fourth quarter. Sulfur market prices increased 4% sequentially in the third quarter 2015, but settled 20% lower for the fourth quarter 2015 given the weak fertilizer market demand.
Excluding approximately $9 million of restructuring charges booked in “Other”, GTSP & Other recorded $2 million operating income for the third quarter 2015, which is above expectations and represents an increase of $1 million compared to the prior year quarter. Given the weak demand and declining price expectations, the Company expects operating income to revert back to break-even for the fourth quarter.
Net debt (total long-term debt (including any current portion) less cash and cash equivalents) increased sequentially by $36 million in the third quarter 2015, to $200 million, while $49 million was returned to shareholders.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Amount	%	Amount	%
Net sales	$199.6	100.0	$208.8	100.0
Cost of goods sold	162.5	81.4	157.8	75.6
Gross profit	37.1	18.6	51.0	24.4
Operating expenses:
Selling, general and administrative	23.4	11.7	19.5	9.3
Research & development	1.1	0.6	1.1	0.5
Income from operations	12.6	6.3	30.4	14.6
Interest expense, net	1.9	1.0	1.1	0.5
Foreign exchange losses (gains), net	2.6	1.3	1.8	0.9
Provision for income taxes	2.7	1.4	9.2	4.4
Net income	$5.4	2.7	$18.3	8.8

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Amount	%	Amount	%
Net sales	$618.5	100.0	$644.7	100.0
Cost of goods sold	499.9	80.8	499.2	77.4
Gross profit	118.6	19.2	145.5	22.6
Operating expenses:
Selling, general and administrative	60.0	9.7	58.0	9.0
Research & development	3.4	0.5	3.4	0.5
Income from operations	55.2	8.9	84.1	13.0
Interest expense, net	4.4	0.7	2.9	0.4
Foreign exchange losses (gains), net	5.1	0.8	1.8	0.3
Provision for income taxes	14.7	2.4	26.3	4.1
Net income	$31.0	5.0	$53.1	8.2
`

Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2015 were $199.6 million, a decrease of $9.2 million, or 4.4%, as compared to $208.8 million for the same period in 2014. Specialty Phosphates sales were down 2.3%, or $4.4 million, all due to lower selling prices across all product lines. Sequential increases in US & Canada Specialty Phosphates selling prices were offset by decreases in Mexico Specialty Phosphates due to increased selling price pressures from Chinese competitors. Increased Food & Tech Grade PPA volumes were offset by decreased STPP & Detergent Grade PPA volumes, leading to a zero volume variance for Specialty Phosphates overall. GTSP & Other sales were down 26.1%, or $4.8 million, with volumes lower by 21.5%, or $4.0 million, and prices lower by 4.6%, or $0.8 million.
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

The following table illustrates for the three months ended September 30, 2015 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(1.5)%	0.4%	(1.1)%
Specialty Phosphates Mexico	(5.2)%	(1.2)%	(6.4)%
Total Specialty Phosphates	(2.3)%	—%	(2.3)%
GTSP & Other	(4.6)%	(21.5)%	(26.1)%
Total	(2.5)%	(1.9)%	(4.4)%

The following table illustrates for the three months ended September 30, 2015 the percentage changes for net sales by Specialty Phosphates product lines compared with the same period of the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(1.9)%	(0.5)%	(2.4)%
Food & Technical Grade PPA	(3.7)%	8.6%	4.9%
STPP & Detergent Grade PPA	(2.8)%	(11.7)%	(14.5)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2015 was $37.1 million, a decrease of $13.9 million, or 27.3%, as compared to $51.0 million for the same period in 2014. Gross profit percentage of net sales decreased to 18.6% for the three months ended September 30, 2015 versus 24.4% for the same period in 2014. Gross profit in 2015 was adversely affected by $6.4 million higher raw material costs, largely PPA and merchant green acid, or MGA in the US, $5.2 million lower selling prices, $3.2 million higher manufacturing costs and $2.8 million restructuring costs recorded in the period. These unfavorable effects were partially offset by $2.7 million favorable exchange rate from our Mexican peso and Canadian dollar based costs. Included in 2014 was a total of $1.0 million planned maintenance outage expense at our Coatzacoalcos, Mexico and Port Maitland, Canada manufacturing facilities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the three months ended September 30, 2015 were $24.5 million, an increase of $3.9 million, or 18.9%, as compared to $20.6 million for the same period in 2014. The increase was primarily due to $5.8 million restructuring costs recorded in the period, partially offset by $0.5 million lower spending in our Nutrition business, $0.5 million favorable exchange rate from Mexican peso based costs, $0.4 million lower employee related expenses, and $0.4 million lower professional service fees.
Operating Income
Operating income for the three months ended September 30, 2015 was $12.6 million, a decrease of $17.8 million, or 58.6%, as compared to $30.4 million for the same period in 2014. Operating income as a percentage of net sales decreased to 6.3% versus 14.6% for the same period in 2014, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2015 was $1.9 million, an increase of $0.8 million, or 72.7% as compared to $1.1 million for the same period in 2014. The increase was mainly due to higher average debt levels, largely driven by our share repurchase program.
Foreign Exchange
Foreign exchange for the three months ended September 30, 2015 was a loss of $2.6 million as compared to a loss of $1.8 million for the same period in 2014. The US Dollar is the functional currency of our Mexican and Canadian operations. The

Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US Dollar strengthened throughout the period versus the Mexican Peso and the Canadian Dollar, the re-measurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 33% for the three months ended September 30, 2015 and the same period in 2014.
Net Income
Net income for the three months ended September 30, 2015 was $5.4 million, a decrease of $12.9 million, as compared to $18.3 million for the same period in 2014, due to the factors described above.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2015 were $618.5 million, a decrease of $26.2 million, or 4.1% , as compared to $644.7 million for the same period in 2014. Specialty Phosphates sales were down 2.8%, or $16.4 million, with prices lower by 2.2%, or $12.7 million, and volumes lower by 0.6%, or $3.7 million. Prices were down in US & Canada Specialty Phosphates due to increased competitive pressures from the strength of the US Dollar against the euro and Chinese competition in certain markets, and prices were down in Mexico Specialty Phosphates due to increased Chinese competition in Mexico and Latin American markets. The volume decline is mainly due to soft demand in many markets for Specialty Ingredients and an unwillingness to compete at certain price levels on various products, partially offset by an increase in Food & Technical Grade PPA volumes. GTSP & Other sales were down 16.1%, or $9.8 million, with volumes lower by 17.4%, or $10.6 million, due to weak fertilizer market demand, but prices higher 1.3%, or $0.8 million.
The Company calculates pure selling price dollar variances as the selling price for the current year to date period minus the selling price for the prior year to date period, and then multiplies the resulting selling price difference by the prior year to date period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the nine months ended September 30, 2015 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(2.2)%	(1.0)%	(3.2)%
Specialty Phosphates Mexico	(2.2)%	0.6%	(1.6)%
Total Specialty Phosphates	(2.2)%	(0.6)%	(2.8)%
GTSP & Other	1.3%	(17.4)%	(16.1)%
Total	(1.8)%	(2.3)%	(4.1)%
The following table illustrates for the nine months ended September 30, 2015 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(2.1)%	(2.7)%	(4.8)%
Food & Technical Grade PPA	(3.0)%	10.1%	7.1%
STPP & Detergent Grade PPA	(0.8)%	(5.8)%	(6.6)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2015 was $118.6 million, a decrease of $26.9 million, or 18.5%, as compared to $145.5 million for the same period in 2014. Gross profit percentage of net sales decreased to 19.2% for the nine months ended September 30, 2015 versus 22.6% for the same period in

2014. Gross profit in 2015 was adversely affected by $11.9 million lower selling prices, $7.3 million higher raw material costs, primarily PPA and MGA in the US, $6.6 million higher manufacturing costs, $2.8 million restructuring costs recorded in the period, $2.7 million higher depreciation, $1.2 million unfavorable sales volume effects, $0.9 million for a GTSP lower of cost or market reserve, and a combined net $0.9 million increase in planned maintenance outage expense at our Coatzacoalcos, Mexico, Geismar, Louisiana, and Waterway, Illinois manufacturing facilities. These unfavorable effects were partially offset by $6.5 million favorable exchange rate from Mexican peso and Canadian dollar based costs. Included in 2014 was $0.9 million for the accrual of Geismar, Louisiana plant contingent liabilities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the nine months ended September 30, 2015 were $63.4 million, an increase of $2.0 million, or 3.3%, as compared to $61.4 million for the same period in 2014. The increase was primarily due to a $5.8 million restructuring costs recorded in the period, partially offset by $1.4 million decreased employee related expense mostly for short term incentive accruals and stock compensation, $1.4 million lower spending in our Nutrition unit within our Specialty Ingredients product line, and $1.1 million favorable exchange rate from Mexican peso based costs.
Operating Income
Operating income for the nine months ended September 30, 2015 was $55.2 million, a decrease of $28.9 million, or 34.4%, as compared to $84.1 million for the same period in 2014. Operating income as a percentage of net sales decreased to 8.9% versus 13.0% for the same period in 2014, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2015 was $4.4 million, an increase of $1.5 million, or 51.7%, as compared to $2.9 million for the same period in 2014. The increase was mainly due to higher average debt levels, largely driven by our share repurchase program, and a $0.5 million interest benefit in 2014 for income tax audits in the US.
Foreign Exchange
Foreign exchange for the nine months ended September 30, 2015 was a loss of $5.1 million as compared a loss of $1.8 million for the same period in 2014. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US Dollar strengthened throughout the period versus the Mexican Peso and the Canadian Dollar, the re-measurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 32% for the nine months ended September 30, 2015 compared to 33% for the same period in 2014. The variance in the effective tax rate is primarily due to uncertain income tax position benefits which decreased the effective tax rate by 1% in the prior year and research and development and state research and development credits which decreased the prior year effective tax rate by 1%, both of which were more than offset by the effects of an increased proportion of taxable income in lower tax rate jurisdictions in the current year.
Net Income
Net income for the nine months ended September 30, 2015 was $31.0 million, a decrease of $22.1 million as compared to $53.1 million for the same period in 2014, due to the factors described above.

Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of three product lines: Specialty Ingredients; Food & Technical Grade PPA; and STPP & Detergent Grade PPA. Innophos Nutrition is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the results of these indicators by segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$145,617	$147,220	(1.1)%
Specialty Phosphates Mexico	40,304	43,075	(6.4)%
Total Specialty Phosphates	185,921	190,295	(2.3)%
GTSP & Other	13,691	18,520	(26.1)%
Total	$199,612	$208,815	(4.4)%

Segment Operating Income
Specialty Phosphates US & Canada	$15,366	$23,603
Specialty Phosphates Mexico	3,865	5,904
Total Specialty Phosphates	19,231	29,507
GTSP & Other (a)	(6,671)	869
Total	$12,560	$30,376

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	10.6%	16.0%
Specialty Phosphates Mexico	9.6%	13.7%
Total Specialty Phosphates	10.3%	15.5%
GTSP & Other (a)	(48.7)%	4.7%
Total	6.3%	14.5%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$6,622	$6,483
Specialty Phosphates Mexico	1,637	2,156
Total Specialty Phosphates	$8,259	$8,639
GTSP & Other	789	605
Total	$9,048	$9,244

(a) The three months ended September 30, 2015 includes an $8.6 million charge to earnings for restructuring costs.

	Nine Months Ended
	September 30, 2015	September 30, 2014	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$441,116	$455,497	(3.2)%
Specialty Phosphates Mexico	126,410	128,449	(1.6)%
Total Specialty Phosphates	567,526	583,946	(2.8)%
GTSP & Other	50,989	60,752	(16.1)%
Total	$618,515	$644,698	(4.1)%

Segment Operating Income
Specialty Phosphates US & Canada	$45,023	$65,150
Specialty Phosphates Mexico	18,145	22,085
Total Specialty Phosphates	63,168	87,235
GTSP & Other (a)	(7,982)	(3,106)
Total	$55,186	$84,129

Segment Operating Income % of net sales
Specialty Phosphates US & Canada	10.2%	14.3%
Specialty Phosphates Mexico	14.4%	17.2%
Total Specialty Phosphates	11.1%	14.9%
GTSP & Other (a)	(15.7)%	(5.1)%
Total	8.9%	13.0%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$20,348	$18,092
Specialty Phosphates Mexico	6,930	7,202
Total Specialty Phosphates	$27,278	$25,294
GTSP & Other	2,403	1,349
Total	$29,681	$26,643

(a) The nine months ended September 30, 2015 includes an $8.6 million charge to earnings for restructuring costs.
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 1.1% for the three months ended September 30, 2015 compared with the same period in 2014. Average selling prices decreased by 1.5%, primarily in Specialty Ingredients while overall volumes increased 0.4% as increases in Food & Technical Grade PPA exceeded declines in Specialty Ingredients.
Specialty Phosphates Mexico net sales decreased 6.4% for the three months ended September 30, 2015 compared with the same period in 2014. Selling prices decreased 5.2% due to increased pressures from Chinese competitors and overall volumes decreased 1.2%, with decreases in STPP & Detergent Grade PPA partially offset by increases in Specialty Ingredients and Food & Technical Grade PPA.
GTSP & Other net sales increased 26.1% for the three months ended September 30, 2015 compared with the same period in 2014. Volumes decreased 21.5% due to soft fertilizer market demand while selling prices decreased 4.6%.

Segment Operating Income Percentage of Net Sales:
The 540 basis point decrease in Specialty Phosphates US & Canada operating income margins for the three months ended September 30, 2015 compared with the same period in 2014 is to due higher raw material costs, mainly PPA and MGA, which decreased margins by 360 basis points, higher manufacturing expenses which decreased margins by 210 basis points, lower selling prices which decreased margins by 120 basis points, and higher depreciation which decreased margins by 10 basis points. This decrease was partially offset by lower operating expenses which increased margins by 100 basis points, favorable exchange rate effects which increased margins by 30 basis points, and lower turnaround costs which increased margins by 30 basis points.
The 410 basis point decrease in Specialty Phosphates Mexico operating income margins for the three months ended September 30, 2015 compared with the same period in 2014 is due to lower selling prices which decreased margins by 470 basis points, higher manufacturing and operating expenses which decreased margins by 380 basis points, higher raw material costs, mainly sulfur, which decreased margins by 250 basis points, and decreased sales volume/mix which decreased margins by 20 basis points. This decrease was partially offset by favorable exchange rate effects which increased margins by 500 basis points, lower depreciation which increased margins by 120 basis points, and lower turnaround costs which increased margins by 90 basis points.
The 5,340 basis point decrease in GTSP & Other operating income margins for the three months ended September 30, 2015 compared with the same period in 2014 is due to restructuring costs recorded in the period which decreased margins by 4,650 basis points, decreased sales volume/mix which decreased margins by 1,630 basis points, lower selling prices which decreased margins by 450 basis points, and higher depreciation which decreased margins by 100 basis points. This decrease was partially offset by lower raw material cost which increased margins by 690 basis points, favorable exchange rate effects which increased margins by 380 basis points, lower manufacturing and operating expenses which increased margins by 350 basis points, and lower turnaround costs which increased margins by 70 basis points.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 3.2% for the nine months ended September 30, 2015 when compared with the same period in 2014. Average selling prices decreased by 2.2%, mainly in Specialty Ingredients and Food & Technical Grade PPA, and overall volumes decreased 1.0%, with decreases in Specialty Ingredients partially offset by increased Food & Technical Grade PPA volumes.
Specialty Phosphates Mexico net sales decreased 1.6% for the nine months ended September 30, 2015 when compared with the same period in 2014. Selling prices decreased 2.2%, with decreases across all product lines, while overall volumes increased 0.6%, with increases Food & Technical Grade PPA partially offset by decreases in Specialty Ingredients and STPP & Detergent Grade PPA.
GTSP & Other net sales decreased 16.1% for the nine months ended September 30, 2015 when compared with the same period in 2014. Volumes decreased 17.4% under soft market conditions while selling prices increased 1.3%.
Segment Operating Income Percentage of Net Sales:
The 410 basis point decrease in Specialty Phosphates US & Canada for the nine months ended September 30, 2015 compared with the same period in 2014 was due to increased raw material costs, primarily PPA and MGA, which decreased margins 220 basis points, lower average selling prices which decreased margins by 190 basis points, higher depreciation which decreased margins by 50 basis points, higher manufacturing cost which decreased margins by 50 basis points, and lower sales volume/mix which decreased margins by 10 basis points. This decrease was partially offset by lower operating expenses which increased margins by 70 basis points, favorable exchange rate effects which increased margins by 20 basis points, and lower turnaround costs which increased margins by 20 basis points.
The 280 point decrease in Specialty Phosphates Mexico for the nine months ended September 30, 2015 compared with the same period in 2014 is due to higher manufacturing and operating cost which decreased margins by 260 basis points, lower average selling prices which decreased margins by 190 basis points, higher raw material costs which decreased margins by 150 basis points, and higher turnaround costs which decreased margins by 100 basis points. This decrease was partially offset by favorable exchange rate effects which increased margins by 390 basis points, lower depreciation which increased margins by 20 basis points, and higher sales volume/mix which increased margins by 10 basis points.
The 1,050 basis point decrease in GTSP & Other for the nine months ended September 30, 2015 compared with the same period in 2014 is due to restructuring costs recorded in the period which decreased margins by 1,420 basis points, higher manufacturing costs which lowered margins 350 basis points, lower sales volume/mix which decreased margins by 310 basis points, higher depreciation which decreased margins by 170 basis points, a lower of cost or market reserve which decreased margins by 150 basis points, and higher turnaround costs which decreased margins by 70 basis points. This decrease was partially offset by lower raw material cost which increased margins by 840 basis points, favorable exchange rate effect which increased margins by 280 basis points, higher selling prices which increased margins 130 basis points, and lower operating costs which increased margins by 20 basis points. Included in 2014 was the accrual of Geismar Louisiana plant. contingent liabilities which increased margins by 150 basis points in 2015.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Nine months ended
	September 30, 2015	September 30, 2014
Operating Activities	$75.9	$110.1
Investing Activities	(21.8)	(21.3)
Financing Activities	(4.0)	(76.4)
Effect of foreign exchange rate changes	(0.3)	0.1

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Net cash provided by operating activities was $75.9 million for the nine months ended September 30, 2015 as compared to $110.1 million for 2014, a decrease of $34.2 million. The decrease in operating activities cash resulted from unfavorable changes of $22.1 million in net income, as described earlier, $14.8 in working capital, and $0.1 million in other long term assets and liabilities, partially offset by favorable changes of $2.8 million in non-cash adjustments to income.
The unfavorable change in working capital was derived from it being a source of cash of $11.0 million in 2015 compared to a source in 2014 of $25.8 million, a decrease in cash of $14.8 million. The unfavorable change in working capital was due to unfavorable changes in accounts payable of $15.2 million due to larger than usual vendor payables at year end which were paid in the first quarter of 2015, accounts receivable of $3.8 million, inventory of $2.6 million, and other current liabilities of $1.7 million, partially offset by a favorable change in other current assets of $8.5 million. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $0.9 million, $0.9 million, $0.8 million, $0.9 million and $2.2 million as of September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014 respectively, was consistent with the last four quarters' average.
Net cash used for investing activities was $21.8 million for the nine months ended September 30, 2015, compared to $21.3 million for 2014, an increase in spending of $0.5 million.
Approximately 70% of the year-to-date September 2015 capital spending was for maintenance and the remaining 30% was for strategic growth initiatives. The majority of the strategic growth investments were focused on improving the capacity and capability of our Coatzacoalcos, Mexico facility and automating packaging at our Port Maitland, Canada facility. Our expectation for 2015 capital expenditures is approximately $30 million, with the maintenance portion of these capital expenditures expected to be near the lower end of the typical $20-$25 million range.
Innophos currently estimates that full exploration costs to a proven reserves standard for its Baja California mining concession could require expenditures of $10 to $15 million over the next three to four years. This estimate includes mineral rights payments, taxes, mineral resource measurement, beneficiation process design and completion of feasibility studies. Full expenditures would only occur if interim milestone goals are successfully attained. Combined 2010 through 2014 expenditures on the exploration of the Baja California Sur concession deposits were approximately $5.0 million. We continue to expect that spending in 2015 will be lower. Innophos intends to seek one or more partners for these efforts, but anticipates no difficulties in completing the exploration phase without a partnership.
Net cash from financing activities for the nine months ended September 30, 2015 was a use of $4.0 million, compared to a use of $76.4 million in 2014, an increase in cash of $72.4 million. This increase in cash was largely due to $156.0 million increased loan borrowings and $29.0 million decreased loan repayments, partially offset by $111.0 million increased stock repurchases and $1.3 million higher dividend payments. The loan borrowings were largely used to fund the share repurchases.
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
In December 2014, the Company's Board of Directors authorized a new share repurchase program for the Company's common stock for a total consideration of $125 million. The program began on January 1, 2015 and was completed during the third quarter 2015. Under the program, shares were repurchased at management’s discretion, either through open market transactions, block purchases, private transactions or other means and were funded through existing liquidity and cash from operations. Under the stock repurchase program, during the nine months ended September 30, 2015, the Company repurchased 2,318,720 shares of its common stock on the open market at an average price of $53.91 per share, for an aggregate price of $125.0 million. The share repurchase program was completed in the third quarter of 2015.
Given the 2015 margin compression that the Company is experiencing, management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation which was conducted during the third quarter of 2015, we launched an initiative to reduce our cost structure by implementing various staff reduction actions. During the three and nine months ended September 30, 2015, we incurred restructuring costs of $8.6 million. The amounts recorded within selling, general and administrative expenses in the statements of operations were $5.9 million and within cost of goods sold were $2.7 million. Cash outlays associated with these actions are expected to be completed within 12 to18 months from September 30, 2015. The Company estimates approximately $3.0 million in spending will occur through the end of 2015, approximately $5.5 million in 2016 and a residual amount in the first quarter of 2017.
On September 30, 2015, the Company had cash and cash equivalents outside the United States of $75.3 million, or 88% of the Company's balance. Furthermore, the foreign cash amounts are not restricted by law to be used in other countries. In the event we plan to repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States income taxes to repatriate these funds.
We believe that on-hand cash combined with cash generated from operations, including our Mexican and Canadian operations, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures, dividend payments and working capital requirements for at least the next twelve months. We expect to fund all of these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.

Critical Accounting Estimates and Policies
Goodwill
As of January 1, 2015, our Kelatron, AMT, Triarco and CMI reporting units for goodwill purposes have been combined into one reporting unit, Innophos Nutrition, within our Specialty Ingredients product line of Specialty Phosphates. Our reporting units for goodwill purposes are Specialty Phosphates United States, Specialty Phosphates Canada, Specialty Phosphates Mexico, Innophos Nutrition and GTSP & Other. As of December 31, 2014, the fair values of our reporting units were substantially greater than their carrying values.
Other than the above, there have been no material changes from the critical accounting estimates previously disclosed in our 2014 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our credit agreement will bear interest at floating rates based on LIBOR plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally affect our earnings and cash flows, assuming other factors are held constant.
At September 30, 2015, we had $89 million principal amount of variable-rate debt remaining on a term loan and a $225.0 million revolving credit facility, of which $197.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $27.1 million, taking into account $0.9 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is a liability of approximately $0.6 million (determined using level 2 inputs within the fair value hierarchy) as of September 30, 2015.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $186.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.9 million per year.
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
Foreign Currency Exchange Rates
The US Dollar is the functional currency of the Canadian and Mexican operations. Accordingly, these operations’ monetary assets and liabilities are translated at current exchange rates, non-monetary assets and liabilities are translated at historical exchange rates, and revenue and expenses are translated at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities. All transaction gains and losses are included in net income.
Our principal source of exchange rate exposure in our foreign operations consists of expenses, such as labor expenses, which are denominated in the foreign currency of the country in which we operate. A decline in the value of the US Dollar relative to the local currency would generally cause our operational expenses (particularly labor costs) to increase (conversely, a decline in the value of the foreign currency relative to the US Dollar would cause these expenses to decrease). We believe that normal exchange rate fluctuations consistent with recent historical trends would have a modest impact on our expenses, and would not materially affect our financial condition or results of operations. Nearly all of our sales are denominated in US Dollars and our exchange rate exposure in terms of sales revenues is minimal. However, the strength or weakness of the USD versus other currencies can affect our competitiveness in the US market.
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
As of September 30, 2015, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Part I, Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 4, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 4, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated November 4, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated November 4, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INNOPHOS HOLDINGS, INC.

/s/ Randolph Gress
By:	Randolph Gress
Its:	Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	November 4, 2015

INNOPHOS HOLDINGS, INC.

/s/ Robert Harrer
By:	Robert Harrer
Its:	Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 4, 2015

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 4, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 4, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer dated November 4, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer dated November 4, 2015 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002