Form 10-K
period 2015-12-31
Innophos Holdings, Inc.
filed 2016-02-26
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC, 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1.0 billion as of June 30, 2015, the last business day of the Registrant’s most recently completed second quarter (based on the Nasdaq Global Select Market closing price on that date).
As of February 11, 2016, the registrant had 19,288,689 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held May 13, 2016	III (Items 10, 11, 12, 13 and 14)

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and/or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.
The forward-looking statements in this Annual Report on Form 10-K may include, among other things, statements about our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, the demand for our products and services, the markets in which we compete and other information that is not historical information
You should refer to “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.
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
You should read this Annual Report on Form 10-K and any documents that we reference in this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
_______________________________________________________________________________________________
Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to the “Company,” “Innophos,” “we,” “us” or “our” or similar words are to Innophos Holdings, Inc. and its consolidated subsidiaries. Innophos Holdings, Inc. is a Delaware corporation and was incorporated on July 15, 2004.
_______________________________________________________________________________________________
This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1.	BUSINESS
Our Company
Innophos commenced operations as an independent company in August 2004 after purchasing its North American specialty phosphates business from affiliates of Rhodia, S.A., or Rhodia, which has been a part of Solvay S.A. since 2011. In November 2006, Innophos completed an initial public offering and listed its common stock for trading on the Nasdaq Global Select Market under the symbol “IPHS”.
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other specialty ingredients to supply a product range produced to stringent regulatory manufacturing standards and the quality demanded by customers worldwide. Many of Innophos’ products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture, performance or nutritional content of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients and cleaning agents in toothpaste, and they also provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.
Innophos' more recent acquisitions, described below under "Strategic Acquisitions," have focused on the bioactive mineral and nutritional ingredients sector. Bioactive mineral ingredients are mineral based ingredients for food, beverage and dietary supplement end markets that are manufactured to be readily digestible. Historically, Innophos has enjoyed a strong position in “macronutrients,” such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. Through its more recent acquisitions, Innophos now also has a strong position in “micronutrients”, such as chromium, selenium, zinc and iron, small quantities of which are also essential to the human diet. One of Innophos' recent acquisitions described below was in the botanical and enzyme based specialty nutritional ingredients sector. As with the bioactive mineral ingredients, botanical and enzyme based specialty nutritional ingredients are important to Innophos' customers for their nutritional value, and mineral, botanical and specialty phosphate ingredients are often formulated together. This acquisition, together with Innophos’ existing strength in specialty phosphates, has created a strong position for Innophos in the attractive and higher growth specialty nutritional ingredients market.
Strategic Acquisitions
In October 2011, Innophos acquired 100% of the stock of KI Acquisition, Inc., the holding company of Kelatron Corporation, or Kelatron. Founded in 1975 and based in Ogden, Utah, Kelatron is a leading producer of technically advanced bioactive mineral ingredients, with a high quality base of customers in the dietary supplement and sports nutrition markets.
In July 2012, Innophos acquired 100% of the equity of AMT Labs, Inc., or AMT, and an affiliated real estate company holding all AMT real property. Located in North Salt Lake, Utah, AMT has been manufacturing high quality bioactive mineral ingredients for the food, beverage, confectionary and dietary supplement industries for more than 20 years.
In December 2012, Innophos purchased all of the assets of Triarco Industries, Inc., or Triarco. Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage and dietary supplement industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important nutritional benefits and are often formulated with bioactive minerals and specialty phosphates.
In October 2013, Innophos purchased all of the assets of Chelated Minerals International, Inc., or CMI. CMI, a privately held company based in Salt Lake City, Utah, has significant know-how in the manufacture and science of chelated minerals supplied to the human nutrition market.
On December 31, 2014, AMT, Triarco and CMI were merged into Kelatron, which is now operating under the name Innophos Nutrition, Inc.
Key Product Lines
We have four principal product lines: (i) Specialty Ingredients; (ii) Food and Technical Grade Purified Phosphoric Acid, or PPA; (iii) Technical Grade Sodium Tripolyphosphate (STPP) & Detergent Grade PPA and (iv) Granular Triple Super Phosphate (GTSP) & Other. The first three product lines comprise our two Specialty Phosphates reporting segments, US & Canada and Mexico, with GTSP & Other reported separately in a third reporting segment.

Specialty Ingredients
Specialty Ingredients are the most highly engineered products in our portfolio. Specialty ingredients consist of specialty phosphate salts, specialty phosphoric acids and a range of other mineral and botanical based specialty ingredients. They have a wide range of applications such as flavor enhancers in beverages, electrolytes in sports drinks, texture modifiers in cheeses, leavening agents in baked goods, mineral and botanical sources for nutritional supplements, pharmaceutical excipients and abrasives in toothpaste. Specialty phosphoric acids are used in industrial applications such as asphalt modification and petrochemical catalysis.
The table below presents a list of the principal Specialty Ingredients sold by us in 2015:

Product	Description/End-Use Application

Sodium Aluminum Phosphate, Acidic and Basic (“SALP”)	Premier leavening agent for baking mixes, cakes, self-rising flours, baking powders, batter and breadings (acidic). Improves melting properties of cheese (basic).

Sodium Acid PyroPhosphate (“SAPP”)	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; provides moisture and color retention in poultry and meat.

Sodium HexaMetaPhosphate (“SHMP”)	Water treatment applications; anti-microbial and sequestrant utility in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate (“MCP”)	Leavening agent in double-acting baking powder; acidulant; buffering agent.

Calcium Acid Pyrophosphate (“CAPP”)	Calcium based, slow acting, multifunctional leavening acid used in a wide variety of baked goods

Dicalcium Phosphate (“DCP”)	Toothpaste abrasive; leavening agent; calcium fortification.

Tricalcium Phosphate (“TCP”)	Calcium and phosphorus fortifier in food and beverage applications (e.g., orange juice, cereals, and cheese); flow aid; additive in expandable polystyrene.

Pharma Calcium Phosphates (“A-Tab®”, “Di-Tab®”, “TriTab®”, "Nutra TabTM")	Excipients in vitamins, minerals, nutritional supplements and pharmaceuticals.

Ammonium Phosphates (“MAP”, “DAP”)	High-end fertilizer products for horticultural use; flame retardant; cigarette additives; culture nutrient.

Potassium Phosphates (“TKPP”, “DKP”, “MKP”, “KTPP”)	Water treatment; sports drinks; buffering agent; improves tenderness in meat, seafood and poultry applications; horticulture applications.

Specialty Acids (e.g., Polyacid) (including INNOVALT®)	Additive improving performance properties of asphalt.

Sodium Blends (e.g., Sodium Tripolyphosphate (“STPP” (food grade)))	Ingredient improving yield, tenderness, shelf life, moisture and color retention in meat, seafood and poultry applications.

Other (Sodium Bicarbonate, Tetrasodium Pyrophosphate (“TSPP”), Mono, Di, & Trisodium Phosphates (“MSP”, “DSP”, “TSP”))	Baking powders; gelling agent in puddings; cheese emulsifiers.

Organic mineral salts and blends including calcium, chromium, copper, iron, lithium, magnesium, manganese, phosphorous, potassium, selenium, strontium, vanadium, and zinc	Bioactive mineral nutrients used in a wide variety of fortified foods, beverages and dietary supplements.

Plant based botanical, enzyme and mineral nutrients	Fortification for food, beverage and sports nutrition.

Each salt or acid derivative typically has a number of different applications and end uses. For example, DCP can be used both as a leavening agent in bakery products and as an abrasive in oral care products. However, several food grade salts are unique to the end user in their particular finished product application. We often work directly with customers to tailor products to their required specifications.

Our major competitor in the downstream Specialty Ingredients market is Israel Chemicals Limited, or ICL, which is our principal competitor in the specialty phosphates industry. We also compete in the specialty phosphates industry with imports from Germany, Belgium, Israel, Russia, North Africa and China. Our nutrition business faces competition from a number of competitors as the industries in which we compete in connection with our nutrition business are less consolidated than the specialty phosphates industry.
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
STPP & Detergent Grade PPA
STPP is a specialty phosphate derived from reacting PPA with a sodium alkali. STPP is a key ingredient in cleaning products, including industrial and institutional cleaners and automatic dishwashing detergents and consumer laundry detergents outside the United States. In addition to its use in cleaning products, STPP is also used in water treatment, clay processing, and copper ore processing. The end use market for STPP is largely derived from consumer product applications. Detergent Grade PPA is a lower grade form of PPA used primarily in the production of STPP.
Our major North American STPP competitor is Mexichem, S.A.B. de C.V., or Mexichem, in Mexico. Currently, Mexichem produces STPP at two manufacturing locations in Mexico. We also compete with imports from North Africa, Europe, Russia and China.
Over the past several decades, there have been efforts to reduce the use of STPP in consumer and institutional cleaners. In the 1980’s, STPP use in consumer laundry applications was discontinued in the United States and Canada. STPP use was essentially eliminated in consumer automatic dishwashing applications in the United States and Canada in 2010. The industrial and institutional cleaner market has also reformulated some of its products to reduce STPP content in an effort to market a reduced phosphate content product line.
GTSP & Other
GTSP is a fertilizer product line produced at our Coatzacoalcos facility in Mexico. GTSP is used throughout Latin America for increasing crop yields in a wide range of agricultural sectors. GTSP is made as a co-product of our purified wet acid manufacturing process described further below under "Our Industry".
For financial information about our segments and geographic areas, please see Note 20 (Segment Reporting) of the Notes to Financial Statements in “Part II, Item 8. Financial Statements and Supplemental Data” included elsewhere in this Annual Report on Form 10-K.
Our Industry
Overview
The North American marketplaces for each of our product lines have experienced consolidation to two primary producers and several secondary suppliers, distributors and importers. We consider the two key producers in each product category to be: (i) Innophos and ICL in Specialty Ingredients; (ii) Innophos and PCS in Food and Technical Grade PPA; and (iii) Innophos and Mexichem in Technical Grade STPP. We are not a significant supplier to the GTSP fertilizer market. In addition to consolidation of producers, uneconomic production capacity has been eliminated in North America across all three major product lines constituting our Specialty Phosphate reporting segments since 2000.
The production of specialty phosphates begins with phosphate rock, which can be processed in two alternative ways to produce PPA: (i) the thermal acid method, in which elemental phosphorus is combusted in a furnace and subsequently hydrated to produce PPA; or (ii) the purified wet acid method, or PWA, in which mined phosphate rock is reacted with a strong acid (most often sulfuric acid) to produce MGA, which is then purified through solvent-based extraction into PPA. The conversion of MGA into PPA is a technically complex and a capital-intensive process.
The thermal acid method of production is based on the electrolytic production of elemental phosphorus and is therefore electricity intensive, while PPA made by the purified wet acid process requires the use of significant amounts of sulfuric acid. The relative overall costs of the two methods depend on the availability and cost of their component processes, which are electricity and metallurgical or petroleum coke for the former and sulfur for the latter. PPA is reacted with appropriate mineral salts or inorganic compounds to produce various specialty phosphate salts as required. We currently use PPA manufactured via the wet acid process for all of our Specialty Ingredients manufacturing needs. Other alternative methods of production, such as a kiln-based thermal method, are under research and development which, if implemented, could add to the future capital needs of phosphate producers and change the competitive landscape in the industry.
We also produce a wide range of botanical, enzyme and mineral based ingredients as part of our nutrition business through a variety of customized production processes resulting in an extensive suite of product formulations. The North American botanical, enzyme and mineral industries are less consolidated than the specialty phosphates industry with Albion Minerals, recently acquired by Balchem Corporation, and Jost Chemical Company considered the leading competitors in mineral chelates, and Naturex Inc. and BI Nutraceuticals Inc. considered the leading competitors in botanical ingredients, alongside a number of smaller producers in each of these markets.
Penetration of North American Market from Imports
Over the past several years, we estimate that imports, including domestically located production facilities owned by foreign based organizations, have accounted for approximately 17-22% of the North American specialty phosphate market. This market share has slightly increased over the last three years. In addition, in 2015, we experienced pricing pressure from manufacturing overcapacity outside of North America, including manufacturing overcapacity in China, which we expect to continue for the foreseeable future.
The following are the primary importers of PPA products and derivatives into North America: (i) Prayon SA, or Prayon, and Rotem Amfert Negev Ltd. (a subsidiary of ICL) for PPA, with Prayon primarily supplying acid to its specialty salts manufacturing facility in Augusta, Georgia; and (ii) various European, Chinese, Russian, North African and Israeli specialty phosphate manufacturers, such as Chemische Fabrik Budenheim, Hubei Xingfa, Jiangyin Chengxing, Guangxi Mingli and BK Giulini Chemie GmbH & Co. (a subsidiary of ICL) for specialty ingredients and STPP.
For a discussion of the risks associated with the competition that we face in our markets, see “Part I, Item 1A. Risk Factors-Risks Related to Our Business-Competition-The success of our business depends on our ability to successfully compete in extremely competitive markets.” appearing elsewhere in this Annual Report on Form 10-K.
Our Customers
Our customer base is principally composed of consumer goods manufacturers, distributors and specialty chemical manufacturers. Our customers manufacture products such as soft drinks, sports drinks and juices, various food products, toothpaste and other dental products, petroleum and petrochemical products, and various cleaners and detergents. Our customers include major consumer goods manufacturers with global market recognition in the food, beverage, pharmaceutical and cleaning product markets. We have maintained long-term relationships with the majority of our key customers, with the average customer relationship having lasted over 15 years, and some relationships spanning many decades. Our specialty chemical products are often critical ingredients in the formulation of our customers’ product, and typically represent only a small percentage of their total product costs. As a result, we believe that the risks associated with our customers switching suppliers can in some instances outweigh the potential gains.
For the years ended December 31, 2015, 2014 and 2013, we generated net sales of $789.1 million, $839.2 million and $844.1 million, respectively.
Raw Materials and Energy
We purchase a range of raw materials and energy sources on the open market, including phosphate rock, sulfur and sulfuric acid, MGA, PPA, natural gas and electricity. To help secure supply, we purchase several of our key raw materials under long-term contracts generally providing for fixed or minimum quantities of materials, or purchase of our full requirements, and predetermined pricing formulae based on various market indices and other factors. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw materials. Although we have acquired a concession in Mexico that could allow future development of our own phosphate reserves, we are not currently integrated vertically back to our sources of supply by ownership interests, joint ventures or affiliated companies, as a result of which raw materials acquisition at economical price levels is an important risk of our business. See “Part I, Item 1A. Risk Factors - Raw Materials Availability and Pricing - Significant raw material shortages, supplier concentration, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs or curtail our ability to manufacture products and adversely impact the competitive positions of our products.” in this Annual Report on Form 10-K for a discussion of the risks associated with our sourcing raw materials.
Phosphate Rock and MGA. MGA , which is purified to produce PPA, is the main raw material for the creation of our downstream salts and acids. We purchase MGA for processing at our Geismar, Louisiana facility through a long-term agreement with PCS. At our Coatzacoalcos facility in Mexico, we typically purchase phosphate rock in order to produce MGA internally; however, we can also process externally purchased MGA available from various suppliers globally. We have two preferred phosphate rock suppliers on which we intend to rely in 2016 to supply the Coatzacoalcos facility. In addition to these primary sources, we have options for other spot suppliers and will continue to qualify and develop additional sources for potential future supply.
Sulfur and Sulfuric Acid. Sulfur is the key raw material used in the production of sulfuric acid, a key raw material used in the production of MGA by the wet method. We produce the vast majority of the sulfuric acid required to operate our Coatzacoalcos facility. The majority of the sulfuric acid required for the production of MGA by PCS supplied to our Geismar, Louisiana facility is supplied by Solvay. Our U.S. needs for sulfuric acid and our Mexican needs for sulfur are handled through long term contracts with Solvay and Pemex-Gas y Petroquimica Basica, respectively.
Purified Phosphoric Acid. The key raw material input for all of our downstream specialty phosphate salt and specialty phosphoric acid operations is PPA. In addition to purifying MGA to produce PPA internally, we also purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from PCS with whom we have a long-term supply contract. In 2015, Innophos produced approximately three quarters and purchased approximately one quarter of its total PPA supply.
Natural Gas and Electricity. Natural gas and electricity are used to operate our facilities and generate heat and steam for the various manufacturing processes. We typically purchase natural gas and electricity on the North American open market at so-called “spot rates.” From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. We did not enter into any economic hedges in the past three years. We also seek to increase the energy efficiencies of our facilities and reduce costs through investments and ongoing continuous improvement projects.
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
Our research expenditures were $4.5 million, $4.6 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Environmental and Regulatory Compliance
Certain of our operations involve manufacturing and marketing ingredients for use in food, nutritional supplement and pharmaceutical excipient products, and therefore must comply with stringent U.S. Food and Drug Administration, or FDA, or the U.S. Department of Agriculture, or USDA, regulatory controls and similar regulatory controls of foreign jurisdictions where we operate, as well as good manufacturing practices and the quality requirements of our customers. The regulation of, and legal requirements for, the manufacture and sale of our products is a changing environment, and those changes may require increased operating costs to develop and implement additional product safety measures. Although there is some harmonization among the regulatory requirements of various jurisdictions, each country’s specific regulatory requirements apply to products imported and sold in that country. Regulatory systems throughout the world vary in complexity and transparency, as well as the time required to navigate such system in order to enter the subject market. Our growth that involves expansion of new products into current or new markets is affected by our ability to obtain necessary regulatory approvals and achieve and maintain compliance with regulatory requirements. In addition, public perception in the United States, Europe and other markets of phosphate products in relation to their safety and other market and legal trends related to “natural” and “clean labeling” in foods also may affect our sales and operations.
In addition, our operations that involve the use, handling, processing, storage, transportation and disposal of hazardous materials are subject to extensive and frequently changing environmental regulation by federal, state, and local authorities, including, but not limited to, the U.S. Environmental Protection Agency and the U.S. Federal Railroad Administration, or FRA, as well as regulatory authorities with jurisdiction over our operations in Canada, Mexico and China. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require operating permits that are subject to renewal or modification. Violations of health and safety and environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission of an operating permit, third-party claims for property damage or personal injury, or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Due to changes in health and safety and environmental laws and regulations, the time frames when those laws and regulations might be applied, and developments in environmental control technology, we cannot predict with certainty the amount of capital expenditures to be incurred for environmental purposes.
Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities, and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites in the future (including sites to which we may have sent hazardous waste). We continue to investigate, monitor or cleanup contamination at most of these sites. The potential liability for all these sites will depend on several factors, including the extent of contamination, the method of remediation, future developments and increasingly stringent regulation, the outcome of discussions with regulatory agencies, the liability of third parties, potential natural resource damage and insurance coverage. Liabilities for environmental matters are recorded in the accounting period in which our responsibility is established and the cost can be reasonably estimated. Due to the uncertainties associated with environmental investigations and cleanups and the ongoing nature of the investigations and cleanups at our sites, we are unable to predict precisely the nature, cost and timing of our future remedial obligations with respect to our sites and, as a result, our actual environmental costs and liabilities could significantly exceed our accruals.
Further information, including the current status of significant environmental matters and the financial impact incurred for the remediation of such environmental matters, is included in Note 16 (Commitments and Contingencies) of the Notes to Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" and in “Part I, Item 1A. Risk Factors - Regulatory Risks - We are subject to a wide variety of laws, regulations and government policies, including with respect to the environment, which may change in significant ways.” appearing elsewhere in this Annual Report on Form 10-K.
Intellectual Property
We rely on a combination of patent, copyright and trademark laws to protect certain key intellectual aspects of our business. In addition, our pool of proprietary information, consisting of manufacturing know-how, trade secrets and unregistered copyrights relating to the design and operation of our facilities and systems, is considered particularly important and valuable. Accordingly, we seek to protect proprietary information through all legal means practicable. However, monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent all unauthorized use by others.
Insurance
In the normal course of business, we are subject to numerous operating risks, including risks associated with environmental contamination, health and safety while manufacturing, developing and supplying products and potential damage to a customer.
We currently have in force insurance policies covering property, general liability, excess liability, workers’ compensation, employer’s liability, product liability, product recall, fiduciary and other coverages. We seek to maintain coverages consistent with market practices and required by those with whom we do business. Where appropriate for the protection of our property, we also require others with whom we do business to provide certain coverages for our benefit. We believe that we are appropriately insured for the insurable risks associated with our business.
Employees
As of December 31, 2015, we had 1,387 employees at our facilities worldwide, of whom 774 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2017 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 369 through April 21, 2016 at the Nashville facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2017 at the Chicago (Waterway) facility; the United Steelworkers, Local No. 6304 through April 30, 2017 at the Port Maitland, Ontario facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Gases, Similares y Conexos de la República Mexicana, at the Mexico facilities. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years. The current two-year period will expire in June 2016.
Executive Officers
The following table and biographical material present information about the persons serving as our executive officers:

Name	Age	Position
Kim Ann Mink	56	Chief Executive Officer, President and Director
William Farran	66	Senior Vice President, Chief Legal Officer and Corporate Secretary
Charles Brodheim	52	Vice President, Corporate Controller and Information Technology
Louis Calvarin	52	Senior Vice President, Strategy and Chief Risk Officer
Mark Feuerbach	56	Chief Financial Officer, Senior Vice President, Investor Relations, Treasury, Financial Planning & Analysis
Joseph Golowski	54	Senior Vice President, Specialty Ingredients & Nutrition
Jean Marie Mainente	52	Senior Vice President, Human Resources
Yasef Murat	61	Senior Vice President, Global Manufacturing
Susan Turner	62	Vice President, Quality and Regulatory
Biographical Material
Kim Ann Mink, Ph. D. has been the Chief Executive Officer and President of Innophos since December 2015 and a director of Innophos since February 2016. Prior to joining Innophos, she served as Business President of Elastomers, Electrical and Telecommunications at The Dow Chemical Company, or Dow Chemical, from September 2012 to December 2015. Dr. Mink joined Dow Chemical in April 2009 as Global General Manager, Performance Materials and President and Chief Executive Officer of ANGUS Chemical Co. (then a fully owned subsidiary of Dow Chemical). Prior to joining Dow Chemical, Dr. Mink was Corporate Vice President and Global General Manager, Ion Exchange Resins at the Rohm and Haas Company (now a fully owned subsidiary of Dow Chemical), where she spent more than 20 years serving in numerous senior roles with increasing responsibilities. From September 2012 to December 2015, Dr. Mink served as a member of the Board of Advisors of Catalyst Inc. Since November 2012, she has been a member of the National Board of Trustees of the ALS Association. In addition, in 2014, Dr. Mink was named to STEMconnector's 100 Diverse Corporate Leaders in STEM. Dr. Mink received her B.A. in Chemistry from Hamilton College and a Ph.D. in Analytical Chemistry from Duke University. She is a graduate of the Wharton School of Business Management Program.
William Farran is the Senior Vice President, Chief Legal Officer and Corporate Secretary of Innophos. Mr. Farran joined Rhodia in 1987 as Environmental Counsel and held various positions in the Rhodia Legal Department, including Senior Operations Counsel and Assistant General Counsel, providing and managing a wide range of legal services to various Rhodia North American enterprises. In addition to his legal responsibilities, Mr. Farran also led Rhodia's North American Total Quality Management function and served as Director, Public Affairs and Communications. Prior to joining Rhodia, Mr. Farran was Senior Counsel for UGI Corporation and an associate with Morgan, Lewis & Bockius. Mr. Farran earned his B.S. in Economics from the Wharton School, University of Pennsylvania and his J.D. from Case Western Reserve University. He is a member of the bars of the Supreme Court of Pennsylvania and the Supreme Court of the United States.
Charles Brodheim is the Vice President, Corporate Controller and Information Technology of Innophos. Mr. Brodheim joined Rhodia in 1988 and held various tax, accounting and business analyst positions within Rhodia. Mr. Brodheim was the North American Finance Director for Specialty Phosphates from 2000 to 2002. After 2002, Mr. Brodheim was a Finance Director for various Rhodia North American Enterprises, including its Eco-Services enterprise. Mr. Brodheim earned a B.B.A. degree in Finance/Accounting from Temple University and is a certified public accountant.

Louis Calvarin, Ph.D. is the Senior Vice President, Strategy and Chief Risk Officer of Innophos. Dr. Calvarin joined Rhodia in France in 1986. Prior to his current role, Dr. Calvarin had been Vice President, Operations of Innophos since 2004. Prior to that, Dr. Calvarin held the positions of Director of Manufacturing and Engineering for Specialty Phosphates, Director of Manufacturing for Specialty Phosphates (U.S.), Mineral Chemicals Industrial Operations Manager for Home, Personal Care and Industrial Ingredients, and Projects Director for Paint, Paper and Construction Materials. Dr. Calvarin earned a Ph.D. degree in Chemical Engineering from the Ecole Nationale Superieure des Mines in France and graduated from Ecole Polytechnique in France.
Mark Feuerbach has served as the Chief Financial Officer of Innophos since December 2015. He has served as the Vice President, Investor Relations, Treasury, Financial Planning & Analysis of Innophos since 2005. He previously served as Chief Financial Officer of Innophos from August 2004 through April 2005, from June through September 2009, and from July 2013 through February 2014. Mr. Feuerbach joined Rhodia in 1989 and was Global Finance Director of Specialty Phosphates from 2000 to 2004, including a two-year assignment in the U.K. immediately following the purchase of the phosphates business of Albright & Wilson. Prior to this assignment, Mr. Feuerbach was the Finance Director of Rhodia’s North American phosphates business from 1997 to 2000, and he previously held various finance positions in a number of Rhodia’s businesses. Prior to joining Rhodia, Mr. Feuerbach held various accounting and finance positions in both manufacturing and service companies. Mr. Feuerbach earned a B.A. in Business Administration/Accounting from Rutgers College and an M.B.A. in Finance/Information Systems from Rutgers Graduate School of Management.
Joseph Golowski is the Senior Vice President, Specialty Ingredients & Nutrition of Innophos. Joining Rhodia in 1989 in Market Development, Mr. Golowski has since then held progressive roles in Business Development, Sales, Marketing and Management. From 1997 through 2000, Mr. Golowski served as a Global Market Director for Rhodia Rare Earths based in Paris, France. Returning to the U.S., he became the North American Asset Manager for Phosphoric Acid and subsequently the Director of Sales for the Specialty Phosphate Business. He was appointed Vice President of Sales in 2006 and ultimately to his current role. Mr. Golowski earned a B.S. in Ceramic Engineering from Rutgers University, College of Engineering.
Jean Marie Mainente is the Senior Vice President, Chief Human Resources Officer for Innophos. Ms. Mainente joined Innophos in July 2015. Previously, from 2010 to 2015, Ms. Mainente served as Senior Vice President at Hudson Gain, a leadership solutions firm, leading the talent development practice. In her role at Hudson Gain, she partnered with Innophos on various talent initiatives, including succession planning, executive coaching and team development. Prior to joining Hudson Gain, Ms. Mainente held a variety of human resources and marketing roles, including at Bayer Corporation, formerly Sterling Drug, from 1988 to 1998 and again from 2006 to 2010, Avaya Inc. from 2004 to 2005 and Bristol-Myers Squibb from 2000 to 2003. Ms. Mainente earned an M.B.A. in Marketing from Pace University and a B.S. in Management & Organizational Behavior and Industrial Relations from Rider University.
Yasef Murat is the Senior Vice President, Global Manufacturing of Innophos. Mr. Murat joined Innophos in 2009 and has held various positions of increasing responsibility. Prior to joining Innophos, Mr. Murat served as General Manager and Director of the board at each of Nilefos Chemie NV, a mineral company, and Misa Eco NV, a recycling company, from 2005 to 2009, General Manager for Rhodia Chemie NV from 2003 to 2005 and Head of Operations of Rhodia Chemie NV’s specialty phosphates business from 2001 to 2003. Mr. Murat has degrees in Chemical Engineering and Electrochemistry from Institut de Chimie de Besancon (in France) and Institut National Polytechnique de Grenoble (in France), respectively, and he holds an MBA from the Vlerick School for Management (in Belgium).
Susan Turner is the Vice President, Quality and Regulatory of Innophos. Ms. Turner joined Stauffer Chemical in 1980 and has since held progressive roles in the areas of Engineering, Manufacturing, Maintenance, Project Management, and Human Resources. From 2009 to 2012, Ms. Turner served as Process Integration Lead for the ERP business systems redesign and then assumed leadership of the project post go-live through the stabilization period. From 2005 to 2009, Ms. Turner served as Plant Manager of the Chicago Heights and Waterway manufacturing facilities. Prior to that, her experience included assignment in Mexico and France. Ms. Turner earned a B.S. in Mechanical Engineering from Utah State University.
Available Information
The Securities and Exchange Commission (SEC) maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Innophos, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. Innophos files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Innophos also makes available free of charge through its website (www.innophos.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after Innophos electronically files such material with, or furnishes it to, the SEC.The information contained on Innophos’ website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS
The following discussion of risk factors contains "forward-looking statements," as discussed in the Forward-Looking Statements section of this Annual Report on Form 10-K.  Investing in Innophos involves a significant degree of risk.  We are providing the following cautionary discussion of risk factors, uncertainties and assumptions that we believe are relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results and our forward-looking statements. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.
Risks Related to Our Business Operations
Raw Materials Availability and Pricing - Significant raw material shortages, supplier concentration, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs or curtail our ability to manufacture products and adversely impact the competitive positions of our products.
The success of our business depends on our ability to source sufficient amounts of the raw materials used in our products at competitive prices. Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, MGA, PPA and energy (principally natural gas and electricity). Our raw materials are purchased under supply contracts that vary from long term multi-year supply arrangements to annual agreements. We also rely on spot suppliers. Pricing within contracts is typically set according to predetermined formulae dependent on price indices or market prices with pricing for some shorter term contracts set by negotiation with reference to market conditions. The prices we pay under these contracts will generally lag the underlying market prices of the raw material. Approximately 25% of our supply of these principal raw materials is bought under fixed annual pricing arrangements. Pricing for our remaining supply of raw materials typically adjusts in line with changes in market prices or with approximately a three month lag to market price changes. We cannot be sure that the annual or other periodic contracts we have in place for our raw materials can be renewed at all or on similar terms to the current terms.
Various market conditions can affect the price and supply of our raw materials. The primary demand for both phosphate rock and sulfur, globally, is for fertilizer production. The costs of these materials are heavily influenced by demand conditions in the fertilizer market and freight costs, which historically have been volatile. Prices for both materials escalated rapidly during 2007 and 2008, declined during 2009, began to increase again through 2011, subsequently declined again through 2013, and generally remained steady in 2014 and 2015. Increased raw material pricing may adversely affect our margins if we are not able to offset costs with sales price increases. See “Competition - The success of our business depends on our ability to successfully compete in extremely competitive markets” below.
We import phosphate rock for our Coatzacoalcos, Mexico site from multiple global suppliers. We are currently capable of successfully processing industrial scale quantities of phosphate rock from five separate suppliers and, for 2016, we expect the majority of our requirements to be met from two of these suppliers. Although the Coatzacoalcos facility is able to handle alternative grades of rock without adversely affecting operating efficiency, further investment may be required to realize the full benefits of improved process flexibility. Process efficiency issues may arise over longer time periods as the plant processes rock from various sources, necessitating further investment or changes in rock suppliers to maintain and improve our current plant processing capabilities or to meet evolving needs. We cannot be sure that efficiency issues will not arise, or if they do, that our existing or other suppliers would be able to supply sufficient additional quantities or grades to meet our full requirements, which may weaken our ability to maintain our existing levels of operations. Although the diversification of our phosphate rock supply base has reduced our dependence on any one supplier, tight demand conditions overall in the fertilizer market would mean that our purchases could be constrained should any major supplier experience a significant disruption in its ability to supply, for example, as a result of capacity constraints, political unrest, or adverse weather conditions in the areas where that supplier operates.
Natural gas prices have experienced significant volatility in the past several years. Wide fluctuations in natural gas prices may result from relatively minor changes in supply and demand, market uncertainty, and other factors, both domestic and foreign, that are beyond our control. In addition, natural gas is often a substitute for petroleum-based energy supplies and natural gas prices are positively correlated with petroleum prices. Future increases in the price of petroleum (resulting from increased demand, political instability or other factors) may result in significant additional increases in the price of natural gas. We typically purchase natural gas at spot market prices for use at our facilities, which exposes us to that price volatility, except in those instances where, from time to time, we enter into longer term, fixed-price natural gas contracts.
Most of our raw materials are supplied to us by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to maintain sufficient capability to meet changes in demand or quality, or to overcome unanticipated interruptions in their own sources of supply due to their own supplier’s performance failures or force majeure conditions, such as disaster or political unrest, may prevent them from continuing to supply raw materials as we require them, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources on a timely basis if required could result in increased costs, which may be material, in our operations or our inability to properly maintain our existing level of operations.
Competition - The success of our business depends on our ability to successfully compete in extremely competitive markets.
We face significant competition in each of our markets. In some markets, our products are subject to price pressure due to factors such as competition from low-cost producers, import competition and regulation, transaction risks associated with foreign currency exchange fluctuations, excess industry capacity and consolidation among our customers and competitors. These developments, and particularly future expansions by one or more competitors, have had and are expected to continue to have a negative effect on our pricing abilities. Our operations are subject to currency fluctuation transaction risks.  We may from time to time be at a competitive disadvantage as a result of the strengthening of the U.S. Dollar, which can place us at a competitive disadvantage with respect to our foreign competitors selling competing products into the markets to which we sell our products.  We believe that the strength of the U.S. Dollar in 2015 had a negative impact our competitive position and our revenues, and we believe that a strong U.S. Dollar will continue to have a negative impact our competitive position and revenues. In addition, in the specialty chemicals industry, price competition is also based upon a number of other considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. Thus, new products or technologies developed by competitors may also have an adverse impact on our pricing capability. Our competitors continue to seek to develop improvements to the purified wet acid method to produce PPA, the method utilized by Innophos, which, if developed, may hurt our competitive position.   In addition, new technologies are being developed to attempt to produce PPA at a cheaper cost than the thermal acid method or the purified wet acid method, including a kiln-based thermal method. Any such new or improved technology that is developed would be expected to reduce the barriers to entry and/or significantly increase competition in the markets in which we compete, all of which would be expected to harm our competitive position and our business. Although we have a number of product quality improvement and product enhancement initiatives underway, we cannot assure that our efforts in maintaining differentiation will be successful.
From time to time, including throughout 2015, we have experienced pricing pressure, particularly from significant customers. In addition, in 2015, we experienced pricing pressure resulting from manufacturing overcapacity outside of North America, including manufacturing overcapacity in China, which we expect to continue for the foreseeable future. We have also faced increased pricing pressure as a result of the Chinese government continuing to encourage export activity by rolling over its low export tariff on solid fertilizers and eliminating its export tariff on phosphoric acid, which pressure is expected to continue for the foreseeable future. In the past, we have taken steps to reduce costs, focus on higher margin products and resist possible price reductions by structuring our contracts and developing strong “value-oriented” non-price related customer service relationships. However, price reductions in the past, including in 2015, have adversely affected our sales and margins, including the mix between our high margin and low margin products. If we are not able to offset price pressure when it arises through improved operating efficiencies, reduced expenditures, improved product margin mix and other means, we may be subject to those same effects in the future.
We have experienced and are continuing to experience more intense pricing pressures in markets, and for applications, where competing producers, particularly those located in China, have similar product offerings, established supply relationships, and potential cost advantages. Historically, this pricing pressure has occurred most frequently in markets such as South America where we do not have local production capability and for less specialized products such as detergent grade STPP. Chinese phosphate producers generally utilize the “thermal” method, a process more heavily dependent on energy that may be cost advantaged compared to “wet” method producers (such as Innophos) during periods of low energy prices, although several producers have arisen in China using the wet process. Both North African and some Chinese producers are integrated back to phosphate rock, which also may provide cost advantages to them depending on the markets in which they choose to compete. The relative competitiveness of Chinese, Russian and North African producers increased in 2015. If the relative competitiveness of competing producers continues to increase, or they are successful in extending their product lines to more specialized product applications, pricing pressure on Innophos could continue to increase significantly, which would negatively impact our sales and margins.
Regulatory Risks - We are subject to a wide variety of laws, regulations and government policies, including with respect to the environment, which may change in significant ways.

Our business is subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials, and some of our products are ingredients in foods, nutritional supplements or pharmaceutical excipients that are used in finished products consumed or used by humans or animals. As a result, we are subject to extensive and frequently changing environmental and other regulatory requirements and periodic inspection by federal, state, and local authorities with jurisdiction over our operations and product markets, including, but not limited to the U.S. Environmental Protection Agency, or EPA, U.S. Food and Drug Administration, or FDA, the U.S. Department of Agriculture, U.S. Customs, the Occupational Safety & Health Administration, or OSHA, foreign counterparts to each of the foregoing agencies, and other U.S. and foreign regulatory authorities. Worldwide regulatory trends towards increasing regulation of food safety factors to reduce risks, adoption of increased food defense measures and prevention of economic adulteration of food particular through supply chain management may increase our operating costs.
Moreover, as we increase operations in foreign jurisdictions, such as China where a new facility was completed in 2012, and export new product into markets where they have not previously been sold, we are subject to a variety of regulatory requirements in jurisdictions that may have unique challenges, or slow processes.
Additional laws or regulations focused on phosphate-based products may be implemented in the future. Public perception in the United States, Europe and other markets, which may be driven by public opinions and publications concerning phosphate products in relation to their safety, may affect our sales and operations. Regulators in the United States and other jurisdictions may choose to change recommended daily intake levels for total phosphate in the diet or added phosphates in food. Regulators in the United States and other jurisdictions may choose to no longer allow phosphates as a synthetic ingredient in products labeled with “organic” claims. In addition, U.S. class action trends related to “natural” and “clean labeling” in foods also may affect our sales and operations. Public interest organization spotlighting, through public awareness and publications, regarding the contribution of meat-based diets to phosphate life cycle concerns in the environment may also affect our sales in Europe and other jurisdictions. Additional demand restrictions may arise from producers reformulating to reduce or eliminate phosphate content, as was announced in early 2014 by a major consumer packaged goods manufacturer and in 2015 by several major food chains.
A number of states within the United States, and Canada (countrywide), have effectively banned the use of phosphate-based products in consumer automatic dishwashing detergents. The trade association that includes major manufacturers of consumer automatic dishwashing detergents has actively supported these efforts in the United States and Canada, with non-phosphate legislation becoming effective in Canada and many states in the United States in July 2010. In addition, the European Union enacted legislation to effectively ban phosphates in consumer detergents with a first phase beginning 2013, and in Australia an industry-led voluntary phosphate ban took effect in 2014. These trends and related changes in consumer preferences have already reduced our requirements for automatic dish markets and we have responded with a shift in our capabilities to serve other food and industrial applications. Furthermore, although phosphates are still permitted for consumer detergent applications in many Latin American countries and other parts of the world, we cannot be sure that similar bans may not be implemented in some or all of these markets in the future or that additional customers will not reformulate their products to reduce STPP content in an effort to market a reduced phosphate content product line. We expect some detergent grade STPP reformulation in 2016, which will adversely effect our financial results.
Additional laws, regulations or distribution policies focused on reduced use of other phosphate-based products could occur in the future. For example, some jurisdictions have increased restrictions or banned the use of polyphosphoric acid in asphalt road construction while others have eased restrictions or are in the process of allowing its use. During 2008, such restrictions were implemented in New York State, while in 2009 restrictions were reversed in Wyoming and Colorado allowing the use of polyphosphoric acid in asphalt road construction on an exception basis; since then Colorado has reinstituted the restrictions, but approval for use is under review after the completion of multi-year trials. Georgia (2012), South Carolina (2014) and Nebraska (2015) have approved the use of polyphosphoric acid in asphalt road construction and other states are evaluating its allowance. If restrictions are instituted in multiple jurisdictions or throughout the United States and Canada, a significant impact on our business could occur.
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

We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators and other governmental authorities, which may, in certain circumstances, lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Maintaining compliance with health and safety and environmental laws and regulations has resulted in ongoing costs for us. Currently, we are involved in several compliance and remediation efforts and agency inspections concerning health, safety and environmental matters. Although we believe that we have adopted appropriate risk management and compliance programs, legal and compliance risks will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.
Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to renewal or modification. Violations of environmental laws, regulations, or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission or denial of operating permits, third-party claims for property damage or personal injury, or other costs.
Some existing environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at those locations without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use, which may expose us to liability. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites (including sites which we might acquire or to which we may have sent hazardous waste) in the future, which could expose us to liability. For example, future environmental spending is probable at our site in Nashville, Tennessee, as discussed further in Note 16 (Commitments and Contingencies) of the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. In addition, we are continuing our ongoing negotiations with federal and Louisiana authorities with respect to alleged non-compliance at our Geismar, Louisiana facility, as discussed further in Note 16 (Commitments and Contingencies) of the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. We continue to investigate, monitor or clean-up contamination at most of these sites. Due to the uncertainties associated with environmental investigations and clean-ups and the ongoing nature of the investigations and clean-ups at our sites, we cannot predict precisely the nature, cost, and timing of our future remedial obligations with respect to our sites.
International Operations - We are subject to a variety of risks with respect to our foreign operations.
We have significant production operations in Mexico and Canada, and in 2012 we completed construction of our blending operation for food ingredients at a new facility in China which became operational in 2013. We continually evaluate business opportunities that may expand our operations to other areas beyond our current operations. We believe that revenue from sales outside the United States will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, the most notable being currency fluctuations and devaluations, economic and business conditions that differ from U.S. cycles, divergent social and political conditions that may become unsettled or even disruptive, communication and translation delays and errors due to cultural and language barriers and less predictable outcomes from differing legal and judicial systems. Until we gain familiarity with the risk environment on an ongoing basis, our risks in those regards are likely to be greatest as we continue to implement our new business startup in China. Among the additional risks potentially affecting our Mexican operations are changes in local economic conditions, currency devaluations, potential disruption from socio-political violence in that country, and difficulty in contract enforcement due to differences in the Mexican legal and regulatory regimes compared to those of the United States. Risks to our Canadian operations include a differing federal and provincial regulatory environment from that in the United States and currency fluctuations and devaluations. In the event that we establish operations in additional regions, our exposures to risks from the noted causes and from other as yet unknown causes may increase.
In addition, we are required to comply with the laws of each jurisdiction in which we have operations or sell our products, including safety and quality laws, marketing laws, antitrust laws and import and export control laws. The laws of these jurisdictions vary significantly, and we have limited experience in complying with the laws of certain such jurisdictions, including China. Violations of such laws may result in restrictions being imposed on our operating activities, substantial fines, civil or criminal penalties, damages, the rescission of operating permits, third-party claims for property damage or personal injury, or other costs.
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
As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act, or FCPA, which generally prohibit U.S. companies, their subsidiaries and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We are also subject to the comparable anti-corruption laws of other countries in which we operate. We sell many of our products in developing countries through sales agents and distributors whose personnel are not subject to our disciplinary procedures. Although we and our subsidiaries are committed to conducting business in a legal and ethical manner wherever we operate, and we communicate and seek to monitor compliance with our policies by all who do business with us, we cannot be sure that all our third party distributors or agents remain in full compliance with the FCPA or comparable foreign regulations at all times. Violations of the FCPA or similar anti-corruption laws may result in severe criminal or civil sanctions, could disrupt our business, and could adversely affect our reputation.
Product Liability Exposure - We may be subject to costly product liability claims with respect to our products.
Many of our products are functional or fortification additives used in the food and beverage, consumer product, nutritional supplement and pharmaceutical industries. The sale of these additives and our customers' products that include them involve the risk of product liability and personal injury claims, which may be brought by our customers or end-users of our customers’ products. Although we endeavor to adhere to stringent quality standards in the course of their production, storage and transportation, our products could be subject to adverse effects from foreign matter such as moisture, dust, odors, insects, mold or other substances, or from excessive temperature variations. Our products may also be susceptible to non-conformance resulting from our raw materials or other products supplied to us by third parties that we resell. In addition, we could be subject to claims by end-users of our customers’ products that incorporate our products that our customers have mislabeled or misrepresented the benefits of their products sold to such end-users. Historically, we have not been subject to material product liability claims, and no material claims are outstanding. However, because our products are used in manufacturing a wide variety of our customers' products, including those ingested by humans, and we have concentrated the recent growth of our business in those areas, we cannot be sure we will not be subject to material product liability or recall claims in the future. Any product liability claim brought against us, with or without merit, could result in: decreased demand for our products; regulatory investigations that could require costly recalls or product modifications; loss of revenues; substantial costs of litigation; liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves; an increase in our product liability insurance rates; and damage to our reputation and the reputation of our products.
Production Facility Operating Hazards - We may be subject to liability with respect to the operations of our production facilities.
Our production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical substances and products, including failure of pipeline integrity, explosions, fires, inclement weather and natural disasters, terrorist attacks, mechanical failures, unscheduled downtime, transportation or utility interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances, storage tank leaks and other environmental risks. Although we have implemented and installed various management systems and engineering controls and procedures at all our production facilities to enhance safety and minimize these risks and we insure our facilities to protect against a range of risks, these potential hazards continue to exist and could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental and natural resource damage, and may result in a suspension of operations (or extended shutdowns) and the imposition of civil or criminal penalties, whose nature, timing, severity and non-insured exposures are unknown.
Intellectual Property Rights - If we are unable to protect our intellectual property rights, our position in the market may be materially and adversely affected.
We rely on a combination of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secrecy, and other intellectual property laws to protect our intellectual property and other proprietary rights on a worldwide basis. Nonetheless, we cannot be sure that any pending patent application or trademark application will result in an issued patent or registered trademark, that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable or that our confidentiality procedures will maintain the confidentiality of our confidential information. The use of our intellectual property by others could reduce any competitive advantage we have developed or otherwise harm our business. Moreover, we cannot be sure that our intellectual property rights can be asserted in all cases, particularly in an international context, or that we can defend ourselves successfully or cost-effectively against the assertion of rights by others.
Contingency Planning - We may face operational challenges that could have a material adverse effect on our business.
We operate a number of manufacturing facilities in the United States, Mexico, Canada and China, and we coordinate company activities, including our sales, customer service, information technology systems and administrative services and the like, through headquarters operated in those countries.
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
We depend on our information technology systems for the efficient functioning of our business, including accounting, data storage, compliance, purchasing and inventory management. Although we attempt to mitigate interruptions, we may experience difficulties in implementing certain upgrades, which would impact our business operations, or experience difficulties in operating our business during the upgrade, either of which could disrupt our operations, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In the event that we experience significant disruptions as a result of the implementation of our information technology systems, we may not be able to repair our systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation.
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of Innophos’ and our customers', partners', suppliers' and third-party service providers' respective products, systems and networks and the confidentiality, availability and integrity of our and our customers' data. Although we attempt to mitigate these risks by employing a number of measures, we remain potentially vulnerable to additional known or unknown threats. We may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.
Acquisition Risks - Any acquisitions or divestitures we make could disrupt our business and not produce the expected benefits of such transaction.
We will continue from time to time to consider certain acquisitions or divestitures. Acquisitions and divestitures involve numerous risks, including identifying attractive target acquisitions, undisclosed risks affecting the target, difficulties integrating acquired businesses, the assumption of unknown liabilities, potential adverse effects on existing business relationships with current customers and suppliers, the diversion of our management’s attention from other business concerns, and decreased geographic diversification.
We cannot provide assurance that any acquisitions or divestitures will perform as planned or prove to be beneficial to our operations and cash flow, or that we will be able to successfully integrate any acquisitions that we undertake. Any such failure could seriously harm our financial condition, results of operations and cash flows.
Certain Financial Risks
Contingencies Affecting Dividends - Our ability to pay dividends in the future may be compromised.
After our common stock became publicly traded in 2006, our Board of Directors initiated a policy of paying regular quarterly cash dividends, subject to the availability of funds, legal and contractual restrictions and prudent needs of our business. We have maintained that policy and paid dividends continuously since that time, making payments that we believed were prudent and promoted stockholder value. However, we are a holding company that does not conduct any business operations of our own. As a result, we are normally dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and its intermediate parent, to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by provisions of Delaware law and historically, and we expect for the future, also by limitations in our debt facilities. As allowed by existing debt instruments, we may incur additional indebtedness that may restrict to an even greater degree, or prohibit, the payment of dividends on stock. We cannot be sure the level of our operations or agreements governing our current or future indebtedness will permit us to adhere to our current dividend policy, increase dividends, or pay any dividends at all, or that continued payment of dividends will remain prudent for our business in the future judgment of our Board of Directors.
Credit Facility Risks - Our credit facility restricts our current and future operations.

In 2010, we entered into a credit agreement with a group of lenders to establish a credit facility, which agreement was amended and restated in 2012. This credit facility imposes significant operating and financial restrictions on us, including affirmative and negative covenants that prohibit or limit a variety of actions by Innophos generally without the lenders’ approval. These include covenants that affect our ability, among other things, to: incur or guarantee indebtedness; create liens; enter into mergers, recapitalizations or assets purchases or sales; change names; make certain changes to our business; make restricted payments that include dividends, purchases and redemptions of equity; make advances, investments or loans; effect sales and leasebacks; enter into transactions with affiliates; allow negative pledges or limitations on the repayment abilities of subsidiaries; or amend subordinated debt. In addition to these restrictions and covenants, our credit facility requires us to comply with specified financial maintenance covenants. We cannot guarantee that we will be able to maintain compliance with these covenants. In addition, any of these restrictions or covenants could limit our ability to plan for or react to market conditions or meet certain capital needs and could otherwise restrict our corporate activities. For example, our results of operations may limit our borrowing base to a level below that which we seek to establish. Any such limitation could harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located in Cranbury, New Jersey, with manufacturing facilities strategically located throughout the United States, Canada, Mexico and China. We do not own and are not responsible for any closed U.S. or Canadian elemental phosphorus or phosphate production sites. All of our properties located in the United States, Canada, China and Brazil are utilized in our Specialty Phosphates US & Canada  and GTSP & Other reporting segments. All of our properties located in Mexico are utilized in our Specialty Phosphates Mexico and GTSP & Other reporting segments.

Facility Type	Location	Owned or Leased
Corporate Headquarters / Research & Development	Cranbury, NJ	Leased
Manufacturing	Coatzacoalcos, Veracruz, Mexico	Owned
Manufacturing	Chicago Heights, IL	Owned
Manufacturing	Nashville, TN	Owned
Manufacturing	Port Maitland, Ontario, Canada	Owned
Manufacturing	Geismar, LA	Owned
Manufacturing	Ogden, UT	Leased
Manufacturing / Research & Development / Administrative	North Salt Lake, UT	Owned
Manufacturing	Salt Lake City, UT	Owned
Manufacturing	Green Pond, SC	Owned
Manufacturing	Paterson, NJ	Leased
Manufacturing	Chicago (Waterway), IL	Owned
Manufacturing	Mission Hills, Guanajuato, Mexico	Leased
Manufacturing	Taicang City, China	Leased
Warehouse	Chicago Heights, IL	Owned
Administrative	Mexico City, Mexico	Leased
Administrative	Mississauga, Ontario, Canada	Leased
Administrative / Research & Development	Ogden, UT	Owned
Administrative / Research & Development	Clifton, NJ	Leased
Administrative	Sao Paulo, Brazil	Leased

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 16 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Market Data
Our common stock has been listed and traded since November 2006 on the Nasdaq Global Select Market under the symbol “IPHS.”
Stock price comparisons:

	2015			2014
Quarter	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First	$62.62	$53.92	$0.48	$56.70	$44.69	$0.40
Second	59.55	49.54	0.48	57.82	51.33	0.40
Third	53.84	39.53	0.48	61.48	53.61	0.48
Fourth	44.17	28.98	0.48	59.59	52.83	0.48

The Company declared a $0.48 per share dividend in the first quarter of 2016.
The number of holders of record of our common stock at February 11, 2016 was 13,785.
Dividends
Consistent with the determination our Board of Directors made in December 2006, we continue to declare and pay quarterly dividends. Prior to 2011, the quarterly dividend was $0.17 per share of common stock which increased to $0.25 per share of common stock in 2011. Subsequently, the quarterly dividend was increased to $0.27 per share of common stock starting with the first quarter of 2012, $0.35 per share in October 2012, $0.40 per share in October 2013 and $0.48 per share in August 2014. Subject to action by the Board of Directors, management’s present policy is to recommend dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board of Directors, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, costs associated with being a public company, taxes and other costs. If our financial needs change, management’s recommendations concerning dividends may also change.
We are not required to pay dividends, and our stockholders will not be guaranteed, or have contractual or other rights, to receive dividends. Our Board of Directors may decide, in its discretion at any time, to decrease or increase the amount of dividends, otherwise modify or repeal the dividend policy or discontinue entirely the payment of dividends.
In addition to prudent business considerations, our ability to pay dividends is restricted by the laws of Delaware, our state of incorporation, and certain restrictions in the credit agreement governing our credit facility.
Because we are a holding company, substantially all assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends on our common stock is limited by restrictions in our indebtedness affecting the ability to pay dividends. See Note 9 of Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” and Part I, Item 1A. Risk Factors - Certain Financial Risks - Credit Facility Risks - Our credit facility restricts our current and future operations." appearing elsewhere in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
The Board of Directors authorized a stock repurchase program, commencing January 1, 2015, pursuant to which Innophos was authorized to acquire for cash in open market or private transactions from time to time up to $125 million of its common stock over the ensuing 12 months. The timing of repurchases and the exact number of shares of common stock to be purchased were dependent upon market conditions and other factors. The repurchase program was funded through existing liquidity, including borrowings from Innophos' credit facility, and cash from operations. Treasury stock was recognized at the cost to reacquire the shares. The share repurchase program was completed in the third quarter of 2015 and no purchases took place in the fourth quarter of 2015. Previously, the 2011 repurchase program in which up to $50 million of the Company's common stock could be repurchased from time to time at management’s discretion was terminated on December 31, 2014. During the fourth quarter of 2013, the Company repurchased 150,000 shares of its common stock on the open market at an average price of $47.45 per share or $7.1 million. During the second quarter of 2014, the Company repurchased 112,002 shares of its common stock on the open market at an average price of $55.16 per share or $6.2 million. During the third quarter of 2014, the Company repurchased 137,781 shares of its common stock on the open market at an average price of $58.09 per share or $8.0 million. During the fourth quarter of 2014, the Company repurchased 278,578 shares of its common stock on the open market at an average price of $54.92 per share or $15.3 million. During the first quarter of 2015, the Company repurchased 582,462 shares of its common stock on the open market at an average price of 58.24 per share or $33.9 million. During the second quarter of 2015, the Company repurchased 973,264 shares of its common stock on the open market at an average price of 53.35 per share or $51.9 million. During the third quarter of 2015, the Company repurchased 762,994 shares of its common stock on the open market at an average price of $51.31 per share or $39.2 million.
Below is a summary by month of the 2015 stock repurchase activity, all of which were purchased as part of our publicly announced program described above:

Month	Number of Shares Repurchased	Average Price per Share

January	160,718	$59.98
February	163,097	$59.77
March	258,647	$56.19
April	208,101	$57.81
May	446,334	$51.23
June	318,829	$53.42
July	529,517	$51.13
August	233,477	$51.74

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected historical consolidated statements of operations, balance sheet and other data for the periods presented and should only be read in conjunction with our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of operations data:
Net sales	$789,147	$839,186	$844,129	$862,399	$810,487
Cost of goods sold	645,818	651,722	685,830	684,979	605,172
Gross profit	143,329	187,464	158,299	177,420	205,315
Operating expenses:
Selling, general and administrative	87,304	76,020	70,501	64,320	65,380
Research and development	4,502	4,649	3,928	3,107	2,923
Total operating expenses	91,806	80,669	74,429	67,427	68,303
Operating income	51,523	106,795	83,870	109,993	137,012
Interest expense, net	7,518	4,354	4,426	5,977	5,726
Foreign exchange losses (gains), net	3,882	5,085	3,197	(1,957)	875
Income before income taxes	40,123	97,356	76,247	105,973	130,411
Provision for income taxes	13,777	32,895	26,741	31,783	43,889
Net income	$26,346	$64,461	$49,506	$74,190	$86,522
Allocation of net income to common shareholders	$26,274	$64,324	$49,442	$74,150	$86,522
Per share data:
Income (loss) per share:
Basic	$1.31	$2.96	$2.25	$3.40	$3.99
Diluted	$1.29	$2.91	$2.21	$3.30	$3.88
Cash dividends declared	$1.92	$1.76	$1.45	$0.89	$1.00
Weighted average shares outstanding:
Basic	20,032,300	21,753,270	21,933,843	21,795,155	21,694,453
Diluted	20,323,385	22,121,903	22,345,980	22,475,881	22,578,567

	(Dollars in thousands)
	Year Ended December 31,
	2015	2014	2013	2012	2011
Other data:
Cash flows provided from (used in):
Operating activities	$98,926	$126,781	$91,677	$100,535	$46,346
Investing activities	(31,699)	(29,398)	(37,840)	(104,766)	(54,728)
Financing activities	(86,018)	(94,042)	(47,519)	(5,066)	(20,082)
Capital expenditures	31,699	27,955	33,415	33,060	34,195
Ratio of earnings to fixed charges (1)	5.1x	15.7x	11.1x	14.1x	17.7x
(1) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

	(Dollars in thousands)
	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Cash and cash equivalents	$17,905	$36,207	$32,755	$26,815	$35,242
Accounts receivable	79,743	90,551	88,434	94,033	104,421
Inventories	172,667	184,621	181,467	163,606	169,728
Property, plant & equipment, net	199,494	198,988	201,985	195,723	187,421
Total assets	669,553	728,411	745,666	738,511	687,015
Total debt	213,002	136,005	163,009	176,000	152,000
Total stockholders’ equity	$333,260	$463,007	$463,419	$444,323	$393,208
Items included in the preceding tables which had a significant impact on results are summarized as follows:
2015 included management transition expenses and restructuring costs of approximately $20.4 million before tax ($3.3 million in cost of goods sold and $17.1 million in selling, general and administrative expense) and the Company's stock repurchase program which increased financing activities by $125 million, which was partially offset by increased borrowings; 2013 included the acquisition of CMI, increasing investing activities by approximately $5.0 million and an after tax benefit of $5.4 million ($7.2 million before tax) for the settlement of the CNA Fresh Water Claims. 2012 included the acquisitions of AMT and Triarco, increasing investing activities by approximately $72 million and an after tax benefit of $7.2 million ($7.1 million before tax) for the settlement with Rhodia on their liability for the charges to be paid the CNA for the Fresh Water Claims. 2011 included the acquisition of Kelatron, increasing investing activities by approximately $21 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this Annual Report on Form 10-K.

Background
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients, with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other specialty ingredients to supply a product range produced to stringent regulatory manufacturing standards and the quality demanded by customers worldwide. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients and cleaning agents in toothpaste, and they also provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.

2015 Overview
Our financial performance in 2015 was highlighted by:

•	Net sales of $789.1 million compared to $839.2 million for 2014, a decrease of $50.1 million mostly attributable to:

◦
Selling Price decreases of $21.5 million driven by foreign competition, mostly from European competitors due to the strength of the U.S. Dollar and Chinese-based competitors with respect to PPA and products for the specialty horticulture markets; and

◦
Volumes decreases of $28.6 million primarily due to weak fertilizer market demand for GTSP but also weaker demand overall for Specialty Ingredients. PPA volumes increased in 2015 due to PPA supply issues that were experienced during the second half of 2014.

•
Total restructuring and management transition charges of $20.4 million recorded in the second half of 2015; realized savings in the fourth quarter of $1.6 million attributable to restructuring activities;

•	Net income of $26.3 million, or $1.29 per share (diluted);

•	Capital expenditures of $31.7 million with approximately 75% spent on plant maintenance and 25% spent on strategic initiatives;

•	Quarterly dividend of $0.48 per share leading to total year dividends of $1.92 per share paid on the common stock in 2015, an increase of 9% over the $1.76 per share total year dividend paid in 2014;

•	Repurchase of 2,318,720 shares of common stock for an aggregate purchase price of $125.0 million, completing the 2015 stock repurchase program;

•
Advanced $72 million of foreign cash to the U.S. and distributed $266 million of certain foreign earnings in the form of an intercompany note to Innophos, Inc.; this distribution resulted in an overall net tax benefit of approximately $0.6 million.

Recent Trends and Outlook
Cost improvements from the restructuring program implemented in the third quarter 2015 were in line with expectations, with fourth quarter manufacturing and operating expenses $1.6 million lower sequentially. However, this benefit could not compensate for a significant decline in sales, plus fourth quarter cost variances (further described below in the fourth paragraph), which resulted in total Company operating income, excluding management transition expenses, to fall to $8 million, considerably below the $21 million (excluding restructuring charges) recorded in each of the first three quarters of 2015. Sales in the fourth quarter 2015 declined 12% from the comparable 2014 quarter due to lower average selling prices from unfavorable customer mix and very weak demand, particularly in the export, food, nutrition, asphalt and fertilizer markets.
Specialty Phosphates volumes decreased 2% in the fourth quarter 2015 compared to the prior year period. A 7% increase in PPA volumes, primarily due to previous year U.S. supply issues, was offset by an 8% volume decline in technical grade STPP and a 4% volume decline in Specialty Ingredients. Export sales were 18% lower than the fourth quarter 2014, primarily due to weak demand in Latin American markets.
Specialty Phosphates full year 2015 volumes declined 1% compared to 2014, with a 9% increase in PPA volumes offset by declines of 6% in technical grade STPP and 3% in Specialty Ingredients. Specialty Phosphates volumes are expected to decline by 1-2% for full year 2016 compared to 2015 primarily due to some detergent grade STPP reformulation that is expected to affect the Mexico Specialty Phosphates segment. Market demand in 2016 is expected to remain challenging in the United States and Canada home markets due to continued pressures on packaged foods.
Specialty Phosphates operating income margins were 5% for the fourth quarter 2015 and 10% for full year 2015, both short of the 11% margin expectation. This was due to low fourth quarter sales, driven primarily by lower average selling prices, and cost variances of $3 million for increased Specialty Phosphates obsolescence and net realizable value inventory reserves, due to deteriorating demand and selling price market conditions, and $2 million for a supplier revision of 2014 costs.
Selling price pressures are expected to continue through 2016 given the strength of the U.S. Dollar and the Chinese government continuing to encourage export activity by rolling over their low export tariff on solid fertilizers and eliminating their export tariff on phosphoric acid (equates to approximately 4% of current PPA market selling prices).
Full year 2016 Specialty Phosphates operating margins are expected to be in the 11-12% range as benefits from lower raw material costs and lower fixed costs from restructuring are expected to exceed the selling price and volume headwinds. The first quarter operating margin is expected to be the weakest quarter of 2016 because lower raw material purchase prices will not be realized in the P&L until the second quarter due to the inventory lag. Management expects a $4 million cost decrease on the one annual PPA supply contract that reset on January 1, 2016, essentially recouping two-thirds of the increase experienced in 2015 compared to 2014, and expects lower year-over-year costs on other key supply contracts due to lower market prices for rock and sulfur.
Fertilizer market demand was very weak in the fourth quarter 2015 and this trend has continued through February 2016. Reported fertilizer market prices have declined during this period as a result, with current prices 15-20% below end of third quarter 2015 levels. Market phosphate rock prices were stable sequentially in the fourth quarter 2015 but have declined approximately 12% in the first quarter 2016. Sulfur market prices decreased 20% sequentially in the fourth quarter 2015 and settled another 14% lower for the first quarter 2016 given the weak fertilizer market demand.
Excluding $12 million of management transition expenses recorded in “Other”, fourth quarter 2015 operating income was break-even for GTSP & Other, meeting expectations despite a $1 million lower of cost or market reserve posted in the quarter due to deteriorating fertilizer market prices. Given the current weak demand and pricing in fertilizer markets, the Company expects an operating loss between $1-2 million for the first quarter 2016.
Net debt (total long-term debt (including any current portion) less cash and cash equivalents) decreased sequentially by $5 million in the fourth quarter 2015, to $195 million, and gross debt decreased by $73 million during the quarter primarily due to advanced payments from foreign entities in conjunction with the implementation of a cash repatriation program optimizing foreign tax credits and enabling $266 million of future cash returns to the United States.
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Year Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Net sales	$789.1	100.0	839.2	100.0	844.1	100.0
Cost of goods sold	645.8	81.8	651.7	77.7	685.8	81.2
Gross profit	143.3	18.2	187.5	22.3	158.3	18.8
Operating expenses:
Selling, general and administrative	87.3	11.1	76.0	9.1	70.5	8.4
Research & development	4.5	0.6	4.7	0.6	3.9	0.5
Income from operations	51.5	6.5	106.8	12.7	83.9	9.9
Interest expense, net	7.5	1.0	4.4	0.5	4.4	0.5
Foreign exchange losses (gains), net	3.9	0.5	5.0	0.6	3.3	0.4
Provision for income taxes	13.8	1.7	32.9	3.9	26.7	3.2
Net income	$26.3	3.3	$64.5	7.7	49.5	5.9

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2015 were $789.1 million, a decrease of $50.1 million, or 6.0%, as compared to $839.2 million for 2014. Specialty Phosphates sales were down 3.8%, or $29.1 million, with selling prices lower by 2.8%, or $21.1 million, and volumes lower by 1.0%, or $8.0 million. The price decrease was seen across all product lines with increased selling price pressures, largely from foreign competitors. Decreased Specialty Ingredients and STPP & Detergent Grade PPA volumes were partially offset by increased Food & Tech Grade PPA volumes that recovered from U.S. PPA supply issues experienced in the fourth quarter of 2014. GTSP & Other sales were down 27.1%, or $21.0 million, with volumes lower by 26.5% , or $20.6 million, due to weak fertilizer market demand, and prices lower by 0.6%, or $0.4 million.

The Company calculates pure selling price dollar variances as the selling price for the current year period minus the selling price for the prior year period, and then multiplies the resulting selling price difference by the prior year period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the year ended December 31, 2015 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(2.9)%	(1.5)%	(4.4)%
Specialty Phosphates Mexico	(2.4)%	0.6%	(1.8)%
Total Specialty Phosphates	(2.8)%	(1.0)%	(3.8)%
GTSP & Other	(0.6)%	(26.5)%	(27.1)%
Total	(2.6)%	(3.4)%	(6.0)%
The following table illustrates for the year ended December 31, 2015 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(2.9)%	(3.0)%	(5.9)%
Food & Technical Grade PPA	(3.2)%	9.3%	6.1%
STPP & Detergent Grade PPA	(0.7)%	(6.3)%	(7.0)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2015 was $143.3 million, a decrease of $44.2 million, or 23.6%, as compared to $187.5 million for 2014. Gross profit percentage decreased to 18.2% for the year ended December 31, 2015 versus 22.3% for 2014. Gross profit in 2015 was adversely affected by $21.5 million lower selling prices, $10.7 million increased cost of goods sold due to changes in fixed costs in inventory, $7.2 million higher manufacturing costs, $5.1 million higher raw material costs, mainly PPA and MGA, $3.4 million increase in inventory reserves, $3.3 million restructuring and management transition costs recorded in the period, $2.7 million higher depreciation, $2.0 million due to a supplier revision of their 2014 costs, $0.9 million for a GTSP lower of cost or market reserve, and a combined net $0.9 million increase in planned maintenance outage expense at our Coatzacoalcos, Mexico, Geismar, Louisiana, and Waterway, Illinois manufacturing facilities. These unfavorable effects were partially offset by $9.0 million favorable exchange rate from Mexican peso and Canadian dollar based costs, and $3.6 million favorable sales volume effects. Included in 2014 was $0.9 million for the accrual of Geismar, Louisiana plant contingent liabilities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the year ended December 31, 2015 were $91.8 million, an increase of $11.1 million, or 13.8%, as compared to $80.7 million for 2014. The increase was primarily due to $11.3 million management transition costs and $5.8 million restructuring costs, partially offset by $4.6 million lower employee related expenses for short-term incentive and stock compensation, $1.7 million favorable exchange rate from Mexican peso based costs, and $0.9 million lower expenses in China.
Operating Income
Operating income for the year ended December 31, 2015 was $51.5 million, a decrease of $55.3 million, or 51.8%, as compared to $106.8 million for 2014. Operating income percentages decreased to 6.5% for 2015 from 12.7% for 2014.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2015 was $7.5 million, an increase of $3.1 million, or 70.5% as compared to $4.4 million for 2014. The increase was primarily due to higher average debt levels, largely driven by the share repurchase program, and a $1.2 million interest charge in 2015 related to the anticipated filing of amended U.S. federal and state tax returns to claim foreign tax credits.

Foreign Exchange
Foreign exchange for the year ended December 31, 2015 was a loss of $3.9 million as compared to a loss of $5.0 million for 2014. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the U.S. Dollar strengthened throughout 2015 versus the Mexican Peso and the Canadian Dollar, the remeasurement of the net foreign asset denominated balances contributed to a net foreign exchange loss for 2015. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The income tax rate was 34% for the year ended December 31, 2015 compared to 34% for 2014. The more significant variances in the effective tax rate include a change in the Mexican de-consolidation deferred tax liability adjustment which increased the tax rate by 3%, additional uncertain tax position reserves which increased the tax rate by 2%, benefits related to the repatriation of foreign earnings which decreased the tax rate by 2% and increased income, including non-taxable interest income, in lower tax rate jurisdictions which decreased the tax rate by 3%.
Net Income
Net income for the year ended December 31, 2015 was $26.3 million, a decrease of $38.2 million as compared to $64.5 million for 2014, due to the factors described above.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2014 were $839.2 million, a decrease of $4.9 million, or 0.6%, as compared to $844.1 million for 2013. Specialty Phosphates sales were down 2.0% or $15.6 million with prices lower by 1.6% or $12.2 million and volumes lower by 0.4% or $3.4 million. The price decrease was due to increased competition in the Latin American export markets and the increased attractiveness of the U.S. market because of the strong U.S. Dollar which increased Europe and Chinese competition, and was seen across all product lines but most meaningfully on a relative basis in Food & Technical Grade PPA. Volumes were relatively flat for the current period compared to the same period last year on weak market demand, with declines in STPP & Detergent Grade PPA and Food & Technical Grade PPA, primarily the result of second half supply issues in the U.S., being mostly offset by an increase in Specialty Ingredients. GTSP & Other sales were up 15.9% or $10.6 million with volumes higher by 21.7% or $14.5 million but prices lower 5.8% or $3.9 million.
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
Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2014 was $187.5 million, an increase of $29.2 million, or 18.4%, as compared to $158.3 million for 2013. Gross profit percentage increased to 22.3% for the year ended December 31, 2014 versus 18.8% for 2013. Gross profit in 2014 was favorably affected by $33.5 million lower raw material costs, primarily phosphate rock, a net $3.3 million decrease in planned maintenance outage expense mainly at our Coatzacoalcos, Mexico manufacturing facility, $3.9 million favorable sales volume effects, $2.5 million favorable exchange rate from Mexican peso and Canadian dollar based costs, and $0.3 million lower depreciation. These favorable effects were partially offset by $16.1 million lower selling prices, $7.1 million higher manufacturing costs, and $0.9 million for the accrual of Geismar, LA contingent liabilities. Included in 2013 were $15.4 million in elevated cost of goods sold, of which $7.9 million related to Mexico manufacturing issues, $2.4 million related to demurrage on raw material purchases and other inventory related costs, $2.3 million related to an out of period adjustment on a long term supply agreement, $2.1 million related to a revision of estimates for phosphate rock inventories in Mexico and $0.7 million related to acquisition accounting expenses. Also included in 2013 was a benefit of $7.2 million for settlement of historical water duty claims by the Mexican authorities and expense of $1.6 million for a lower of cost or market reserve recorded in GTSP.
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
Operating Income
Operating income for the year ended December 31, 2014 was $106.8 million, an increase of $22.9 million, or 27.3%, as compared to $83.9 million for 2013. Operating income percentages increased to 12.7% for 2014 from 9.9% for 2013.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2014 was $4.4 million, unchanged from $4.4 million for 2013.
Foreign Exchange
Foreign exchange for the year ended December 31, 2014 was a loss of $5.0 million as compared to a loss of $3.3 million for 2013. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the U.S. Dollar strengthened throughout 2014 versus the Mexican Peso and the Canadian Dollar, the remeasurement of the net foreign asset denominated balances contributed to a net foreign exchange loss for 2014. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. dollar and the amount of non-U.S. dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The income tax rate was 34% for the year ended December 31, 2014 compared to 35% for 2013. The variance in the effective tax rate is primarily due to increased taxable income in lower tax rate jurisdictions, changes in uncertain income tax position benefits which decreased the effective tax rate by 2% from the prior year and proposed civil penalties related to environmental matters at our Geismar facility which increased the effective tax rate by 1%.

Net Income
Net income for the year ended December 31, 2014 was $64.5 million, an increase of $15.0 million as compared to $49.5 million for 2013, due to the factors described above.
Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of three products lines: Specialty Ingredients; Food & Technical Grade PPA; and STPP & Detergent Grade PPA. Innophos Nutrition, Inc. is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and operating income. The following table sets forth the historical results of these indicators by segment for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Segment Net Sales
Specialty Phosphates US & Canada	$568,332	$594,446	$607,578
Specialty Phosphates Mexico	164,489	167,423	169,851
Total Specialty Phosphates	732,821	761,869	777,429
GTSP & Other	56,326	77,317	66,700
Total	$789,147	$839,186	$844,129
Net Sales % Growth
Specialty Phosphates US & Canada	(4.4)%	(2.2)%
Specialty Phosphates Mexico	(1.8)%	(1.4)%
Total Specialty Phosphates	(3.8)%	(2.0)%
GTSP & Other	(27.1)%	15.9%
Total	(6.0)%	(0.6)%
Segment Operating Income
Specialty Phosphates US & Canada	$48,292	$81,762	$76,802
Specialty Phosphates Mexico	22,910	28,887	11,677
Total Specialty Phosphates	71,202	110,649	88,479
GTSP & Other (a) (b)	(19,679)	(3,854)	(4,609)
Total	$51,523	$106,795	$83,870
Segment Operating Income % of net sales
Specialty Phosphates US & Canada	8.5%	13.8%	12.6%
Specialty Phosphates Mexico	13.9%	17.3%	6.9%
Total Specialty Phosphates	9.7%	14.5%	11.4%
GTSP & Other (a) (b)	(34.9)%	(5.0)%	(6.9)%
Total	6.5%	12.7%	9.9%
Depreciation and amortization expense
Specialty Phosphates US & Canada	$26,442	$24,264	$26,537
Specialty Phosphates Mexico	9,558	9,416	7,200
Total Specialty Phosphates	$36,000	33,680	33,737
GTSP & Other	2,535	1,781	1,724
Total	$38,535	$35,461	$35,461

(a)	The year ended December 31, 2015 includes a $11.8 million charge to earnings for management transition expenses and $8.6 million charge to earnings for restructuring reserves.

(b)
The year ended December 31, 2013, includes a $7.2 million benefit to earnings for the settlement of the Mexican CNA Water Tax Claims and a $2.3 million charge to earnings for out of period costs in the US.

Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 4.4% for the year ended December 31, 2015 when compared with the same period in 2014. Average selling prices decreased by 2.9%, mainly due to increased competitive pressures from European and Chinese competitors following the strengthening of the U.S. dollar in late 2014. Overall volumes decreased 1.5%, with decreases in Specialty Ingredients partially offset by increased Food & Technical Grade PPA volumes which recovered from weak 2014 levels. In 2014, net sales decreased 2.2% for the year ended December 31, 2014 when compared with 2013. Average selling prices decreased by 1.3%, primarily in Food & Technical Grade PPA early in 2014 and Specialty ingredients later in 2014 when the U.S. dollar strengthened considerably against the euro. Volumes decreased 0.9% primarily due to weak demand, second half PPA supply issues that limited availability for Food & Technical Grade PPA sales and some further reformulation in STPP & Detergent Grade PPA. These volume declines were partially offset by increases in Specialty Ingredients volumes due to a strong recovery in the INNOVALT® asphalt business which grew 24% in 2014 compared to 2013.
Specialty Phosphates Mexico net sales decreased 1.8% for the year ended December 31, 2015 when compared with the same period in 2014. Selling prices decreased 2.4%, primarily due to increased Chinese competitive pricing pressures in part due to reductions in governmental export tariffs on solid fertilizers. Overall volumes increased 0.6%, with increases in Food & Technical Grade PPA volumes partially offset by decreases in Specialty Ingredients and STPP & Detergent Grade PPA volumes. In 2014, net sales decreased 1.4% for the year ended December 31, 2014 when compared with 2013. Selling prices decreased 2.6% primarily due to increased competition in the Latin American export markets. Volumes increased 1.2%, primarily in Food & Technical Grade PPA, as a result of improved operations and production output.
GTSP & Other net sales decreased 27.1% for the year ended December 31, 2015 when compared with the same period in 2014. Volumes decreased 26.5% due to very weak market demand, particularly in the fourth quarter 2015, and selling prices decreased 0.6%. In 2014, net sales increased 15.9% for the year ended December 31, 2014 when compared with 2013. Volumes increased 21.7% while selling prices decreased 5.8% due to higher fertilizer market prices in the first half of 2013.
Segment Operating Income Percentage of Net Sales:
The 530 basis point decrease in Specialty Phosphates US & Canada for the year ended December 31, 2015 compared with 2014 was due to lower average selling prices which decreased margins by 260 basis points, increased raw material costs, primarily PPA and MGA, which decreased margins 100 basis points, low production rates in late 2014 that caused higher cost to be recorded in 2015 which decreased margins by 100 basis points, higher inventory reserves which decreased margins by 60 basis points, higher manufacturing cost which decreased margins by 90 basis points, increased cost due to timing on fixed cost in inventory which decreased margins by 50 basis points, and higher depreciation which decreased margins by 40 basis points. This decrease was partially offset by lower operating expenses which increased margins by 100 basis points, higher sales volume/mix which increased margins by 40 basis points, favorable exchange rate effects which increased margins by 20 basis points, and lower turnaround costs which increased margins by 10 basis points. The 120 basis point increase in Specialty Phosphates US & Canada operating income margins for the year ended December 31, 2014 compared with the same period in 2013 is due to decreased raw material costs, primarily PPA and MGA, which increased margins 320 basis points and lower depreciation which increased margins by 40 basis points. This was partially offset by higher manufacturing and operating cost, including currency exchange, which decreased margins by 210 basis points, lower average selling prices which decreased margins by 110 basis points, and higher planned maintenance outage expenses which decreased margins by 10 basis points. Included in 2013 were elevated cost of goods sold for previously noted items which had a favorable effect on 2014 margins of 90 basis points when compared to the prior year period.
The 340 point decrease in Specialty Phosphates Mexico for the year ended December 31, 2015 compared with the same period in 2014 is due to higher manufacturing and operating cost which decreased margins by 400 basis points, lower average selling prices which decreased margins by 200 basis points, higher raw material costs, primarily sulfur, which decreased margins by 110 basis points, higher turnaround costs which decreased margins by 80 basis points, and higher depreciation which decreased margins by 10 basis points. This decrease was partially offset by favorable exchange rate effects which increased margins by 420 basis points and higher sales volume/mix which increased margins by 40 basis points. The 1,040 basis point increase in Specialty Phosphates Mexico operating income margins for the year ended December 31, 2014 compared with 2013 is due to lower raw material costs such as phosphate rock, which increased margins by 530 basis points, lower planned maintenance outage expenses which increased margins by 180 basis points, lower manufacturing and operating cost, including favorable currency exchange, which increased margins by 240 basis points, and increased sales volume/mix which increased margins by 40 basis points. This increase was partially offset by lower average selling prices which decreased margins by 250 basis points and higher depreciation which decreased margins by 130 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures and a revision of estimates for phosphate rock inventories which had a total favorable impact on 2014 margins of 430 basis points when compared to the prior year period.
The 2,990 basis point decrease in GTSP & Other for the year ended December 31, 2015 compared with the same period in 2014 is due to restructuring/management transition costs recorded in the period which decreased margins by 2,640 basis points, lower sales volume/mix which decreased margins by 730 basis points, increased cost due to changes in inventory which decreased margins by 290 basis points, a lower of cost or market reserve which decreased margins by 120 basis points, higher depreciation which decreased margins by 100 basis points, lower selling prices which decreased margins 60 basis points, and higher turnaround costs which decreased margins by 50 basis points. This decrease was partially offset by lower manufacturing and operating costs which increased margins 580 basis points and favorable exchange rate effect which increased margins by 300 basis points. Included in 2014 was the accrual of Geismar, Louisiana plant contingent liabilities which increased margins by 120 basis points in 2015. The 190 basis point increase in GTSP & Other operating income margins for the year ended December 31, 2014 compared with 2013 is due to lower raw material cost of phosphate rock, which increased margins by 760 basis points, higher sales volume/mix which increased margins by 760 basis points, lower planned maintenance outage expenses which increased margins by 150 basis points, a favorable exchange rate effect which increased margins by 70 basis points, and lower operating expenses which increased margins by 10 basis points. This increase was partially offset by lower selling prices which decreased margins 660 basis points, higher manufacturing costs which lowered margins 320 basis points, the accrual of Geismar, Louisiana contingent liabilities which lowered margins by 130 basis points, and higher depreciation which decreased margins by 10 basis points. Included in 2013 were elevated cost of goods sold due to manufacturing inefficiencies and maintenance expenses stemming from premature equipment failures and a revision of estimates for phosphate rock inventories which had a total favorable impact on 2014 margins when compared to 2013 of 400 basis points and expense for a lower cost or market reserve which had a favorable impact on 2014 margins when compared to 2013 of 240 basis points. Also included in 2013 was a benefit of $7.2 million due to progress made in reducing the amount required to be paid to settle historical water duty claims by the Mexican authorities which had an unfavorable impact on 2014 margins when compared to 2013 of 1,080 basis points.
Liquidity and Capital Resources
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2015	2014	2013
Operating Activities	$98.9	$126.8	$91.7
Investing Activities	(31.7)	(29.4)	(37.8)
Financing Activities	(86.0)	(94.0)	(47.5)
Effect of foreign exchange rate changes	0.5	0.1	(0.4)

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Net cash provided by operating activities was $98.9 million for the year ended December 31, 2015 as compared to $126.8 million for 2014, a decrease of $27.9 million. The decrease in operating activities cash resulted from unfavorable changes of $38.1 million in net income as described earlier and $33.0 million in non-cash adjustments to income, primarily due to a change in deferred income tax provision for timing differences for immediate recognition of revenue for U.S. income tax purposes versus deferred revenue for U.S. GAAP purposes of $27.7 million, partially offset by favorable changes of $36.6 million in working capital, primarily due to increased current income taxes of $22.3 million, and $6.6 million in other long term assets and liabilities.
The favorable change in working capital is derived from it being a source of cash of $57.6 million in 2015 compared to a source in 2014 of $21.0 million, an increase in cash of $36.6 million. The favorable change in working capital was due to favorable changes in other current liabilities of $27.7 million, primarily driven by a change in current income taxes payable in the U.S. of $27.7 million for the immediate recognition of income for U.S. income tax purposes, inventory of $15.1 million, due to increases in inventory reserves and lower PPA on hand for year-end 2015, accounts receivable of $12.9 million, and other current assets of $11.5 million as a result of VAT collections and reduction in prepaid income taxes in Mexico, partially offset by an unfavorable change in accounts payable of $30.6 million due to larger than usual vendor payables at year end 2014 which were paid in the first quarter of 2015. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $0.3 million, $0.9 million, $0.9 million, $0.8 million, and $0.9 million as of December 31 2015, September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014, respectively, was consistent with the last four quarters' average.
Total inventories as of December 31, 2015 decreased $12.0 million from December 31, 2014 levels resulting in days of inventory on hand decreasing to 98 days as of December 31, 2015. The following chart shows its historical performance:

	2015	2014	2013
Inventory Days on Hand	98	103	96

Net cash used for investing activities was $31.7 million for the year ended December 31, 2015, compared to $29.4 million for 2014, an increase in spending of $2.3 million.
Approximately 75% of the 2015 capital spending was for plant maintenance projects and the remaining 25% was for strategic growth initiatives. The majority of the strategic growth investments were focused on improving the capacity and capability of our Coatzacoalcos, Mexico facility and automating packaging at our Port Maitland, Canada facility.
Net cash from financing activities for the year ended December 31, 2015, was a use of $86.0 million, compared to a use of $94.0 million in 2014, an increase in cash of $8.0 million. This increase in cash was largely due to $150.0 million increased loan borrowings partially offset by $46.0 million increased loan repayments and $95.7 million increased stock repurchases. The loan borrowings were largely used to fund the share repurchases.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
Net cash provided by operating activities was $126.8 million for the year ended December 31, 2014 as compared to $91.7 million for 2013, an increase of $35.1 million. The increase in operating activities cash resulted primarily from favorable changes of $15.0 million in net income as described earlier, $16.0 million from reduced working capital, $1.7 million in other long term assets and liabilities and $2.4 million in non-cash adjustments to income.
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
Total inventories as of December 31, 2014 increased $3.2 million from December 31, 2013 levels resulting in days of inventory on hand increasing to 103 days as of December 31, 2014. The following chart shows its historical performance:

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
Liquidity
Indebtedness
Total debt was $213.0 million as of December 31, 2015. Short term and long term debt net of cash was $195.1 million as of December 31, 2015, an increase of $95.3 million, or 95.5% from the December 31, 2014 level.
In August, 2010, Innophos entered into a Credit Agreement, as amended and restated, the Credit Agreement, with a group of lenders, or the Lenders. This agreement was amended and restated on December 21, 2012 increasing the Company's borrowing capacity, reducing interest rates and extending the maturity to December 21, 2017. The Credit Agreement provides Innophos with a term loan of $100.0 million and a revolving line of credit from the Lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Prepayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013. Refer to Note 9 of Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data”.
Simultaneously with updating the credit facility, Innophos entered into an interest rate swap with a swap start date of December 31, 2012, swapping the LIBOR exposure on $100.0 million of floating rate debt under the credit facility to a fixed rate to maturity obligation of 0.9475% plus the applicable margin on the debt expiring on December 21, 2017. The fair value of this interest rate swap is an asset of approximately $0.1 million as of December 31, 2015.
In 2014, Innophos amended its existing Credit Agreement to remove restricted payments from the definition of the fixed charge coverage ratio. In 2015, Innophos again amended the Credit Agreement removing the senior leverage ratio. The two amendments provided enhanced capacity for higher levels of share buybacks expected under the $125 million share repurchase program for 2015.
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
Capital Expenditures

Capital expenditures were $32 million for 2015. Approximately 75% of the full year spending was for maintenance and the remaining 25% was for strategic growth initiatives. The majority of the strategic growth investments were focused on automating packaging at Pt. Maitland, increasing capacity at Nashville and improving capabilities at Coatzacoalcos. Management expects 2016 capital expenditures to approximate $40 million due to additional requirements to support the manufacturing portion of the restructuring program and continued investment in the capability of Coatzacoalcos.
Other Liquidity Matters
As indicated elsewhere, the Company increased the quarterly dividend on its common stock to an annual rate of $1.92 per share starting with the third quarter 2014 payment. That policy may change and is subject to numerous conditions and variables. See the section entitled “Dividends” in Item 5 of this Form 10-K and "Risk Factors - Certain Financial Risks - Credit Facility Risks - Our credit facility restricts our current and future operations."
On December 31, 2015, the Company had cash and cash equivalents outside the United States of $16.4 million, or 92% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. In connection with a review of the Company’s overall cash position and anticipated cash needs, during the fourth quarter of 2015, we made a $266 million distribution of certain foreign earnings in the form of an intercompany note. This distribution resulted in an overall net tax benefit of approximately $0.6 million. The benefit is primarily due to the recognition of foreign tax credits in the United States which exceeded the taxes due on the distribution of foreign earnings. Our current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the

United States in addition to the $266 million, we may be required to accrue and pay United States taxes to repatriate these funds.
The Company’s available financial resources allow for the continuation of dividend payments, pursuit of acquisition projects and further geographic expansion initiatives. We further believe that on-hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.
Given the 2015 margin compression that the Company is experiencing, management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation which was conducted during the third quarter of 2015, the Company launched an initiative to reduce its cost structure by implementing various staff reduction actions. In addition, during the fourth quarter of 2015, the Company experienced a management transition of certain high-level positions, most notably the Chief Executive Officer and the Chief Financial Officer.
The Company has incurred costs associated with involuntary termination benefits associated with its corporate-related initiatives, as well as the management transition. During the third and fourth quarters of 2015, the Company incurred restructuring and management transition costs of $8.6 million and $11.8 million, respectively. The amounts recorded within selling, general and administrative expenses in the statements of operations were $17.1 million and cost of goods sold were $3.3 million. The Company expects to make $9.3 million of payments associated with these actions within the next twelve months.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance or special purpose entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments
The following table sets forth our long-term contractual cash obligations as of December 31, 2015 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Term loan and revolver borrowings (1)	$213,000	$4,000	$209,000	$—	$—	$—	$—
Future Service Pension Benefits	10,973	763	855	976	1,042	1,098	6,239
Other (2)	208,919	92,373	58,273	58,273	—	—	—
Operating Leases	27,222	5,475	4,624	3,920	3,400	2,464	7,339
Total contractual cash obligations	$460,114	$102,611	$272,752	$63,169	$4,442	$3,562	$13,578
 ______________________

(1)	Amounts exclude interest payments. Interest on the $213.0 million current balance of the term loan and revolver borrowings at current rates would be approximately $5.6 million annually.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

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
Claims and Legal Proceedings
The categories of asserted or unasserted claims for which the Company has estimated a probable liability and for which amounts are estimable are critical accounting estimates. Please refer to Part I, Item 3. "Legal Proceedings" and the section entitled “Commitments and Contingencies” in Note 16 of Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” for additional information about such estimates.
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
Deferred tax assets are assessed for recoverability and a valuation allowance is considered necessary if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We continue to analyze our current and future profitability and probability of the realization of our net deferred tax assets in future periods. Please refer to the section entitled “Income Taxes” (contained in Note 15) of Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” for additional information regarding deferred taxes.
Goodwill
Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. Accounting Standards Codification (ASC) 350, “Intangibles-Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year. Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach include the cash flow forecasts for each of our reporting units, the discount rate and the terminal value. The five year cash flow forecasts of the Company’s reporting units is based upon management’s estimate at the date of the assessment, which incorporates managements long-term view of selling prices, sales volumes for Innophos’ products, key raw materials and energy costs, and our operating cost structure. The aggregated fair value of our reporting units was reconciled to our market capitalization at the date of the assessment, plus a suitable control premium. The terminal value was determined by applying business growth factors for each reporting unit which are in-line with longer term historical growth rates, to the latest year for which a forecast exists.
Our market capitalization during fourth quarter of 2015 exceeded the book value of our equity.
Our reporting units for goodwill purposes are Specialty Phosphates United States, Specialty Phosphates Canada, Specialty Phosphates Mexico, Innophos Nutrition and GTSP & Other. As of December 31, 2015, the fair values of our reporting units, excluding GTSP & Other, were substantially greater than their carrying values.

Solely for the purpose of goodwill valuation for our GTSP & Other reporting unit, the 2015 goodwill impairment analysis considered selling price estimates consistent with the 2014 and 2015 pricing levels. Projected GTSP volumes are consistent with historical levels for goodwill impairment testing analysis. We further applied minimum growth rates to calculate the terminal value for the GTSP & Other reporting unit. We used an 11.25% discount rate, which is above our weighted average cost of capital and which includes a country risk premium. Based on this valuation, we determined that the fair value of the GTSP & Other reporting unit exceeded its carrying values by approximately 15%.
However, if GTSP market softness continues as we have experienced late in the fourth quarter of 2015 and early first quarter of 2016, and if GTSP pricing does not return to historical levels, this reporting unit may incur a goodwill impairment charge in the future. As of December 31, 2015, the GTSP & Other reporting unit has an allocated goodwill value of $3.3 million. In addition, if we were to decrease the long-term growth rate by 1% or increase the discount rate used in the calculation by 2%, assuming all other variables constant, there would be a goodwill impairment for the GTSP & Other reporting unit.
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

The fair value of the options granted during 2015, 2014 and 2013 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Expected volatility	40.8%	50.1%	50.4%
Dividend yield	4.3%	3.2%	2.8%
Risk-free interest rate	1.7%	2.0%	1.0%
Expected term	6 years	6 years	6 years
Weighted average grant date fair value of stock options	12.14	$20.15	$19.99
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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $73 thousand. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $155 thousand.
Recently Issued Accounting Standards
New accounting standards effective in 2015 are described in the Recent Accounting Pronouncements section in Note 1 of Notes to Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data.”.

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
At December 31, 2015, we had $88.0 million principal amount of term loan debt and a $225.0 million revolving credit facility, of which $125.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy), under the credit facility established by our Credit Agreement. Total remaining availability was $99.1 million, taking into account $0.9 million in face amount of letters of credit issued under the sub-facility. Simultaneously with updating the credit facility in December of 2012, we entered into an interest rate swap, swapping the LIBOR exposure on $100 million of floating rate debt under the credit facility to a fixed rate to maturity obligation of 0.9475% expiring in December 2017. The fair value of this interest rate swap is an asset of approximately $0.1 million as of December 31, 2015.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $113.0 million outstanding borrowings as floating rate debt (not included in the swap) under our credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.1 million per year.
From time to time, we will enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. We did not enter into any economic hedges in the past three years.
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
Inflation and changing prices
Our costs and expenses will be subject to inflation and price fluctuations. Significant price fluctuations in raw materials, freight, and energy costs, if not compensated for by cost savings from production efficiencies or price increases passed on to customers could have a material effect on our financial condition and results of operations. Refer to “Part I, Item 1A. Risk Factors” contained in this Annual Report on Form 10-K for further information on raw materials availability and pricing.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Innophos Holdings, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Innophos Holdings, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.
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
February 26, 2016

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$17,905	$36,207
Accounts receivable, net	79,743	90,551
Inventories	172,667	184,621
Other current assets	23,514	60,135
Total current assets	293,829	371,514
Property, plant and equipment, net	199,494	198,988
Goodwill	84,373	84,373
Intangibles and other assets, net	91,857	73,536
Total assets	$669,553	$728,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,002	$4,003
Accounts payable, trade and other	36,898	53,137
Other current liabilities	63,204	34,806
Total current liabilities	104,104	91,946
Long-term debt	209,000	132,002
Other long-term liabilities	23,189	41,456
Total liabilities	$336,293	$265,404
Commitments and contingencies (note 16)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,586,016 and 22,447,058; outstanding 19,290,025 and 21,480,334 shares	19	21
Paid-in capital	132,399	124,558
Common stock held in treasury, at cost (3,295,991 and 966,724 shares)	(174,685)	(49,284)
Retained earnings	378,321	390,525
Accumulated other comprehensive loss	(2,794)	(2,813)
Total stockholders' equity	333,260	463,007
Total liabilities and stockholders' equity	$669,553	$728,411

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Year Ended December 31,
	2015	2014	2013
Net sales	$789,147	$839,186	$844,129
Cost of goods sold	645,818	651,722	685,830
Gross profit	143,329	187,464	158,299
Operating expenses:
Selling, general and administrative	87,304	76,020	70,501
Research & development expenses	4,502	4,649	3,928
Total operating expenses	91,806	80,669	74,429
Operating income	51,523	106,795	83,870
Interest expense, net	7,518	4,354	4,426
Foreign exchange losses	3,882	5,085	3,197
Income before income taxes	40,123	97,356	76,247
Provision for income taxes	13,777	32,895	26,741
Net income	$26,346	64,461	49,506
Net income attributable to common shareholders	$26,274	$64,324	$49,442
Per share data (see Note 12):
Income per share:
Basic	$1.31	$2.96	$2.25
Diluted	$1.29	$2.91	$2.21
Weighted average shares outstanding:
Basic	20,032,300	21,753,270	21,933,843
Diluted	20,323,385	22,121,903	22,345,980

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $192, $221, and ($825))	$(314)	$(360)	$1,345
Change in pension and post-retirement plans, (net of tax ($194), $377, and ($1,359))	333	(888)	3,026
Other comprehensive (loss) income, net of tax	$19	$(1,248)	$4,371
Comprehensive income	$26,365	$63,213	$53,877

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2012	21,831	$22	$346,866	$103,371	$(5,936)	$444,323
Net income			49,506			49,506
Other comprehensive income, (net of tax $(2,184))					4,371	4,371
Proceeds from stock award exercises and issuances	217			(759)		(759)
Share-based compensation				2,174		2,174
Excess tax benefits from exercise of stock options				2,849		2,849
Common stock repurchases	(150)			(7,118)		(7,118)
Restricted stock forfeitures	(5)			(70)		(70)
Dividends declared			(31,857)			(31,857)
Balance, December 31, 2013	21,893	$22	$364,515	$100,447	$(1,565)	$463,419
Net income			64,461			64,461
Other comprehensive loss, (net of tax $598)					(1,248)	(1,248)
Proceeds from stock award exercises and issuances	119			160		160
Share-based compensation				3,280		3,280
Excess tax benefits from exercise of stock options				1,071		1,071
Common stock repurchases	(528)	(1)		(29,482)		(29,483)
Restricted stock forfeitures	(4)			(202)		(202)
Dividends declared			(38,451)			(38,451)
Balance, December 31, 2014	21,480	$21	$390,525	$75,274	$(2,813)	$463,007
Net income			26,346			26,346
Other comprehensive income, (net of tax ($2))					19	19
Proceeds from stock award exercises and issuances	139			246		246
Share-based compensation				6,618		6,618
Excess tax benefits from exercise of stock options				975		975
Common stock repurchases	(2,319)	(2)		(124,998)		(125,000)
Restricted stock forfeitures	(10)			(401)		(401)
Dividends declared			(38,550)			(38,550)
Balance, December 31, 2015	19,290	$19	$378,321	$(42,286)	$(2,794)	$333,260

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$26,346	$64,461	$49,506
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	38,535	35,461	35,461
Amortization of deferred financing charges	615	526	559
Deferred income tax (benefit) provision	(36,637)	2,846	1,484
Share-based compensation	6,618	3,280	2,174
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,784	(2,087)	5,913
Decrease (increase) in inventories	12,071	(3,054)	(18,348)
Decrease (increase) in other current assets	23,264	11,761	26,806
(Decrease) increase in accounts payable	(16,436)	14,195	2,248
Increase (decrease) in other current liabilities	27,932	213	(11,624)
Changes in other long-term assets and liabilities	5,834	(821)	(2,502)
Net cash provided from operating activities	98,926	126,781	91,677
Cash flows used for investing activities:
Capital expenditures	(31,699)	(27,955)	(33,415)
Acquisition of businesses, net of cash acquired	—	—	(4,425)
Acquisition of intangible assets	—	(1,443)	—
Net cash used for investing activities	(31,699)	(29,398)	(37,840)
Cash flows from financing activities:
Proceeds from exercise of stock options	246	160	1,650
Long-term debt borrowings	159,000	9,000	63,007
Long-term debt repayments	(82,003)	(36,004)	(76,000)
Deferred financing costs	(277)	(191)	—
Excess tax benefits from exercise of stock options	975	1,071	2,849
Common stock repurchases	(125,401)	(29,684)	(7,188)
Dividends paid	(38,558)	(38,394)	(31,837)
Net cash used for financing activities	(86,018)	(94,042)	(47,519)
Effect of foreign exchange rate changes on cash and cash equivalents	489	111	(378)
Net change in cash	(18,302)	3,452	5,940
Cash and cash equivalents at beginning of period	36,207	32,755	26,815
Cash and cash equivalents at end of period	$17,905	$36,207	$32,755

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation:
Summary of Significant Accounting Policies
Fiscal Year
Our fiscal year end is December 31.
Description of Business and Principles of Consolidation
Innophos is a leading international producer of performance-critical and nutritional specialty ingredients with applications in food, beverage, dietary supplements, pharmaceutical, oral care and industrial end markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a growing capability in a broad range of other specialty ingredients to supply a product range produced to stringent regulatory manufacturing standards and the quality demanded by customers worldwide. Many of Innophos’ products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture, performance or nutritional content of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients and cleaning agents in toothpaste, and they also provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.
Innophos commenced operations as an independent company in August 2004 after purchasing its North American specialty phosphates business from affiliates of Rhodia, S.A., or Rhodia, which has been a part of Solvay S.A. since 2011. In November 2006, Innophos completed an initial public offering and listed its common stock for trading on the Nasdaq Global Select Market under the symbol “IPHS”.
Innophos' more recent acquisitions, described below, have focused on the bioactive mineral and nutritional ingredients sector. Bioactive mineral ingredients are mineral based ingredients for food, beverage and dietary supplement end markets that are manufactured to be readily digestible. Historically, Innophos has enjoyed a strong position in “macronutrients,” such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. Through its more recent acquisitions, Innophos now also has a strong position in “micronutrients” such as chromium, selenium, zinc and iron, small quantities of which are also essential to the human diet. One of Innophos' recent acquisitions described below was in the botanical and enzyme based specialty nutritional ingredients sector. As with the bioactive mineral ingredients, botanical and enzyme based specialty nutritional ingredients are important to Innophos' customers for their nutritional value, and mineral, botanical and specialty phosphate ingredients are often formulated together. This acquisition, together with Innophos’ existing strength in specialty phosphates, has created a strong position for Innophos in the attractive and high growth specialty nutritional ingredients market.

•
In October 2011, Innophos acquired 100% of the stock of KI Acquisition, Inc., the holding company of Kelatron Corporation, or Kelatron. Founded in 1975 and based in Ogden, Utah, Kelatron is a leading producer of technically advanced bioactive mineral ingredients, with a high quality base of customers in the supplement and sports nutrition markets. Bioactive mineral ingredients are manufactured to enhance the digestive system's ability to absorb these essential minerals.

•
In July 2012, Innophos acquired 100% of the equity of AMT Labs, Inc., or AMT, and an affiliated real estate company holding all AMT real property. Located in North Salt Lake, Utah, AMT has been manufacturing bioactive mineral ingredients for the food, beverage, confectionary and dietary supplement industries for more than 20 years.

•
In December 2012, Innophos purchased all of Triarco Industries, Inc., or "Triarco". Triarco, a privately held company based in New Jersey, has been manufacturing high quality custom ingredients for the food, beverage, dietary supplement and nutraceutical industries for more than 30 years. Triarco specializes in botanical and enzyme based ingredients that provide important nutritional benefits and are often formulated with bioactive minerals and specialty phosphates.

•
In October 2013, Innophos purchased all of the assets of Chelated Minerals International, Inc., or CMI. CMI, a privately held company based in Salt Lake City, Utah, has significant know-how in the manufacture and science of chelated minerals supplied to the human nutrition market.

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
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles requires the use of judgments and estimates made by management. Actual results could differ from those estimates. Some of the more significant estimates pertaining to the Company include accruals for contingencies, distributor incentives and rebates, the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances, the recoverability of long-lived assets and goodwill impairment testing analysis and cash flows and assumptions used in the recognition and measurement of assets acquired in business combinations. Management routinely reviews its estimates and assumptions utilizing currently available information, changes in facts and circumstances, and historical experience.
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
Income Taxes
The Company’s significant subsidiaries are the Company's United States subsidiaries which file a consolidated U.S. tax return, the Company's Mexican subsidiaries which filed consolidated Mexico tax returns from 2011 through 2015, but will change to filing separate tax returns in 2016 and the Company's Canadian subsidiary which files a separate Canadian tax return. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.
Deferred tax assets are assessed for realizability and a valuation allowance is provided if a portion of the associated tax benefit is not expected to be realized.
If any material uncertain tax positions arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. Other than the assessments disclosed in Note 15, Income Taxes, as of December 31, 2015, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
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
Recently Issued Accounting Standards
Adopted
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This guidance requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The guidance is effective for the interim and annual periods beginning on or after December 15, 2018, and early adoption is permitted. We have adopted this new accounting pronouncement prospectively as of December 2015.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. We do not anticipate the adoption of the new accounting rules will have a material impact on our financial position, results of operations and related disclosures, although it will change the financial statement classification of our debt issuance costs. As of December 31, 2015, we have $1.3 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.
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

2. Restructuring and Management Transition Costs:
Given the 2015 margin compression that the Company is experiencing, management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation which was conducted during the third quarter of 2015, we launched an initiative to reduce our cost structure by implementing various staff reduction actions.
In accordance with the applicable guidance for non-retirement post-employment benefits, we accounted for the related termination benefits and recognized liabilities when the loss was considered probable that employees were entitled to benefits and the amounts are reasonably estimated.
In addition, during the fourth quarter of 2015, the Company experienced a management transition of certain high-level positions, most notably the Chief Executive Officer and the Chief Financial Officer.
We have incurred costs associated with involuntary termination benefits associated with our corporate-related initiatives, as well as the management transition. During the third and fourth quarters of 2015, we incurred restructuring and management transition costs of $8.6 million and $11.8 million, respectively. The amounts recorded within selling, general and administrative expenses in the statements of operations were $17.1 million and cost of goods sold were $3.3 million. The Company expects to make $9.3 million of payments associated with these actions within the next twelve months.
The following table summarizes the activities related to severance and benefits:

Restructuring and Management Transition Costs
Balance at December 31, 2014	$—
Total expense recorded	20,410
Accelerated share-based compensation expense (a)	(4,194)
Payments made	(2,827)
Balance at December 31, 2015	$13,389
(a) Accelerated stock-based compensation expense due to management transition.

3. Inventories:
Inventories consist of the following:

	2015	2014
Raw materials	$44,391	$60,697
Finished products	115,305	111,600
Spare parts	12,971	12,324
	$172,667	$184,621

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2015 and December 31, 2014 were $16,946 and $12,626, respectively. As a result of current deteriorating market conditions, including demand and price erosion, in 2015 the Company has increased its obsolescence and net realizable value reserves by approximately $3,033 for Specialty Phosphate products and $1,280 for GTSP.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

4. Other Current Assets:
Other current assets consist of the following:

	2015	2014
Creditable taxes (value added taxes)	$8,235	$18,124
Vendor inventory deposits (prepaid)	7,977	9,483
Prepaid income taxes	2,668	12,658
Deferred income taxes	—	12,647
Prepaid insurance	2,070	2,109
Other	2,564	5,114
	$23,514	$60,135

5. Property, Plant and Equipment, net:
Property, plant and equipment, at cost, consist of the following:

		2015			2014
	Useful life (years)	Gross	Accumulated Depreciation	Net Book Value	Gross	Accumulated Depreciation	Net Book Value
Land	-	$19,213	$—	$19,213	$19,213	$—	$19,213
Land improvements -	3-15	10,920	9,119	1,801	10,825	8,749	2,076
Buildings and improvements -	2-9	9,486	9,354	132	9,450	9,235	215
	10	13,636	7,758	5,878	11,491	6,599	4,892
	14-16	12,094	8,112	3,982	12,103	7,319	4,784
	20	37,796	13,515	24,281	35,551	11,681	23,870
	25-34	22,177	6,096	16,081	22,209	5,358	16,851
Machinery & Equipment -	1-4	20,847	15,241	5,606	15,865	11,665	4,200
	5	42,734	30,297	12,437	38,141	25,769	12,372
	6	49,201	49,180	21	49,201	49,171	30
	7	52,822	40,695	12,127	53,183	36,805	16,378
	8	166,649	147,798	18,851	163,697	141,469	22,228
	9	26,523	26,181	342	26,684	26,221	463
	10	9,545	4,954	4,591	10,159	4,366	5,793
	11	11,946	11,941	5	12,079	11,431	648
	12-13	9,478	8,950	528	11,603	10,000	1,603
	15	89,753	30,836	58,917	76,309	26,104	50,205
	16-21	1,657	973	684	1,737	890	847
Construction-in-progress	-	14,017	—	14,017	12,320	—	12,320
		$620,494	$421,000	$199,494	$591,820	$392,832	$198,988

Depreciation expense, excluding depreciation expense in changes of inventory, was $31,594, $31,156 and $28,147 in 2015, 2014 and 2013, respectively. Depreciation expense in changes of inventory was $(292), $(2,866) and $327, in 2015, 2014 and 2013, respectively. The carrying value of capitalized software, included in machinery and equipment, was $10,919, $12,302 and $15,374 for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Goodwill:

	Specialty Phosphates US	Nutrition	Specialty Phosphates Canada	Specialty Phosphates Mexico	GTSP & Other	Total
Balance, December 31, 2015, 2014 and 2013	$7,237	$32,667	$2,530	$38,584	$3,355	$84,373

7. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	2015	2014
Developed technology and application patents, net of accumulated amortization of $24,840 for 2015 and $21,894 for 2014	7-20	21,435	24,381
Customer relationships, net of accumulated amortization of $15,812 for 2015 and $13,054 for 2014	5-15	23,000	25,758
Trade names and license agreements, net of accumulated amortization of $8,944 for 2015 and $7,573 for 2014	5-20	8,717	10,088
Non-compete agreement, net of accumulated amortization of $1,112 for 2015 and $954 for 2014	3-10	221	379
Total intangibles		$53,373	$60,606
Deferred income taxes		28,842	—
Deferred financing costs, net of accumulated amortization of $2,793 for 2015 and $2,178 for 2014 (see note 9)		$1,335	$1,673
Other tax assets		6,014	7,013
Other assets		2,293	4,244
Total other assets		$38,484	$12,930
		$91,857	$73,536

Amortization expense for intangibles was $7,233, $7,171 and $6,987 in 2015, 2014 and 2013, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2016	2017	2018	2019	2020
Intangible amortization expense	$7,223	$7,008	$6,865	$6,325	$5,707

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Other Current Liabilities:
Other current liabilities consist of the following:

	2015	2014
Payroll related	$9,513	$12,703
Taxes other than income taxes	5,779	5,057
Benefits and pensions	5,764	6,640
Freight and rebates	4,606	4,346
Income taxes	23,609	1,302
Restructuring reserve	9,335	—
Other	4,598	4,758
	$63,204	$34,806

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:
Short-term borrowings and long-term debt consist of the following:

	2015	2014
Term loan due 2017	$88,000	$92,000
Revolver borrowings under the credit facility due 2017	125,000	44,000
Capital leases	2	5
Total borrowings	$213,002	$136,005
Less current portion	4,002	4,003
Long-term debt	$209,000	$132,002

In August 2010, Innophos entered into a Credit Agreement, Credit Agreement, with a group of lenders, or the Lenders. This Credit Agreement was amended and restated on December 21, 2012 increasing the Company's borrowing capacity, reducing interest rates extending the maturity to December 21, 2017. The Credit Agreement was also amended in 2014 and then again in the third quarter of 2015. The 2014 amendment deletes the requirement that Restricted Payments (as defined in the Credit Agreement) be deducted from the Consolidated EBITDA for purposes of determining the Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The 2015 amendment removed the senior leverage ratio. The 2014 and 2015 amendments provide the Companies with additional flexibility to make certain Restricted Payments (as defined in the Credit Agreement), including the repurchase by the Registrant of its stock, provided that the Companies satisfy certain financial requirements.
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
The Credit Agreement also provides for possible additional revolving indebtedness under an incremental facility of up to $50.0 million (i.e. an aggregate of revolving capacity up to $275.0 million) upon future request by the Company to existing Lenders (and depending on their consent) or from other willing financial institutions invited by the Company and reasonably acceptable to the administrative agent to join in the Credit Agreement. This revolving credit facility increase, if implemented, may provide for higher applicable margins to either the increased portion or possibly the entire revolving credit facility, with limitations, for interest rates than those in effect for the original revolving commitments under the Credit Agreement.

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
The Credit Agreement contains representations given to the Lenders about the nature and status of the Companies’ business that serve as conditions to future borrowings, and affirmative, as well as negative, covenants typical of credit facilities of this kind that prohibit or limit a variety of actions by the Companies and their subsidiaries generally without the Lenders’ approval. These include covenants that affect the ability of those entities, among other things, to (a) incur or guarantee indebtedness, (b) create liens, (c) enter into mergers, recapitalizations or assets purchases or sales, (d) change names, (e) make certain changes to their business, (f) make restricted payments that include dividends, purchases and redemptions of equity (g) make advances, investments or loans, (h) effect sales and leasebacks or (i) enter into transactions with affiliates, (j) allow negative pledges or limitations on the repayment abilities of subsidiaries or (k) amend subordinated debt. However, subject to continued compliance with the overall leverage restrictions described in more detail below, the Companies retain flexibility under the Credit Agreement to develop their business and achieve strategic goals by, among other things, being permitted to take on additional debt, pay dividends (as long as the Total Leverage Ratio shall be .25 less than the then applicable level described below), re-acquire equity and make domestic acquisitions. Foreign acquisitions and investments are also permitted up to a fixed limit which is set initially at $100.0 million and can increase with ongoing cash generation up to as high as $300.0 million.
Among its affirmative covenants, the Credit Agreement requires the Companies to maintain the following consolidated ratios (as defined and calculated according to the Credit Agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.00 to 1.00.
(b) “Fixed Charge Coverage Ratio” greater than or equal to 1.25 to 1.00.
As of December 31, 2015, the Accessible Borrowing Availability was 99.1 million and the Total Leverage Ratio and Fixed Charge Coverage Ratio calculated in accordance with the agreement were 2.27 and 2.53, respectively.
As of December 31, 2015, the Company was in full compliance with all debt covenant requirements.
The Credit Agreement provides for “Events of Default” that, unless waived, can or will lead to acceleration of obligations upon the occurrence, continuation and/or notice, as applicable, of specified events typical of credit facilities of this kind. These include (a) failures to pay interest or principal on loans, (b) misrepresentations, (c) failures to observe covenants, (d) cross defaults of other indebtedness in excess of $20.0 million, (e) uninsured and unsatisfied judgments in excess of $20.0 million or certain orders or injunctions, (f) bankruptcy and insolvency events, (g) events leading to aggregate liability under the Employee Retirement Income Security Act of 1974 (ERISA) in excess of $20.0 million, (h) changes of control, (i) invalidity of credit support /security agreements, and (i) certain disadvantageous changes in Credit Agreement debt compared to subordinated debt.
Fees and expenses incurred in 2014 with the amendment were approximately $0.2 million. Additional fees and expenses incurred in 2015 with the latest amendment were approximately $0.3 million. The amounts above were recorded as deferred financing costs and are being amortized over the term of the Credit Agreement using the effective interest method.
As of December 31, 2015, $88.0 million was outstanding under the Term Loan and $125.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate, Level 2 input within the fair value hierarchy, with total availability at 99.1 million, taking into account $0.9 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.6%.
Simultaneously with the term of the credit facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting quarterly consistent with the term loan, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $0.1 million as of December 31, 2015.
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
Total interest paid by the Company for all indebtedness for 2015, 2014 and 2013 was $5.9 million, $4.1 million and $4.6 million.

Interest expense, net consists of the following:

	Year Ended December 31,
	2015	2014	2013
Interest expense	$7,079	$3,977	$5,271
Deferred financing cost	615	526	559
Interest income	(65)	(40)	(1,049)
Less: amount capitalized for capital projects	(111)	(109)	(355)
Total interest expense, net	$7,518	$4,354	$4,426

10. Other Long-Term Liabilities:
Other long-term liabilities consist of the following:

	2015	2014
Deferred income taxes	$2,135	$24,400
Pension and post retirement liabilities	9,612	10,714
Restructuring reserve	4,054	—
Uncertain tax positions	2,416	2,798
Environmental liabilities	1,100	1,100
Other liabilities	3,872	2,444
	$23,189	$41,456

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2015	2014	2013
Stock options	$2,521	$1,346	$1,002
Restricted stock	2,080	1,066	676
Performance shares	1,507	598	196
Stock grants	510	270	300
Total stock-based compensation expense (a)	$6,618	$3,280	$2,174
 (a) 2015 includes $4,194 of accelerated stock-based compensation expense due to management transition.

A summary of restricted stock activity during the three years ended December 31, 2015, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	14,260	$50.12
Granted	25,890	54.59
Released	(1,932)	50.12
Forfeited / Surrendered	(5,154)	52.65
Outstanding at December 31, 2013	33,064	$53.22
Outstanding at January 1, 2014	33,064	$53.22
Granted	26,995	55.49
Released	(5,894)	52.89
Forfeited / Surrendered	(3,829)	53.13
Outstanding at December 31, 2014	50,336	$54.49
Outstanding at January 1, 2015	50,336	$54.49
Granted	92,433	34.40
Released	(7,066)	53.84
Forfeited / Surrendered	(10,372)	53.27
Outstanding at December 31, 2015	125,331	$40.85

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of stock option activity during the three years ended December 31, 2015, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	721,422	$22.69
Granted	63,672	54.59	19.99
Forfeited / Expired / Surrendered	(23,389)	39.69
Exercised	(92,977)	20.63
Outstanding at December 31, 2013	668,728	$25.34
Exercisable at December 31, 2013	556,747	$20.60
Outstanding at January 1, 2014	668,728	$25.34
Granted	77,391	55.49	20.15
Forfeited / Expired / Surrendered	(33,387)	21.58
Exercised	(87,412)	14.52
Outstanding at December 31, 2014	625,320	$30.87
Exercisable at December 31, 2014	498,719	$24.91
Outstanding at January 1, 2015	625,320	$30.87
Granted	157,961	42.38	12.14
Forfeited / Expired / Surrendered	(37,364)	31.62
Exercised	(53,995)	19.78
Outstanding at December 31, 2015	691,922	$34.33
Exercisable at December 31, 2015	543,905	$31.87

The fair value of the options granted during 2015, 2014 and 2013 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Expected volatility	40.8%	50.1%	50.4%
Dividend yield	4.3%	3.2%	2.8%
Risk-free interest rate	1.7%	2.0%	1.0%
Expected term	6	6	6
Weighted average grant date fair value of stock options	$12.14	$20.15	$19.99

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	—	—
Granted (at targeted return on invested capital and contribution margin growth)	43,091	54.59
Forfeited	(4,854)	54.59
Vested	—	—
Adjustment to estimate of shares to be earned	(25,848)	54.59
Outstanding at December 31, 2013	12,389	$54.59
Outstanding at January 1, 2014	12,389	$54.59
Granted (at targeted return on invested capital and contribution margin growth)	44,698	55.49
Forfeited	—	—
Vested	—	—
Adjustment to estimate of shares to be earned	(12,389)	54.59
Outstanding at December 31, 2014	44,698	$55.49
Outstanding at January 1, 2015	44,698	$55.49
Granted (at targeted return on invested capital and contribution margin growth)	62,225	42.31
Forfeited	—	—
Vested	(37,835)	53.05
Adjustment to estimate of shares to be earned	(36,671)	51.48
Outstanding at December 31, 2015	32,417	$37.58

The total intrinsic value of options exercised and stock grants during 2015, 2014 and 2013 was $4.9 million, $5.2 million and $4.7 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2015 was $3.0 million and $3.0 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Restricted Stock	Stock Options	Performance Based
Amount	$3,339	$1,819	$1,386
Weighted-average years to be recognized	1.3	1.5	1.8
The Board of Directors authorized a stock repurchase program, commencing January 1, 2015, pursuant to which the Registrant was authorized to acquire for cash in open market or private transactions from time to time up to $125 million of its common stock over the ensuing 12 months. The timing of repurchases and the exact number of shares of common stock to be purchased depended upon market conditions and other factors. The repurchase program was funded through existing liquidity, including borrowings from the Senior Credit Facility, and cash from operations. Treasury stock was recognized at the cost to reacquire the shares. During 2015, the Company repurchased 2,318,720 shares of its common stock on the open market at an average price of $53.91 per share or $125.0 million.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Year Ended December 31,
	2015	2014	2013
Net income	26,346	64,461	49,506
Less: earnings attributable to unvested shares	(72)	(137)	(64)
Net income available to common shareholders	$26,274	$64,324	$49,442
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	20,032,300	21,753,270	21,933,843
Dilutive effect of stock equivalents	291,085	368,633	412,137
Diluted number of weighted average common shares outstanding	20,323,385	22,121,903	22,345,980
Earnings per common share:
Earnings per common share—Basic	$1.31	$2.96	$2.25
Earnings per common share—Diluted	$1.29	$2.91	$2.21

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 444,334, 313,794 and 330,420 for the years ended 2015, 2014 and 2013, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Dividends
The following is the dividend activity for 2015, 2014 and 2013:

	2015
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.48	$0.48	$0.48	$0.48	$1.92
Dividends declared – aggregate	10,198	9,863	9,261	9,236	$38,558
Dividends paid – per share	0.48	0.48	0.48	0.48	$1.92
Dividends paid – aggregate	10,198	9,863	9,261	9,236	$38,558

	2014
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.40	$0.40	$0.48	$0.48	$1.76
Dividends declared – aggregate	8,766	8,780	10,477	10,371	$38,394
Dividends paid – per share	0.40	0.40	0.48	0.48	$1.76
Dividends paid – aggregate	8,766	8,780	10,477	10,371	$38,394

	2013
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.35	$0.35	$0.35	$0.40	$1.45
Dividends declared – aggregate	7,641	7,685	7,694	8,817	$31,837
Dividends paid – per share	0.35	0.35	0.35	0.40	$1.45
Dividends paid – aggregate	7,641	7,685	7,694	8,817	$31,837

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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $73. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $155.
The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2016 are as follows:

	Pension	Other Benefits	Total
Prior service cost	$101	$—	$101
Net actuarial loss (gain)	207	(52)	155
Transition obligation	—	22	22

The changes in benefit obligations recognized in other comprehensive loss during 2015 and 2014 are as follows:

	Pension Benefits		Other Benefits		Total
	2015	2014	2015	2014	2015	2014
Change in accumulated other comprehensive income
Amortization of net gain	$(226)	$(99)	$48	$55	$(178)	$(44)
Amortization of prior service cost / transition obligation	(110)	(94)	(24)	(28)	(134)	(122)
Net loss (gain)	72	1,724	(286)	(293)	(214)	1,431
Total change in accumulated other comprehensive income	(264)	1,531	(262)	(266)	(526)	1,265
Deferred taxes	92	(431)	101	54	193	(377)
Net amount recognized	$(172)	$1,100	$(161)	$(212)	$(333)	$888

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

U.S. Plans
Obligations and Funded Status—U.S. Plans At December 31

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Accumulated benefit obligation	$2,670	$2,904	$4,285	$4,308
Change in benefit obligation
Benefit obligation at beginning of year	$2,904	$2,459	$4,308	$3,991
Service cost	—	—	292	289
Interest cost	114	119	163	168
Actuarial (gain) loss	(297)	369	(316)	25
Benefits paid	(51)	(43)	(162)	(165)
Benefit obligation at end of year	$2,670	$2,904	$4,285	$4,308
Change in plan assets
Fair value of plan assets at beginning of year	$2,098	$1,872	$—	$—
Actual return on plan assets	(23)	119	—	—
Employer contributions	100	150	162	165
Benefits paid	(51)	(43)	(162)	(165)
Fair value of plan assets at end of year	$2,124	$2,098	$—	$—
Funded status of the plan	$(546)	$(806)	$(4,285)	$(4,308)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(220)	(241)
Noncurrent liabilities	(546)	(806)	(4,065)	(4,067)
Net amounts recognized	$(546)	$(806)	$(4,285)	$(4,308)
Amounts recognized in accumulated other comprehensive income
Prior service (credit) cost	$—	$—	$—	$—
Net actuarial loss (gain)	418	620	(850)	(582)
Total amount recognized	$418	$620	$(850)	$(582)
Deferred taxes	(159)	(236)	323	221
Net amount recognized	259	384	(527)	(361)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost
Service cost	$—	$—	$—	$292	$289	$337
Interest cost	114	119	105	163	168	149
Expected return on plan assets	(140)	(122)	(111)	—	—	—
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss (gain)	68	—	50	(48)	(69)	—
Net periodic benefit cost	$42	$(3)	$44	$407	$388	$486
Weighted average assumptions for benefit obligation
Discount rate	4.50%	4.00%	5.00%	4.25%	4.00%	4.50%
Expected long-term rate of return on plan assets	6.51%	6.65%	6.30%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.50%	3.00%	3.00%
Weighted average assumptions for net periodic benefit cost
Discount rate	4.00%	5.00%	4.00%	4.00%	4.50%	3.75%
Expected long-term rate of return on plan assets	6.65%	6.30%	6.35%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.00%	3.00%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2016	$87	$220
Fiscal 2017	104	276
Fiscal 2018	121	319
Fiscal 2019	131	348
Fiscal 2020	140	331
Fiscal Years 2021-2025	801	1,506

Innophos expects to contribute approximately $0.1 million to its U.S. defined benefit pension plan in 2015.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2016 fiscal year are $8, $0 and $0, respectively.
The estimated actuarial gain, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2016 fiscal year are $52, $0 and $0, respectively.
Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
The investment policy for the Company’s U.S. defined benefit pension plan is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Investment managers appointed by the Plan are directed to achieve a satisfactory return through a diversified portfolio consistent with acceptable risks and prudent management. In accordance with the investment and risk philosophy of the Committee, a target asset mix of 90% equities and 10% fixed income instruments has been established. Investment weightings and results are tested regularly against appropriate benchmark portfolios.
Innophos, Inc.’s defined benefit pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2015 and 2014 by asset category are as follows:

	Plan Assets at December 31
	2015	2014
Asset Category
Equity securities	90.6%	89.9%
Fixed income securities	9.4	10.1
Total	100.0%	100.0%

The fair values of Innophos, Inc.’s pension plan assets at December 31, 2015 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$1,925	$1,925	$—	$—
Fixed income securities	199	199	—	—
	$2,124	$2,124	$—	$—
Defined Contribution Plan—U.S.
Innophos Inc.’s expense for the defined contribution plan was $3.5 million, $3.0 million and $3.2 million for 2015, 2014 and 2013, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans
Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Accumulated benefit obligation	$12,319	$13,786	$1,299	$1,480
Change in benefit obligation
Benefit obligation at beginning of year	$13,786	$12,256	$1,480	$1,803
Service cost	344	315	46	68
Interest cost	507	570	54	85
Past service cost	—	381	—	—
Actuarial (gain) loss	480	1,783	44	(299)
Benefits paid	(510)	(402)	(81)	(42)
Foreign currency exchange rate changes	(2,288)	(1,117)	(244)	(135)
Benefit obligation at end of year	$12,319	$13,786	$1,299	$1,480
Change in plan assets
Fair value of plan assets at beginning of year	$16,727	$16,683	$—	$—
Actual return on plan assets	331	1,424	—	—
Employer contributions	—	433	81	42
Benefits paid	(510)	(402)	(81)	(42)
Foreign currency exchange rate changes	(2,684)	(1,411)	—	—
Fair value of plan assets at end of year	$13,864	$16,727	$—	$—
Funded status of the plan	$1,545	$2,941	$(1,299)	$(1,480)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$1,545	$2,941	$—	$—
Current liabilities	—	—	(55)	(90)
Noncurrent liabilities	—	—	(1,244)	(1,390)
Net amounts recognized	$1,545	$2,941	$(1,299)	$(1,480)
Amounts recognized in accumulated other comprehensive income
Net transition obligation	$—	$—	$78	$119
Prior service cost	202	361	—	—
Net actuarial loss	3,856	3,759	11	(36)
Total amount recognized	$4,058	$4,120	$89	$83
Deferred taxes	(1,015)	(1,030)	(22)	(21)
Net amount recognized	3,043	3,090	67	62

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost
Service cost	$344	$315	$348	$46	$68	$77
Interest cost	507	570	557	54	85	81
Expected return on plan assets	(773)	(925)	(900)	—	—	—
Amortization of:
Actuarial loss	158	99	316	—	14	36
Prior service cost	110	94	101	—	—	—
Net transition obligation	—	—	—	24	28	29
Net periodic benefit cost	$346	$153	$422	$124	$195	$223
Weighted average assumptions for balance sheet liability at end of year
Discount rate	3.75%	4.00%	4.75%	3.75%	4.00%	4.75%
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Weighted average assumptions for net periodic benefit cost at end of year
Discount rate	4.00%	4.75%	4.25%	4.00%	4.75%	4.25%
Expected long-term rate of return	5.50%	6.00%	6.00%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Accrued health care cost trend rates at end of year
Health care cost trend rate assumed for next year (initial rate)				9%	8%	9%
Rate to which the cost trend rate is assumed to decline (ultimate rate)				5%	5%	5%
Year that the rate reaches the ultimate rate				2033	2033	2027

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2015	2014
Effect of a change in the assumed rate of increase in health benefit costs
Effect of a 1% increase on:
Total of service cost and interest cost	$13	$14
Postretirement benefit obligation	$157	$163
Effect of a 1% decrease on:
Total of service cost and interest cost	$(11)	$(11)
Postretirement benefit obligation	$(128)	$(134)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2016 fiscal year are $199, $101 and $0, respectively.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2016 fiscal year are $0, $0 and $22, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2015 and 2014 by asset category are as follows:

	2015	2014
Asset Category
Equity securities	53.8%	49.3%
Debt securities	46.2	50.7
Total	100.0%	100.0%

The fair values of Innophos Canada, Inc.’s pension plan assets at December 31, 2015 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$7,455	$7,455	$—	$—
Fixed income securities	6,409	—	6,409	—
	$13,864	$7,455	$6,409	$—
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
Cash Flows
Contributions
Innophos Canada, Inc. contributed $0.6 million to its pension plan in 2015.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2016	$401	$55
Fiscal 2017	426	49
Fiscal 2018	473	63
Fiscal 2019	503	60
Fiscal 2020	557	70
Fiscal Years 2021-2025	3,441	491

Innophos does not plan to make contributions to its Canadian pension plan in 2016.
Defined Contribution Plans—Canada
Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2015, 2014 and 2013, respectively.

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

15. Income Taxes:
A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2015		2014		2013
	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$11,574	$3,474	$67,288	$23,275	$61,206	$21,906
Canada/Mexico/Europe/Asia	28,549	10,303	30,068	9,620	15,041	4,835
Total	$40,123	$13,777	$97,356	$32,895	$76,247	$26,741
Current income taxes		$50,414		$30,049		$25,257
Deferred income taxes		(36,637)		2,846		1,484
Total		$13,777		$32,895		$26,741

	Year Ended December 31,
	2015	2014	2013
Income tax expense at the U.S. statutory rate	$14,044	$34,074	$26,688
State income taxes	1,207	3,819	3,087
Domestic manufacturing deduction	(903)	(2,072)	(1,639)
Non-taxable interest income (a)	(3,903)	(2,473)	—
Mexico entities tax de-consolidation adjustment	1,470	379	494
Foreign tax credits carryforward	(1,406)	—	—
Capital loss on note redemption	(1,062)	—	—
Repatriation of foreign earnings	(645)	—	—
Deferred tax true-up	—	—	(1,602)
Uncertain tax positions	306	(745)	1,401
CNA matter related non-taxable reimbursement	—	—	(329)
Foreign tax rate differential	(1,163)	(932)	(1,161)
Change in valuation allowance	3,482	562	555
Other non-deductible permanent items (including translation)	2,350	283	(753)
Provision for income taxes	$13,777	$32,895	$26,741
(a) The Company corrected in the current year-end a 2014 balance that was misclassified as other non-deductible permanent items in the prior year presentation. All related disclosures, including all financial statements, were presented properly in the prior period. The Company deems this misclassification as immaterial.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net deferred tax balances were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2015	2014
Net current deferred tax assets	$—	$12,647
Net noncurrent deferred tax assets	28,842	—
Net current deferred tax liabilities	—	—
Net noncurrent deferred tax liabilities	(2,135)	(24,400)
Net deferred tax assets (liabilities)	$26,707	$(11,753)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Inventories	$6,386	$4,306
Accrued liabilities	17,742	12,097
Prepaid inventory	28,630	—
Tax credits	2,845	—
Tax losses	4,140	5,278
Total deferred tax assets	59,743	21,681
Deferred tax liabilities:
Gain on bond retirement	(809)	(1,072)
Intangibles	(10,670)	(11,400)
Fixed assets	(12,927)	(15,814)
Total deferred tax liabilities	(24,406)	(28,286)
Total valuation allowances	(8,630)	(5,148)
Net deferred tax assets (liabilities)	$26,707	$(11,753)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits at January 1	$2,798	$2,635	$1,100
Additions for tax positions of prior years	470	1,401	1,535
Reductions for tax positions of prior years	(147)	(832)	—
Reductions due to settlements	—	(406)	—
Reductions due to lapse of applicable statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31	3,121	2,798	2,635

Net uncertain tax benefits, that if recognized would impact the effective tax rate, at December 31	$1,311	$1,042	$2,116

The U.S. operations do not have any federal tax loss carry forwards as of December 31, 2015. The Company realized tax benefits of $975 and $1,071 from stock options exercised in 2015 and 2014, respectively.
The Company maintains full valuation allowances of $8.6 million and $5.1 million at December 31, 2015 and 2014, respectively, on its foreign tax credits carryforward, capital loss on note redemptions and foreign net operating loss carryforwards as it is more likely than not that these tax benefits will not be realized. The increase in valuation allowances

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

recognized in 2015 are primarily a result of foreign tax credits recorded in 2015 that will more than likely expire before they can be utilized in the United States, as well as foreign tax attributes recorded in 2015 that will more than likely not be able to be utilized on our foreign tax returns. Certain of these foreign tax attributes, approximately $2.6 million, do not expire. The remaining tax attributes will expire in the years 2016 through 2034.
As of December 31, 2015, taxes have not been provided on approximately $17.0 million of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.
In connection with a review of the Company’s overall cash position and anticipated cash needs, we made a $266.0 million distribution of foreign earnings mainly from the Mexico and Canadian subsidiaries during the fourth quarter of 2015. This distribution resulted in an overall net tax benefit of approximately $0.6 million. The net tax benefit is primarily due to the recognition of United States foreign tax credits which exceeded the taxes due on the distribution of foreign earnings.
The Company's Mexican subsidiaries will be de-consolidating for Mexican income tax reporting purposes effective for the 2016 tax year. As such, the Company has a deferred tax liability of $1.5 million attributable to the de-consolidation which is payable over the next five years.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2007 through 2013. In addition, Innophos Canada, Inc. was assessed approximately $4.0 million at current exchange rates for the tax years 2007, and 2008 by the Canadian tax authorities. After lengthy discussions, the Canadian tax authorities have reassessed these amounts in August 2014 and the Company filed a Notice of Objection with the Canada Revenue Agency Appeals Board in November 2014. The Company believes that its tax position is more likely than not to be sustained. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months as a result of possible settlements of income tax authority examinations. The Company has recorded $0.1 million of interest and penalties in the statement of financial position. Other than the items mentioned above, as of December 31, 2015, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid (net of refunds) were $17.0 million, $30.3 million and $9.4 million for 2015, 2014 and 2013, respectively.

16. Commitments and Contingencies:
Leases
Under agreements expiring through 2020, the Company leases railcars and other equipment under various operating leases. Rental expense for 2015, 2014 and 2013 was $6,858, $6,670 and $6,324, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2016	$5,475
2017	4,624
2018	3,920
2019	3,400
2020	2,464
Thereafter	7,339

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Purchase Commitments and Supplier Concentration
The Company has multiple raw material supply contracts which prices are established annually based on a formula. The minimum annual purchase obligation for several of these raw material supply contracts, at current prices, approximates $92.4 million for 2016.
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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of December 31, 2015.
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
Although we cannot give assurances as to the future course or ultimate outcome of ongoing negotiations, including whether litigation may ultimately ensue, we believe, based on our appreciation of the current state of the proceedings, that deep well injection is likely to be employed as the technologically acceptable approach for Raffinate and that we will not be asked to contribute substantially to the cost of the deep well to be specified by the Government Parties in an anticipated consent decree for settlement of this enforcement matter. PCS has applied to the relevant government agencies for a deep well permit. We have also applied for our own deep well permit for future business reasons. In negotiated settlements leading to consent decrees with the Governmental Parties, it is also common for penalties relating to previous “non-compliance” to be assessed and, in that connection, we have been advised by the Governmental Parties that they expect to seek penalties against both PCS and us in this case. Although we have argued and made submissions to the effect that for purposes of settlement penalties there is no basis for any substantial penalty to be levied against us, nevertheless, we can give no assurance as to that outcome, or if a penalty is initially assessed as to its amount, or whether it will be necessary for us to oppose or seek indemnity for the assessment by further litigation. Based upon our receipt of a draft consent decree from the Government Parties in June 2014 and subsequent discussions with them, we have established an accrual of $0.9 million for settlement of civil penalties. However, further discussions among all parties will be necessary to determine if the matter can be resolved by settlement.
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
In July 2013, Innophos, Inc. was assessed approximately $1.2 million of sales and use taxes by the State of Louisiana and Ascension Parish. This tax assessment covers certain raw materials used in the production of Phosphoric Acid. The Company is contesting both tax assessments. This assessment covers periods 2004 to 2010 for the Parish and 2007 to 2010 for the State. We have concluded that the contingent liability arising from this matter is neither remote nor probable, but reasonably possible.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

17. Changes in Accumulated Other Comprehensive Income (Loss) by Component:

	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2013	$(2,287)	$722	$(1,565)
Other comprehensive income (loss) before reclassifications	(888)	(360)	(1,248)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(888)	(360)	(1,248)
Balance at December 31, 2014	(3,175)	362	(2,813)
Other comprehensive income (loss) before reclassifications	333	(314)	19
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	333	(314)	19
Balance at December 31, 2015	$(2,842)	$48	$(2,794)

18. Financial Instruments and Concentration of Credit Risks:
The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 33%, 29% and 30%, respectively, of net sales for 2015, 2014 and 2013. No customer accounted for more than 10% of our sales in the last three years.

19. Valuation Allowances:
Valuation allowances as of December 31, 2015, 2014 and 2013, and the changes in the valuation allowances for the year ended December 31, 2015, 2014 and 2013 are as follows:

	Balance, January 1, 2015	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2015
Deferred taxes valuation allowances	$5,148	$3,482	$—	$—	$8,630
	Balance, January 1, 2014	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2014
Deferred taxes valuation allowances	$4,586	$562	$—	$—	$5,148
	Balance, January 1, 2013	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2013
Deferred taxes valuation allowances	$4,031	$555	$—	$—	$4,586

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
The Company's reportable segments reflect the core businesses in which Innophos operates and how it is managed. The Company reports its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products (GTSP & Other). Innophos Nutrition, Inc. is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. Specialty Phosphates consists of three products lines: Specialty Ingredients; Food & Technical Grade PPA; and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products.

For the year ended December 31, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$568,332	$164,489	$56,326	$—	$789,147
Intersegment sales	11,236	57,396		(68,632)	—
Total sales	579,568	221,885	56,326	(68,632)	789,147
Operating income (a)	$48,292	$22,910	$(19,679)	—	$51,523
Depreciation and amortization expense	$26,442	$9,558	$2,535	$—	$38,535
Other data
Capital expenditures	$15,957	$15,309	$433	$—	$31,699
Long-lived assets	117,362	80,621	1,511	—	199,494
Total assets	645,897	240,514	1,770	—	888,181
Reconciliation of total assets to reported assets
Total assets	$645,897	$240,514	$1,770	$—	$888,181
Eliminations	(211,171)	(7,457)	—	—	(218,628)
Reported assets (d)	$434,726	$233,057	$1,770	$—	$669,553
For the year ended December 31, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$594,446	$167,423	$77,317	$—	$839,186
Intersegment sales	4,391	54,797	117	(59,305)	—
Total sales	598,837	222,220	77,434	(59,305)	839,186
Operating income	$81,762	$28,887	$(3,854)	—	$106,795
Depreciation and amortization expense	$24,264	$9,416	$1,781	$—	$35,461
Other data
Capital expenditures	$15,432	$12,201	$322	$—	$27,955
Long-lived assets	120,226	77,403	1,359	—	198,988
Total assets	711,480	276,588	2,285	—	990,353
Reconciliation of total assets to reported assets
Total assets	$711,480	$276,588	$2,285	$—	$990,353
Eliminations	(244,499)	(17,443)	—	—	(261,942)
Reported assets (d)	$466,981	$259,145	$2,285	$—	$728,411

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2013	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$607,578	$169,851	$66,700	$—	$844,129
Intersegment sales	2,910	55,359	308	(58,577)	—
Total sales	610,488	225,210	67,008	(58,577)	844,129
Operating income (b) (c)	$76,802	$11,677	$(4,609)	—	$83,870
Depreciation and amortization expense	$26,537	$7,200	$1,724	$—	$35,461
Other data
Capital expenditures	$11,084	$22,237	$94	$—	$33,415
Long-lived assets	123,893	76,698	1,394	—	201,985
Total assets	720,740	291,264	2,670	—	1,014,674
Reconciliation of total assets to reported assets
Total assets	$720,740	$291,264	$2,670	$—	$1,014,674
Eliminations	(255,928)	(13,080)	—	—	(269,008)
Reported assets (d)	$464,812	$278,184	$2,670	$—	$745,666

(a)	The year ended December 31, 2015 includes an $11.8 million charge to earnings for management transition expenses and an $8.6 million charge to earnings for restructuring reserves in GTSP & Other.

(b)	The year ended December 31, 2013 includes a $7.2 million benefit to earnings for the CNA Fresh Water Claims in GTSP & Other.

(c)	The year ended December 31, 2013 includes a $2.3 million charge to earnings for out of period costs in GTSP & Other.

(d)	GTSP & Other reflects only direct assets. All Mexico indirect assets are included in Specialty Phosphates Mexico.

	Year Ended December 31,
Product Revenues	2015	2014	2013
Specialty Ingredients	$516,034	$548,583	$556,223
Food & Technical Grade PPA	149,329	140,712	145,805
STPP & Detergent Grade PPA	67,458	72,574	75,401
GTSP & Other	56,326	77,317	66,700
Total	$789,147	$839,186	$844,129
	Year Ended December 31,
Geographic Revenues	2015	2014	2013
US	$469,263	$496,613	$495,276
Mexico	119,080	119,514	132,737
Canada	33,456	36,719	36,574
Other foreign countries	167,348	186,340	179,542
Total	$789,147	$839,186	$844,129

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

21. Quarterly information (unaudited):

	2015
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Net sales	$201,609	$217,294	$199,612	$170,632	$789,147
Gross profit (a)	40,526	40,995	37,121	24,687	143,329
Net income (b)	11,943	13,603	5,433	(4,633)	26,346
Per share data:
Income per share:
Basic	$0.56	$0.66	$0.28	$(0.24)
Diluted	$0.55	$0.65	$0.28	$(0.24)
	2014
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Net sales	$216,341	$219,542	$208,815	$194,488	$839,186
Gross profit	41,932	52,573	50,963	41,996	187,464
Net income	14,185	20,628	18,320	11,328	64,461
Per share data:
Income per share:
Basic	$0.65	$0.94	$0.84	$0.52
Diluted	$0.64	$0.93	$0.83	$0.52
(a) The three months ended September 30, 2015 includes an $2.8 million charge for restructuring reserves. The three months ended December 31, 2015 includes a $0.5 million charge for management transition expenses.
(b) The three months ended September 30, 2015 includes a $8.6 million charge for restructuring reserves. The three months ended December 31, 2015 includes a $11.8 million charge for management transition expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Principal Executive Officer and Principal Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2015.
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
As of December 31, 2015, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included in “Part II, Item 8. Financial Statements and Supplementary Data”.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during or with respect to the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our executive officers appears in "Part 1, Item 1. Business" appearing elsewhere in this Annual Report on Form 10-K. Additional information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following information is provided for our most recently completed fiscal year for certain plans providing compensation in the form of equity securities.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) **	(c)
Equity compensation plans approved by security holders	817,253	$35.33	1,237,953	*
Equity compensation plans not approved by security holders	—	$—	—
Total	817,253	$35.33	1,237,953
 ______________________

*
Includes in the total 182,575 shares of common stock available for future grant and issuance under our 2006 Long Term Equity Incentive Plan. The remaining shares shown in column (c) are attributable to our 2009 Long Term Incentive Plan.

**	In column (b), the weighted average exercise price is only applicable to stock options.
Additional information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2016 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements. The financial statements filed as part of this Annual Report on Form 10-K are listed on the Index to Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements noted in (a)(1) above.
(a)(3) Exhibits required by Item 601 of Regulation S-K. The information required by this Section (a)(3) of Item 15 is set forth on the Exhibit Index that follows the signatures page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 26th day of February, 2016.

INNOPHOS HOLDINGS, INC.

By:	/S/ KIM ANN MINK
Kim Ann Mink
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ KIM ANN MINK	Chief Executive Officer, President and Director	February 26, 2016
Kim Ann Mink	(Principal Executive Officer)

/S/ MARK FEUERBACH	Senior Vice President and Chief Financial Officer	February 26, 2016
Mark Feuerbach	(Principal Financial Officer)

/S/ CHARLES BRODHEIM	Vice President and Corporate Controller	February 26, 2016
Charles Brodheim	(Principal Accounting Officer)

/S/ GARY CAPPELINE	Director	February 26, 2016
Gary Cappeline

/S/ AMADO CAVAZOS	Director	February 26, 2016
Amado Cavazos

/S/ LINDA MYRICK	Director	February 26, 2016
Linda Myrick

/S/ KAREN OSAR	Director	February 26, 2016
Karen Osar

/S/ JOHN STEITZ	Director	February 26, 2016
John Steitz

/S/ PETER THOMAS	Director	February 26, 2016
Peter Thomas

/S/ JAMES ZALLIE	Director	February 26, 2016
James Zallie

/S/ ROBERT ZATTA	Director	February 26, 2016
Robert Zatta

EXHIBIT INDEX

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of Innophos Holdings, Inc. incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

3.2	Amended and Restated By-Laws of Innophos Holdings, Inc. as of February 5, 2016, incorporated by reference to Exhibit 3.1 of Form 8-K of Innophos Holdings, Inc. filed February 9, 2016
4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006
4.2
Amended and Restated Credit Agreement, dated as of December 21, 2012, among Registrant, certain domestic subsidiaries as borrowers, certain domestic subsidiaries as guarantors, a group of Lenders, Wells Fargo Bank, National Association, as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed December 27, 2012

4.3
First Amendment to Credit Agreement, dated December 18, 2014, among Registrant, certain domestic subsidiaries as borrowers, certain domestic subsidiaries as guarantors, and a group of Lenders, including Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed December 23, 2014

4.4
Second Amendment to Credit Agreement, dated as of August 7, 2015, among Registrant, certain domestic subsidiaries as borrowers, certain domestic subsidiaries as guarantors, and a group of Lenders, including Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed August 7, 2015

10.1
Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. (now Innophos) and Innophos, Inc. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. filed on March 14, 2008

10.2
Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. (now Innophos) and PCS Purified Phosphates, incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.3
Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc. (now Innophos), PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P., incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.4
Purchase and Sale Agreement of Anhydrous Ammonia dated as of February 15, 2008 , by and between Pemex Petroquimica, and Innophos Fosfatados De Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. filed on May 8, 2009

10.5	Assignment, Assumption, and Consent to be effective May 1, 2009, incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K of Innophos Holdings, Inc. filed on February 28, 2011
10.6*	Letter Update, dated February 22, 2011, concerning the Purchase and Sale Agreement of Anhydrous Ammonia
10.7
Sulfur Supply Contract dated as of January 1, 2011 by and Between Pemex Gas Y Petroquimica Basica and Innophos Fosfatados de Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2011

10.8
Partial Assignment of Rights and Obligations Agreement dated November 1, 2012, by and between Administracion Portuaria Integral de Coatzacoalcos, S.A. de C.V. and Innophos Fosfatados de Mexico, S. de R.L. de C.V (in redacted form per confidential treatment order), incorporated by reference to Exhibit 99.1 to Form 8-K of Innophos Holdings, Inc. filed November 9, 2012

10.9+
Form of Executive Employment Agreement by and between Innophos Holdings, Inc. and certain executive officers, incorporated by reference to Exhibit 99.13 of Form 8-K of Innophos Holdings, Inc. filed May 1, 2008

10.10+
Executive Employment Agreement, dated November 10, 2015, between Innophos Holdings, Inc. and Kim Ann Mink, incorporated by reference to Exhibit 10.2 for Form 8-K of Innophos Holdings, Inc. filed on November 16, 2015

10.11+
Transition Agreement, dated November 10, 2015, between Innophos Holdings, Inc. and Randolph Gress, incorporated by reference to Exhibit 10.1 of Form 8-K of Innophos Holdings, Inc. filed on November 16, 2015

10.12+
Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan, incorporated by reference to Exhibit 10.28 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

10.13+
Form of Indemnification Agreement, by and among Innophos Holdings, Inc. and certain Directors and Executive Officers, incorporated by reference to Exhibit 99.2 of Form 8-K of Innophos Holdings, Inc. filed January 31, 2007

10.14+	Form of 2006 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006
10.15+	Form of 2009 Long-Term Incentive Plan (2009 LTIP), incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed June 4, 2009
10.16+	Form of Award Agreement under Long Term Incentive Plans, incorporated by reference to Exhibit 4.5 of Form S-8 of Innophos Holdings, Inc. filed June 15, 2009
10.17+
Form of Innophos, Inc. Retirement Savings Restoration Plan effective as of January 1, 2006, incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K of Innophos Holdings, Inc. filed March 22, 2007

10.18+	Innophos, Inc. 2015 Executive, Management and Sales Incentive Plan effective January 1, 2015, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed May 27, 2015
10.19+
Form of Individual Employment Agreement for executive officers of Innophos Servicios de Mexico, S. de R.L. de C.V., incorporated by reference to Exhibit 10.24 of Amendment No. 1 to Annual Report on Form 10-K filed on May 19, 2008

12.1*	Statement re: Calculation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.