Form 10-Q
period 2016-03-31
Innophos Holdings, Inc.
filed 2016-04-29
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 20, 2016, the registrant had 19,390,602 shares of common stock outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, the demand for our products and services, the markets in which we compete and other information that is not historical information
You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.
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

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,434	$17,905
Accounts receivable, net	91,888	79,743
Inventories	166,610	172,667
Assets held for sale	563	—
Other current assets	30,567	23,514
Total current assets	305,062	293,829
Property, plant and equipment, net	199,360	199,494
Goodwill	84,373	84,373
Intangibles and other assets, net	88,821	90,522
Total assets	$677,616	$668,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,001	$4,002
Accounts payable, trade and other	43,346	36,898
Other current liabilities	46,237	63,204
Total current liabilities	93,584	104,104
Long-term debt	225,834	207,665
Other long-term liabilities	22,175	23,189
Total liabilities	$341,593	$334,958
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,618,073 and 22,586,016; outstanding 19,319,060 and 19,290,025 shares	19	19
Paid-in capital	132,086	132,399
Common stock held in treasury, at cost (3,299,013 and 3,295,991 shares)	(174,685)	(174,685)
Retained earnings	381,897	378,321
Accumulated other comprehensive loss	(3,294)	(2,794)
Total stockholders' equity	336,023	333,260
Total liabilities and stockholders' equity	$677,616	$668,218

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended
	March 31, 2016	March 31, 2015
Net sales	$189,630	$201,609
Cost of goods sold	148,914	161,083
Gross profit	40,716	40,526
Operating expenses:
Selling, general and administrative	18,235	17,991
Research & development expenses	996	1,174
Total operating expenses	19,231	19,165
Operating income	21,485	21,361
Interest expense, net	1,799	1,151
Foreign exchange (gain) loss	(39)	2,315
Income before income taxes	19,725	17,895
Provision for income taxes	6,883	5,952
Net income	$12,842	$11,943
Net income attributable to participating common shareholders	$12,793	$11,929
Per share data (note 2):
Income per participating share:
Basic	$0.67	$0.56
Diluted	$0.66	$0.55
Weighted average participating shares outstanding:
Basic	19,229,501	21,183,808
Diluted	19,430,029	21,501,634

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $219 and $267)	$(358)	$(437)
Change in pension and post-retirement plans, (net of tax $50 and ($101))	(142)	298
Other comprehensive (loss) income, net of tax	$(500)	$(139)
Comprehensive income	$12,342	$11,804

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
Cash flows (used for) provided from operating activities
Net income	$12,842	$11,943
Adjustments to reconcile net income to net cash (used for) provided from operating activities:
Depreciation and amortization	9,282	9,871
Amortization of deferred financing charges	168	143
Deferred income tax provision	—	107
Share-based compensation	9	183
Changes in assets and liabilities:
Increase in accounts receivable	(12,170)	(9,930)
Decrease in inventories	6,072	8,268
Increase in other current assets	(7,119)	(2,719)
Increase (decrease) in accounts payable	6,310	(16,615)
Decrease in other current liabilities	(16,886)	(429)
Changes in other long-term assets and liabilities	(1,582)	1,271
Net cash (used for) provided from operating activities	(3,074)	2,093
Cash flows used for investing activities:
Capital expenditures	(8,024)	(5,911)
Net cash used for investing activities	(8,024)	(5,911)
Cash flows provided from financing activities:
Proceeds from exercise of options	9	189
Long-term debt borrowings	23,000	70,000
Long-term debt repayments	(5,001)	(1,001)
Excess tax (deficiency) benefit from exercise of stock options	(331)	273
Common stock repurchases and restricted stock forfeitures	—	(34,316)
Dividends paid	(9,256)	(10,198)
Net cash provided from financing activities	8,421	24,947
Effect of foreign exchange rate changes on cash and cash equivalents	206	(90)
Net change in cash	(2,471)	21,039
Cash and cash equivalents at beginning of period	17,905	36,207
Cash and cash equivalents at end of period	$15,434	$57,246

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2014	21,480	$21	$390,525	$75,274	$(2,813)	$463,007
Net income			26,346			26,346
Other comprehensive income, (net of tax $(2))					19	19
Proceeds from stock award exercises and issuances	139			246		246
Share-based compensation				6,618		6,618
Excess tax benefits from exercise of stock options				975		975
Common stock repurchases	(2,319)	(2)		(124,998)		(125,000)
Restricted stock forfeitures	(10)			(401)		(401)
Dividends declared			(38,550)			(38,550)
Balance, December 31, 2015	19,290	$19	$378,321	$(42,286)	$(2,794)	$333,260
Net income			12,842			12,842
Other comprehensive loss, (net of tax $269)					(500)	(500)
Proceeds from stock award exercises and issuances	32			9		9
Share-based compensation				9		9
Excess tax benefits from exercise of stock options				(331)		(331)
Restricted stock forfeitures	(3)			—		—
Dividends declared			(9,266)			(9,266)
Balance, March 31, 2016	19,319	$19	$381,897	$(42,599)	$(3,294)	$336,023

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) for interim financial reporting and do not include all disclosures required by US GAAP for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2015 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year-end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2015 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.
Certain prior year balances have been reclassified to conform to current year presentation.
Recently Issued Accounting Standards
Adopted
In June 2014, the Financial Accounting Standard Board (FASB) issued guidance which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for the interim and annual periods beginning on or after December 15, 2015. The adoption of this standard did not have a material impact on our financial position, results of operations and related disclosures.
In January 2015, the FASB issued new accounting rules which remove the concept of extraordinary items from US GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The new rules will be effective for us in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on our financial position, results of operations and related disclosures.
In February 2015, the FASB issued amendments to the criteria for determining which entities are considered variable interest entities (VIEs) and to the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015. The adoption of this standard did not have a material impact on our financial position, results of operations and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. The adoption of the new accounting rules did not have a material impact on our financial position, results of operations and related disclosures, although it did change the financial statement classification of our debt issuance costs.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$12,842	$11,943
Less: earnings attributable to unvested shares	(49)	(14)
Net income available to participating common shareholders	$12,793	$11,929
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,229,501	21,183,808
Dilutive effect of stock equivalents	200,528	317,826
Diluted number of weighted average participating common shares outstanding	19,430,029	21,501,634
Earnings per participating common share:
Earnings per participating common share—Basic	$0.67	$0.56
Earnings per participating common share—Diluted	$0.66	$0.55

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	437,241	343,585

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Dividends
The following is the dividend activity for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended
	March 31
	2016	2015
Dividends declared – per share	$0.48	$0.48
Dividends declared – aggregate	9,256	10,198
Dividends paid – per share	0.48	0.48
Dividends paid – aggregate	9,256	10,198

Innophos Holdings, Inc. is a holding company that does not conduct any business operations of its own. As a result, it is dependent upon cash dividends, distributions and other transfers from its subsidiaries, most directly Innophos, Inc., its primary operating subsidiary, and Innophos Investments Holdings, Inc., a direct, wholly-owned subsidiary of Innophos Holdings, Inc. and the parent of Innophos, Inc., to make dividend payments on its common stock.

4. Stockholders’ Equity / Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	March 31, 2016	March 31, 2015
Stock options	$(226)	$248
Restricted stock	(170)	246
Performance shares	405	(311)
Total share-based compensation expense (a)	$9	$183
(a) The three months ended March 31, 2016 includes a benefit of $524 for a change in estimate due to restructuring activities.

5. Inventories
Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$37,710	$44,391
Finished products	114,300	115,305
Spare parts	14,600	12,971
	$166,610	$172,667

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of March 31, 2016 and December 31, 2015 were $16,863 and $16,946, respectively. The Company increased its net realizable value reserve for GTSP by $1,178 in the three months ended March 31, 2016.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Other Current Assets
Other current assets consist of the following:

	March 31, 2016	December 31, 2015
Creditable taxes (value added taxes)	10,787	$8,235
Vendor inventory deposits (prepaid)	12,440	7,977
Prepaid income taxes	3,133	2,668
Prepaid insurance	1,509	2,070
Other	2,698	2,564
	$30,567	$23,514

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2016	December 31, 2015
Developed technology and application patents, net of accumulated amortization of $25,575 for 2016 and $24,840 for 2015	7-20	$20,700	$21,435
Customer relationships, net of accumulated amortization of $16,501 for 2016 and $15,812 for 2015	5-15	22,311	23,000
Trade names and license agreements, net of accumulated amortization of $9,287 for 2016 and $8,944 for 2015	5-20	8,374	8,717
Non-compete agreements, net of accumulated amortization of $1,151 for 2016 and $1,112 for 2015	3-10	182	221
Total intangibles		$51,567	$53,373
Deferred income taxes		$28,842	$28,842
Other tax assets		6,281	6,014
Other assets		2,131	2,293
Total other assets		$37,254	$37,149
		$88,821	$90,522

8. Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2016	December 31, 2015
Payroll related	$9,566	$9,513
Taxes other than income taxes	3,061	5,779
Benefits and pensions	3,515	5,764
Freight and rebates	3,816	4,606
Income taxes	11,492	23,609
Restructuring	9,863	9,335
Other	4,924	4,598
	$46,237	$63,204

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	March 31, 2016	December 31, 2015
Term loan due 2017	$87,000	$88,000
Revolver borrowings under the credit facility due 2017	144,000	125,000
Deferred financing costs, net of accumulated amortization of $2,961 for 2016 and $2,793 for 2015	$(1,166)	(1,335)
Capital leases	1	2
Total borrowings	$229,835	$211,667
Less current portion	4,001	4,002
Long-term debt	$225,834	$207,665

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Repayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013.
As of March 31, 2016, $87.0 million was outstanding under the term loan and $144.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate (determined using level 2 inputs within the fair value hierarchy) with total availability at $80.1 million, taking into account $0.9 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.7%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Company to maintain the following consolidated ratios (as defined and calculated according to the credit agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.00 to 1.00.
(b) “Fixed Charge Coverage Ratio” greater than or equal to 1.25 to 1.00.

As of March 31, 2016, the Company was in full compliance with all debt covenant requirements.
Simultaneous with the term of the credit facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting monthly, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is a liability of approximately $0.5 million as of March 31, 2016.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the three months ended March 31, 2016 and March 31, 2015 was $1,710 and $1,023, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Three months ended
	March 31, 2016	March 31, 2015
Interest expense	$1,711	$1,026
Deferred financing cost	168	143
Interest income	(14)	(7)
Less: amount capitalized for capital projects	(66)	(11)
Total interest expense, net	$1,799	$1,151

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	March 31, 2016	December 31, 2015
Deferred income taxes	$1,944	$2,135
Pension and post retirement liabilities	9,792	9,612
Restructuring and management transition reserve	2,595	4,054
Uncertain tax positions	2,466	2,416
Environmental liabilities	1,100	1,100
Other liabilities	4,278	3,872
	$22,175	$23,189

11. Income Taxes
The effective income tax rate on income before taxes was approximately 35% for the three months ended March 31, 2016 compared to approximately 33% for the comparable period in 2015. The variance in the effective tax rate is primarily due to a permanent adjustment attributable to an inventory obsolescence reserve in Mexico which increased the effective tax rate by 1% in the current year and increased taxable income in higher tax rate jurisdictions in the current year.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2007 through 2013. In addition, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2007 and 2008 by the Canadian tax authorities. The Company is contesting the full assessment. After lengthy discussions, the Canadian tax authorities have reassessed these amounts in August 2014 and the Company filed a Notice of Objection with the Canada Revenue Agency Appeals Board in November 2014. The Company believes that its tax position is more likely than not to be sustained. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months as a result of possible settlements of income tax authority examinations. Other than the items mentioned above, as of March 31, 2016, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid/(refunded) were $20.0 million and $(0.8) million for the three months ended March 31, 2016 and March 31, 2015, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of March 31, 2016.
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

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$46	$46	$—	$80	$80
Interest cost	29	44	73	29	42	71
Expected return on assets	(36)	—	(36)	(35)	—	(35)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	2	(13)	(11)	16	(6)	10
Net periodic cost	$(5)	$77	$72	$10	$116	$126

Innophos has no minimum contribution requirements and does not plan to make cash contributions for its US defined benefit pension plan in 2016.
Innophos made its entire cash contribution of $3.5 million for the US defined contribution plan during the first quarter of 2016 for the plan year 2015.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$87	$12	$99	$89	$12	$101
Interest cost	118	12	130	131	14	145
Expected return on assets	(185)	—	(185)	(200)	—	(200)
Amortization of
actuarial loss (gain)	50	—	50	41	—	41
prior service cost	25	—	25	28	—	28
net transition obligation	—	6	6	—	6	6
Exchange rate changes	(288)	78	(210)	479	(107)	372
Net periodic cost	$(193)	$108	$(85)	$568	$(75)	$493
Innophos Canada, Inc. does not plan to make cash contributions to its Canadian defined benefit plan in 2016.

14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by Component:

For the three months ended March 31, 2016	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(2,842)	$48	$(2,794)
Other comprehensive income (loss) before reclassifications	(142)	(358)	(500)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	(142)	(358)	(500)
Balance at March 31, 2016	$(2,984)	$(310)	$(3,294)

For the three months ended March 31, 2015	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2014	$(3,175)	$362	$(2,813)
Other comprehensive income (loss) before reclassifications	298	(437)	(139)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	298	(437)	(139)
Balance at March 31, 2015	$(2,877)	$(75)	$(2,952)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Restructuring Costs
During 2015 management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation which was conducted during the third quarter of 2015, we launched an initiative to reduce our cost structure by implementing various staff reduction actions.
In addition, during the fourth quarter of 2015, the Company experienced a management transition of certain high-level positions, most notably the Chief Executive Officer and the Chief Financial Officer.
During the three months ended March 31, 2016, additional amounts recorded within selling, general and administrative expenses in the statements of operations were $336 and cost of goods sold were $145. These amounts were all included in the Specialty Phosphates US & Canada segment.
The following table summarizes the fiscal year 2016 activities related to severance and benefits:

For the three ended March 31, 2016	Restructuring Costs
Balance at December 31, 2015	$13,389
Expense recorded	481
Payments made	(1,412)
Balance at March 31, 2016	$12,458
The Company closed its Paterson, NJ location as of March 31, 2016 and consolidated a large majority of the Paterson operations to its Green Pond, South Carolina location. In addition, as a result of further business restructuring, the Company's Ogden, Utah administration building is classified as held for sale. Management estimates a sale of the building to be completed within the next three months.

16. Segment Reporting
The company discloses certain financial and supplementary information about its reportable segments, revenue by products and revenues by geographic area. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, in order to decide how to allocate resources and assess performance. The primary performance indicators for the chief operating decision maker are sales and EBITDA (defined as net income (loss) before interest, income taxes, depreciation and amortization), with sales presented on a ship-from basis. All references to sales in this Quarterly Report on Form 10-Q, either on a ship-from or ship-to basis, are on the same basis of revenue recognition and are recognized when title and risk of loss passes to the customer, which occurs either upon shipment or delivery, depending upon the agreed sales terms with customers.
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
Prior to 2016, the primary performance indicators for the chief operating decision maker were sales and operating income. As of January 1, 2016, the primary performance indicators for the chief operating decision maker as of 2016 are sales and EBITDA and all prior periods have been recasted to reflect the change from operating income to EBITDA. The Company's chief operating decision maker, its new Chief Executive Officer as of December 14, 2015, decided that EBITDA is the measure for assessing the performance of the Company's segments.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended March 31, 2016	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$136,720	$40,398	$12,512	$—	$189,630
Intersegment sales	2,834	14,522	73	(17,429)	—
Total sales	$139,554	$54,920	$12,585	$(17,429)	$189,630
EBITDA	$17,611	$13,158	$37	$—	$30,806
Depreciation and amortization expense	$6,191	$2,192	$899	$—	$9,282

For the three months ended March 31, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$147,124	$42,220	$12,265	$—	$201,609
Intersegment sales	3,426	13,722	59	(17,207)	—
Total sales	$150,550	$55,942	$12,324	$(17,207)	$201,609
EBITDA	$21,949	$7,973	$(1,005)	$—	$28,917
Depreciation and amortization expense	$6,939	$2,098	$834	$—	$9,871
A reconciliation of net income to EBITDA follows:

	Three months ended
	March 31, 2016	March 31, 2015
Net income	$12,842	$11,943
Provision for income taxes	6,883	5,952
Interest expense, net	1,799	1,151
Depreciation and amortization	9,282	9,871
EBITDA	$30,806	$28,917

17. Subsequent Events
On April 20, 2016 an explosion occurred on the Pemex site adjacent to our plant in Coatzacoalcos, Mexico. The Company's plant was shut down for one day and some damage was incurred to our facility. As a result, the Company is estimating damages to be $0.5 million to $1.5 million. The Company's plant was operational as of April 21, 2016.

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

Recent Trends and Outlook
Specialty Phosphates volumes are expected to decline by 3-5% for full year 2016 compared to 2015, primarily due to reduced sales in lower margin, less differentiated applications in the United States and detergent application reformulation that is expected to affect the Mexico Specialty Phosphates segment. Market demand in 2016 is expected to remain challenging in the United States and Canada home markets due to continued pressures on packaged foods.
Market phosphate rock prices declined approximately 12% in the first quarter 2016 versus the fourth quarter 2015, and sulfur market prices decreased 14% during the same period. Both are expected to ease further in the second quarter given current weak fertilizer market conditions.
Cost improvements from the restructuring program implemented in the third quarter 2015 were in line with expectations, with $2.5 million lower costs realized in the current quarter against the third quarter 2015 baseline. Management continues to review cost actions and productivity initiatives given the challenging market conditions.
EBITDA of $31 million for the first quarter 2016 yielded a margin of 16%, up 190 basis points compared to the prior year quarter. EBITDA results for the second quarter are expected to be broadly in line with first quarter 2016 when considering the following effects:

•	Continued headwinds in sales; seasonality expected to provide sequential improvement.

•	Strength of US Dollar will continue to attract competition from overseas and pressure exports from the US.

•	Some softening of raw material costs.

•	Planned maintenance stoppage cost expected in the $4 million range.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Amount	%	Amount	%
Net sales	$189.6	100.0	$201.6	100.0
Cost of goods sold	148.9	78.5	161.1	79.9
Gross profit	40.7	21.5	40.5	20.1
Operating expenses:
Selling, general and administrative	18.2	9.6	18.0	8.9
Research & development	1.0	0.5	1.1	0.5
Income from operations	21.5	11.3	21.4	10.6
Interest expense, net	1.8	0.9	1.2	0.6
Foreign exchange losses (gains), net	—	—	2.3	1.1
Provision for income taxes	6.9	3.6	6.0	3.0
Net income	$12.8	6.8	$11.9	5.9

Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2016 were $189.6 million, a decrease of $12.0 million, or 5.9%, as compared to $201.6 million for the same period in 2015. Specialty Phosphates sales were down 6.5%, or $12.2 million, with volumes lower by 6.8%, or $12.8 million, and selling prices marginally higher by 0.3%, or $0.6 million. The volume decrease was mostly recognized in the United States and Canada Specialty Phosphates segment due to weak demand that carried into the early part of the quarter and some share loss on less differentiated applications. Some reformulation of STPP in the Mexico Specialty Phosphates segment also contributed to the volume decline. GTSP & Other sales were up 2.0%, or $0.2 million, with volumes higher by 18.6%, or $2.2 million, but prices lower by 16.6%, or $2.0 million.
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
The following table illustrates for the three months ended March 31, 2016 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	1.2%	(8.3)%	(7.1)%
Specialty Phosphates Mexico	(2.9)%	(1.4)%	(4.3)%
Total Specialty Phosphates	0.3%	(6.8)%	(6.5)%
GTSP & Other	(16.6)%	18.6%	2.0%
Total	(0.7)%	(5.2)%	(5.9)%

The following table illustrates for the three months ended March 31, 2016 the percentage changes for net sales by Specialty Phosphates product lines compared with the same period of the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	1.2%	(7.7)%	(6.5)%
Food & Technical Grade PPA	(1.7)%	(2.6)%	(4.3)%
STPP & Detergent Grade PPA	(1.9)%	(8.9)%	(10.8)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2016 was $40.7 million, an increase of $0.2 million, or 0.5%, as compared to $40.5 million for the same period in 2015. Gross profit percentage of net sales increased to 21.5% for the three months ended March 31, 2016 versus 20.1% for the same period in 2015. Gross profit in 2016 was favorably affected by by $1.3 million in exchange rates from our Mexican peso and Canadian dollar based costs, $0.6 million lower depreciation and $0.3 million lower raw material costs. These favorable effects were partially offset by $2.8 million lower sales volume and $1.4 million lower selling prices. Included in 2015 was $2.2 million planned maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the three months ended March 31, 2016 were $19.2 million, an increase of $0.1 million, or 0.5%, as compared to $19.1 million for the same period in 2015. The favorable effects from restructuring actions were essentially offset by increased professional fees for work on the cash repatriation program, the increase in short term incentives set to target level and outside consultants assisting us on our strategic pillars.
Operating Income
Operating income for the three months ended March 31, 2016 was $21.5 million, an increase of $0.1 million, or 0.5%, as compared to $21.4 million for the same period in 2015. Operating income as a percentage of net sales increased to 11.3% versus 10.6% for the same period in 2015, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2016 was $1.8 million, an increase of $0.6 million, or 50.0%, as compared to $1.2 million for the same period in 2015. The increase was mainly due to higher average debt levels, largely driven by our share repurchase program in 2015.
Foreign Exchange
Foreign exchange for the three months ended March 31, 2016 was approximately zero as compared to a loss of $2.3 million for the same period in 2015. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US Dollar strengthened throughout the prior year period versus the Mexican Peso and the Canadian Dollar, the re-measurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 35% for the three months ended March 31, 2016 compared to 33% for the same period in 2015. The variance in the effective tax rate is primarily due to a permanent adjustment attributable to an inventory obsolescence reserve in Mexico, which increased the effective tax rate by 1% in the current year, and increased taxable income in higher tax rate jurisdictions in the current year.

Net Income
Net income for the three months ended March 31, 2016 was $12.8 million, an increase of $0.9 million, as compared to $11.9 million for the same period in 2015, due to the factors described above.
Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of three product lines: Specialty Ingredients; Food & Technical Grade PPA; and STPP & Detergent Grade PPA. Innophos Nutrition is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and EBITDA. The following table sets forth the results of these indicators by segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$136,720	$147,124	(7.1)%
Specialty Phosphates Mexico	40,398	42,220	(4.3)%
Total Specialty Phosphates	177,118	189,344	(6.5)%
GTSP & Other	12,512	12,265	2.0%
Total	$189,630	$201,609	(5.9)%

Segment EBITDA
Specialty Phosphates US & Canada	$17,611	$21,949
Specialty Phosphates Mexico	13,158	7,973
Total Specialty Phosphates	30,769	29,922
GTSP & Other	37	(1,005)
Total	$30,806	$28,917

Segment EBITDA % of net sales
Specialty Phosphates US & Canada	12.9%	14.9%
Specialty Phosphates Mexico	32.6%	18.9%
Total Specialty Phosphates	17.4%	15.8%
GTSP & Other	0.3%	(8.2)%
Total	16.2%	14.3%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$6,191	$6,939
Specialty Phosphates Mexico	2,192	2,098
Total Specialty Phosphates	$8,383	$9,037
GTSP & Other	899	834
Total	$9,282	$9,871

A reconciliation of net income to EBITDA follows:

	Three months ended
	March 31, 2016	March 31, 2015
Net income	$12,842	$11,943
Provision for income taxes	6,883	5,952
Interest expense, net	1,799	1,151
Depreciation and amortization	9,282	9,871
EBITDA	$30,806	$28,917
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 7.1% for the three months ended March 31, 2016 compared with the same period in 2015. Average selling prices increased by 1.2%, primarily due to improved customer mix, while volumes decreased 8.3% due to weak demand that carried into the early part of the first quarter of 2016 and some share loss on less differentiated applications.
Specialty Phosphates Mexico net sales decreased 4.3% for the three months ended March 31, 2016 compared with the same period in 2015. Selling prices decreased 2.9% reflecting lower prices that began in the second quarter of 2015. Volumes decreased 1.4%, primarily due to reformulation in STPP & Detergent Grade PPA.
GTSP & Other net sales increased 2.0% for the three months ended March 31, 2016 compared with the same period in 2015. Volumes increased 18.6% while selling prices decreased 16.6%.
Segment EBITDA Percentage of Net Sales:
The 200 basis point decrease in Specialty Phosphates US & Canada EBITDA margins for the three months ended March 31, 2016 compared with the same period in 2015 is due to higher raw material costs, mainly PPA and MGA, which decreased margins by 380 basis points, lower sales volumes which decreased margins by 60 basis points, and higher operating expenses which decreased margins by 30 basis points. This decrease was partially offset by favorable exchange rate and translation effects which increased margins by 120 basis points, higher selling prices which increased margins by 110 basis points, and lower manufacturing expenses which increased margins by 40 basis points.
The 1,370 basis point increase in Specialty Phosphates Mexico EBITDA margins for the three months ended March 31, 2016 compared with the same period in 2015 is due to lower raw material costs which increased margins by 770 basis points, favorable exchange rate and translation effects which increased margins by 410 basis points, lower turnaround costs which increased margins by 380 basis points, increased sales volume/mix which increased margins by 50 basis points, and lower operating expenses which increased margins by 20 basis points. This increase was partially offset by lower selling prices which decreased margins by 250 basis points and higher manufacturing which decreased margins by 10 basis points.
The 850 basis point increase in GTSP & Other EBITDA margins for the three months ended March 31, 2016 compared with the same period in 2015 is due to lower raw material cost which increased margins by 2,200 basis points, lower turnaround costs which increased margins by 490 basis points, increased sales volume/mix which increased margins by 410 basis points, favorable exchange rate and translation effects which increased margins by 350 basis points, lower operating expenses which increased margins by 100 basis points and a favorable restructuring adjustment recorded in the period which increased margins by 40 basis points. This increase was partially offset by lower selling prices which decreased margins by 2,150 basis points and higher manufacturing expenses which decreased margins by 590 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Three months ended
	March 31, 2016	March 31, 2015
Operating Activities	$(3.1)	$2.1
Investing Activities	(8.0)	(5.9)
Financing Activities	8.4	24.9
Effect of foreign exchange rate changes	0.2	(0.1)

Three months ended March 31, 2016 compared to three months ended March 31, 2015
Net cash from operating activities was a use of $3.1 million for the three months ended March 31, 2016 as compared to source of $2.1 million for 2015, a decrease of $5.2 million. The decrease in operating activities cash resulted from unfavorable changes of $2.8 million in other long term assets and liabilities, $2.4 million in working capital, and $0.9 million in non-cash adjustments to income partially offset by a favorable change of $0.9 million in net income, as described earlier.
The unfavorable change in working capital was derived from it being a use of cash of $23.8 million in 2016 compared to a use in 2015 of $21.4 million, a decrease in cash of $2.4 million. The unfavorable change in working capital was due to unfavorable changes in other current liabilities of $16.4 million, largely due to U.S. income tax payments of $18.6 million which is not expected to be recurring, other current assets of $4.4 million, largely due to increased VAT receivables and prepaid expenses, accounts receivable of $2.3 million, and inventory of $2.2 million mostly offset by a favorable change in accounts payable of $22.9 million due to larger than usual vendor payables at the 2014 year end which were paid during the first quarter of 2015. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $1.3 million, $0.3 million, $0.9 million, $0.9 million and $0.8 million as of March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015 respectively, was consistent with the last four quarters' average.
Net cash used for investing activities was $8.0 million for the three months ended March 31, 2016, compared to $5.9 million for 2015, an increase in spending of $2.1 million.
Approximately 75% of the year-to-date March 2016 capital spending was for maintenance and the remaining 25% was for strategic growth initiatives. The majority of the strategic growth investments were focused on improving the production efficiency and packaging at our Nashville, Tennessee facility. Our expectation for 2016 capital expenditures is approximately $40 million due to additional requirements to support strategic manufacturing initiatives and restructuring, along with continuous improvement in our plants.
Net cash from financing activities for the three months ended March 31, 2016 was a source of $8.4 million, compared to a source of $24.9 million in 2015, an decrease in cash of $16.5 million. This decrease in cash was largely due to $47.0 million decreased loan borrowings and $4.0 million increased loan repayments, partially offset by $34.3 million decreased stock repurchases. The loan borrowings in 2015 were largely used to fund the share repurchases.
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
Given the 2015 margin compression that the Company experienced, management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation which was concluded during the third quarter of 2015, we launched an initiative to reduce our cost structure by implementing various staff reduction actions. During the first quarter of 2016, the Company spent $1.4 million related to these activities, and anticipates to spend $9.9 million within the next twelve months.
On March 31, 2016, the Company had cash and cash equivalents outside the United States of $11.0 million, or 71% of the Company's balance. Furthermore, the foreign cash amounts are not restricted by law to be used in other countries. In the event we plan to repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States income taxes to repatriate these funds.

The Company’s available financial resources allow for the continuation of dividend payments, pursuit of acquisition projects and further geographic expansion initiatives. We further believe that on-hand cash combined with cash generated from operations, including our Mexican and Canadian operations, and availability under our revolving line of credit, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures, dividend payments and working capital requirements for at least the next twelve months. We expect to fund all of these obligations through our existing cash and our future operating cash flows. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.

Critical Accounting Estimates and Policies
Goodwill
Our reporting units for goodwill purposes are Specialty Phosphates United States, Specialty Phosphates Canada, Specialty Phosphates Mexico, Innophos Nutrition and GTSP & Other. As of March 31, 2016, the fair values of our reporting units were substantially greater than their carrying values.
However, if GTSP market softness continues as we have experienced during the first quarter of 2016, and if GTSP pricing does not return to historical levels, this reporting unit may incur a goodwill impairment charge in the future. The GTSP & Other reporting unit has an allocated goodwill value of $3.3 million. In addition, if we were to decrease the long-term growth rate by 1% or increase the discount rate used in the calculation by 2%, assuming all other variables constant, there would be a goodwill impairment for the GTSP & Other reporting unit.
Other than the above, there have been no material changes from the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
At March 31, 2016, we had $87 million principal amount of variable-rate debt remaining on a term loan and a $225.0 million revolving credit facility, of which $144.0 million was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $80.1 million, taking into account $0.9 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is a liability of approximately $0.5 million (determined using level 2 inputs within the fair value hierarchy) as of March 31, 2016.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $131.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.3 million per year.
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
Our principal source of exchange rate exposure in our foreign operations consists of expenses, such as labor expenses, which are denominated in the foreign currency of the country in which we operate. A decline in the value of the US Dollar relative to the local currency would generally cause our operational expenses (particularly labor costs) to increase (conversely, a decline in the value of the foreign currency relative to the US Dollar would cause these expenses to decrease). We believe that normal exchange rate fluctuations consistent with recent historical trends would have a modest impact on our expenses, and would not materially affect our financial condition or results of operations. Nearly all of our sales are denominated in US Dollars and our exchange rate exposure in terms of sales revenues is minimal. However, the strength or weakness of the USD versus other currencies can affect our competitiveness in the US and export markets.
Inflation and changing prices
Our costs and expenses will be subject to inflation and price fluctuations. Significant price fluctuations in raw materials, freight and energy costs, if not compensated for by cost savings from production efficiencies or price increases passed on to customers, could have a material effect on our financial condition and results of operations.

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
As of March 31, 2016, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Part I, Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated April 29, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated April 29, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated April 29, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated April 29, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	April 29, 2016

INNOPHOS HOLDINGS, INC.

/s/ Han Kieftenbeld
By:	Han Kieftenbeld
Its:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 29, 2016

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated April 29, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated April 29, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated April 29, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated April 29, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.