Form 10-Q
period 2016-06-30
Innophos Holdings, Inc.
filed 2016-08-02
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2016, the registrant had 19,430,290 shares of common stock outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$39,212	$17,905
Accounts receivable, net	85,037	79,743
Inventories	156,137	172,667
Assets held for sale	490	—
Other current assets	17,502	23,514
Total current assets	298,378	293,829
Property, plant and equipment, net	202,283	199,494
Goodwill	84,373	84,373
Intangibles and other assets, net	87,183	90,522
Total assets	$672,217	$668,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,002
Accounts payable, trade and other	39,129	36,898
Other current liabilities	44,014	63,204
Total current liabilities	87,143	104,104
Long-term debt	225,002	207,665
Other long-term liabilities	20,252	23,189
Total liabilities	$332,397	$334,958
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,739,073 and 22,586,016; outstanding 19,430,044 and 19,290,025 shares	19	19
Paid-in capital	133,450	132,399
Common stock held in treasury, at cost (3,309,029 and 3,295,991 shares)	(175,004)	(174,685)
Retained earnings	384,677	378,321
Accumulated other comprehensive loss	(3,322)	(2,794)
Total stockholders' equity	339,820	333,260
Total liabilities and stockholders' equity	$672,217	$668,218

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net sales	$181,888	$217,294	$371,518	$418,903
Cost of goods sold	145,738	176,299	294,652	337,382
Gross profit	36,150	40,995	76,866	81,521
Operating expenses:
Selling, general and administrative	15,732	18,667	33,967	36,658
Research & development expenses	1,021	1,063	2,017	2,237
Total operating expenses	16,753	19,730	35,984	38,895
Operating income	19,397	21,265	40,882	42,626
Interest expense, net	1,913	1,403	3,712	2,554
Foreign exchange loss	355	117	316	2,432
Income before income taxes	17,129	19,745	36,854	37,640
Provision for income taxes	5,025	6,142	11,908	12,094
Net income	$12,104	$13,603	$24,946	$25,546
Net income attributable to participating common shareholders	$12,015	$13,571	$24,808	$25,500
Per share data (note 2):
Income per participating share:
Basic	$0.62	$0.66	$1.29	$1.23
Diluted	$0.61	$0.65	$1.27	$1.21
Weighted average participating shares outstanding:
Basic	19,241,074	20,435,846	19,235,360	20,807,777
Diluted	19,613,807	20,722,940	19,521,960	21,109,803

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax of $50, ($22), $269 and $245)	$(80)	$36	$(438)	$(401)
Change in pension and post-retirement plans, (net of tax of ($16),($7), $34 and ($108))	52	14	(90)	312
Other comprehensive (loss) income, net of tax	$(28)	$50	$(528)	$(89)
Comprehensive income	$12,076	$13,653	$24,418	$25,457

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30, 2016	June 30, 2015
Cash flows provided from operating activities
Net income	$24,946	$25,546
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	18,564	20,633
Amortization of deferred financing charges	337	285
Deferred income tax provision	363	135
Share-based compensation	1,301	1,585
Changes in assets and liabilities:
Increase in accounts receivable	(5,302)	(10,876)
Decrease in inventories	16,480	9,573
Decrease in other current assets	5,947	13,969
Increase (decrease) in accounts payable	2,328	(4,144)
Decrease in other current liabilities	(18,327)	(1,589)
Changes in other long-term assets and liabilities	(4,598)	135
Net cash provided from operating activities	42,039	55,252
Cash flows used for investing activities:
Capital expenditures	(18,538)	(14,146)
Net cash used for investing activities	(18,538)	(14,146)
Cash flows (used for) provided from financing activities:
Proceeds from exercise of stock options	9	190
Long-term debt borrowings	36,000	110,000
Long-term debt repayments	(19,002)	(2,002)
Excess tax (deficiency) benefit from exercise of stock options	(331)	764
Common stock repurchases and restricted stock forfeitures	(318)	(86,248)
Dividends paid	(18,564)	(20,061)
Net cash (used for) provided from financing activities	(2,206)	2,643
Effect of foreign exchange rate changes on cash and cash equivalents	12	38
Net change in cash	21,307	43,787
Cash and cash equivalents at beginning of period	17,905	36,207
Cash and cash equivalents at end of period	$39,212	$79,994

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2014	21,480	$21	$390,525	$75,274	$(2,813)	$463,007
Net income			26,346			26,346
Other comprehensive income, (net of tax $(2))					19	19
Proceeds from stock award exercises and issuances	139			246		246
Share-based compensation				6,618		6,618
Excess tax benefits from exercise of stock options				975		975
Common stock repurchases	(2,319)	(2)		(124,998)		(125,000)
Restricted stock forfeitures	(10)			(401)		(401)
Dividends declared			(38,550)			(38,550)
Balance, December 31, 2015	19,290	$19	$378,321	$(42,286)	$(2,794)	$333,260
Net income			24,946			24,946
Other comprehensive loss, (net of tax $303)					(528)	(528)
Proceeds from stock award exercises and issuances	153			(831)		(831)
Share-based compensation				2,212		2,212
Excess tax deficiency from exercise of stock options				(331)		(331)
Restricted stock forfeitures	(13)			(318)		(318)
Dividends declared			(18,590)			(18,590)
Balance, June 30, 2016	19,430	$19	$384,677	$(41,554)	$(3,322)	$339,820

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
In September 2015, the FASB issued guidance which eliminates the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.  Measurement period adjustments are calculated as if they were known at the acquisition date, but are recognized in the reporting period in which they are determined.  Additional disclosures are required about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior-period information had been revised. The guidance is effective for annual periods beginning after December 15, 2015 and is to be applied prospectively to adjustments of provisional amounts that occur after the effective date.  Early application is permitted. We do not anticipate the new accounting rules will have a material impact on our financial position, results of operations and related disclosures.
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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$12,104	$13,603	$24,946	$25,546
Less: earnings attributable to unvested shares	(89)	(32)	(138)	(46)
Net income available to participating common shareholders	$12,015	$13,571	$24,808	$25,500
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,241,074	20,435,846	19,235,360	20,807,777
Dilutive effect of stock equivalents	372,733	287,094	286,600	302,026
Diluted number of weighted average participating common shares outstanding	19,613,807	20,722,940	19,521,960	21,109,803
Earnings per participating common share:
Earnings per participating common share—Basic	$0.62	$0.66	$1.29	$1.23
Earnings per participating common share—Diluted	$0.61	$0.65	$1.27	$1.21

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	482,803	391,069	568,936	376,137

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Dividends
The following is the dividend activity for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Dividends declared – per share	$0.48	$0.48	$0.96	$0.96
Dividends declared – aggregate	9,308	9,863	18,564	20,061
Dividends paid – per share	0.48	0.48	0.96	0.96
Dividends paid – aggregate	9,308	9,863	18,564	20,061

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

4. Stockholders’ Equity / Stock-Based Compensation

Restricted Stock
In April 2016 there were a total of 88,590 restricted shares granted to certain employees with a fair value of $2.8 million. These awards are classified as equity awards and vest annually over a weighted average of 2.9 years. The related compensation expense is based on the date of grant share price of $31.44. The compensation expense is amortized on a straight-line basis over the requisite vesting period and accelerated for those employees that are retirement eligible during the vesting period.
Stock Options
In April 2016 the Company granted 400,216 non-qualified stock options at an exercise price of $31.18 per share to certain employees with a fair value of $1.8 million. The non-qualified stock options vest annually over three years with a April 1, 2026 expiration date.
The fair value of the options granted in 2016 were determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows for the April 1, 2016 and April 13, 2016 grants, respectively:

Non-qualified stock options
Expected volatility	33.8%
Dividend yield	6.6%
Risk-free interest rate	1.42%
Expected term (years)	6.6
Weighted average grant date fair value of stock options	4.62

For the 2016 grants the expected volatility and the expected term are based on the Company's historical data. The dividend yield is the expected annual dividend payments divided by the average stock price since announcement of the latest dividend change up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Stock Grants
In May 2016 the seven non-employee members of the Board of Directors were granted a combined total of 16,457 shares of the Company's common stock with an aggregated fair value of approximately $0.6 million which immediately vested as part of their director fees.
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock options	$311	$454	$85	$702
Restricted stock	510	392	340	638
Performance shares	(124)	46	281	(265)
Stock grants	595	510	595	510
Total share-based compensation expense (a)	$1,292	$1,402	$1,301	$1,585
(a) The six months ended June 30, 2016 includes a benefit of $524 for a change in estimate due to restructuring activities.

5. Inventories
Inventories consist of the following:

	June 30, 2016	December 31, 2015
Raw materials	$37,938	$44,391
Finished products	105,357	115,305
Spare parts	12,842	12,971
	$156,137	$172,667

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of June 30, 2016 and December 31, 2015 were $13,763 and $16,946, respectively. The Company increased its net realizable value reserve for GTSP by $1,133 in the six months ended June 30, 2016.

6. Other Current Assets
Other current assets consist of the following:

	June 30, 2016	December 31, 2015
Creditable taxes (value added taxes)	$5,370	$8,235
Vendor inventory deposits (prepaid)	5,948	7,977
Prepaid income taxes	2,839	2,668
Prepaid insurance	581	2,070
Other	2,764	2,564
	$17,502	$23,514

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2016	December 31, 2015
Developed technology and application patents, net of accumulated amortization of $26,310 for 2016 and $24,840 for 2015	7-20	$19,965	$21,435
Customer relationships, net of accumulated amortization of $17,190 for 2016 and $15,812 for 2015	5-15	21,622	23,000
Trade names and license agreements, net of accumulated amortization of $9,629 for 2016 and $8,944 for 2015	5-20	8,032	8,717
Non-compete agreements, net of accumulated amortization of $1,191 for 2016 and $1,112 for 2015	3-10	142	221
Total intangibles		$49,761	$53,373
Deferred income taxes		$29,119	$28,842
Other tax assets		6,287	6,014
Other assets		2,016	2,293
Total other assets		$37,422	$37,149
		$87,183	$90,522

8. Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2016	December 31, 2015
Payroll related	$9,594	$9,513
Taxes other than income taxes	3,434	5,779
Benefits and pensions	3,982	5,764
Freight and rebates	3,106	4,606
Income taxes	10,356	23,609
Restructuring and management transition reserve	7,082	9,335
Other	6,460	4,598
	$44,014	$63,204

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	June 30, 2016	December 31, 2015
Term loan due 2017	$86,000	$88,000
Revolver borrowings under the credit facility due 2017	144,000	125,000
Deferred financing costs, net of accumulated amortization of $3,130 for 2016 and $2,793 for 2015	(998)	(1,335)
Capital leases	—	2
Total borrowings	$229,002	$211,667
Less current portion	4,000	4,002
Long-term debt	$225,002	$207,665

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Repayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013.
As of June 30, 2016, $86.0 million was outstanding under the term loan and $144.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate (determined using level 2 inputs within the fair value hierarchy) with total availability at $80.1 million, taking into account $0.9 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.7%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Company to maintain the following consolidated ratios (as defined and calculated according to the credit agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.00 to 1.00.
(b) “Fixed Charge Coverage Ratio” greater than or equal to 1.25 to 1.00.

As of June 30, 2016, the Company was in full compliance with all debt covenant requirements.
Simultaneous with the term of the credit facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting monthly, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap of approximately $0.6 million is recorded in other long-term liabilities as of June 30, 2016. Based on $130.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.3 million per year.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the six months ended June 30, 2016 and June 30, 2015 was $3,498 and $2,326, respectively.

Interest expense, net consists of the following:

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$1,790	$1,306	$3,501	2,332
Deferred financing cost	169	142	337	285
Interest income	(10)	(30)	(24)	(37)
Less: amount capitalized for capital projects	(36)	(15)	(102)	(26)
Total interest expense, net	$1,913	$1,403	$3,712	$2,554

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	June 30, 2016	December 31, 2015
Deferred income taxes	$1,444	$2,135
Pension and post retirement liabilities	9,601	9,612
Restructuring and management transition reserve	1,873	4,054
Uncertain tax positions	2,467	2,416
Environmental liabilities	1,100	1,100
Other liabilities	3,767	3,872
	$20,252	$23,189

11. Income Taxes
The effective income tax rate on income before taxes was approximately 32% for the six months ended June 30, 2016 compared to approximately 32% for the comparable period in 2015. The variance in the effective tax rate is primarily due to a permanent adjustment attributable to an inventory obsolescence reserve in Mexico which increased the effective tax rate by 2% in the current year, which was offset by foreign tax benefits, mainly in Mexico related to de-consolidation of our Mexican subsidiaries for income tax reporting purposes, which decreased the effective tax rate by 2%.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2007 through 2013. In addition, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2007 and 2008 by the Canadian tax authorities. The Company is contesting the full assessment. After lengthy discussions, the Canadian tax authorities have reassessed these amounts in August 2014 and the Company filed a Notice of Objection with the Canada Revenue Agency Appeals Board in November 2014. The Company believes that its tax position is more likely than not to be sustained. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months as a result of possible settlements of income tax authority examinations. Other than the items mentioned above, as of June 30, 2016, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $26.4 million and $3.2 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

12. Commitments and Contingencies
Environmental
The Company's operations are subject to extensive and changing federal, state, local and international environmental laws, rules and regulations. The Company's manufacturing sites have an extended history of industrial use, and soil and groundwater contamination have or may have occurred in the past and might occur or be discovered in the future.
Environmental efforts are difficult to assess for numerous reasons, including the discovery of new remedial sites, discovery of new information and scarcity of reliable information pertaining to certain sites, improvements in technology, changes in environmental laws, rules and regulations, numerous possible remedial techniques and solutions, difficulty in assessing the involvement of and the financial capability of other potentially responsible parties and the extended time periods over which remediation occurs. Other than the items listed below, the Company is not aware of material environmental liabilities which are probable and estimable. As the Company's environmental contingencies are more clearly determined, it is reasonably possible that amounts may need to be accrued. However, management does not believe, based on current information, that environmental remediation requirements will have a material impact on the Company's results of operations, financial position or cash flows.
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of June 30, 2016.
Purchase Commitments and Supplier Concentration
The Company’s business depends on its ability to source raw materials used in its products. Most of the Company’s raw materials are supplied to it by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. The Company’s raw materials are purchased under supply contracts that vary from long term multi-year supply arrangements to annual agreements. The Company also relies on spot suppliers. In any given year, one or more of these contracts may come up for renewal. As such, on June 23, 2016, the Company received written notice from PCS Purified Phosphates, or PCSPP, an affiliate of Potash Corporation of Saskatchewan, or PCS, that PCSPP does not wish to extend the term of the Amended and Restated Purified Wet Phosphoric Acid Supply Agreement, dated March 23, 2000, beyond July 29, 2018, the end of the current renewal term. The Company currently purchases purified phosphoric acid supply from PCSPP under the agreement and it will continue to qualify and develop additional sources for future supply needs after July 29, 2018.
Litigation
2008 RCRA Civil Enforcement - Geismar, Louisiana plant
Following several inspections by the Environmental Protection Agency, or EPA, at our Geismar, Louisiana purified phosphoric acid, or PPA, plant and related submissions we made to support claimed exemptions from the federal Resource, Conservation and Recovery Act, or RCRA, in March 2008, EPA referred our case to the Department of Justice, or DOJ, for civil enforcement. Although no citations were ever issued or formal proceedings instituted, the agencies claim we violate RCRA by failing to manage appropriately two materials that DOJ/EPA alleges are hazardous wastes. Those materials are: (i) Filter Material from an enclosed intermediate filtration step to further process green phosphoric acid we receive as raw material via pipeline from the adjacent site operated by an affiliate of PCS; and (ii) Raffinate, a co-product we return to PCS under a long-term contract we have with PCS.
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
Although we cannot give assurances as to the future course or ultimate outcome of ongoing negotiations, including whether litigation may ultimately ensue, we believe, based on our appreciation of the current state of the proceedings, that deep well injection is likely to be employed as the technologically acceptable approach for Raffinate. PCS has applied to the relevant government agencies for a deep well permit. We have also applied for our own deep well permit for future business reasons. In negotiated settlements leading to consent decrees with the Governmental Parties, it is also common for penalties relating to previous “non-compliance” to be assessed and, in that connection, we have been advised by the Governmental Parties that they expect to seek penalties against both PCS and us in this case. Although we have argued and made submissions to the effect that for purposes of settlement penalties there is no basis for any substantial penalty to be levied against us, nevertheless, we can give no assurance as to that outcome, or if a penalty is initially assessed as to its amount, or whether it will be necessary for us to oppose or seek indemnity for the assessment by further litigation. Based upon our receipt of a draft consent decree from the Government Parties in June 2014 and previous discussions with them, we established an estimated liability of $0.9 million for settlement civil penalties. Based on recent discussions with the Government Parties, the liability for settlement of these civil penalties could be in a range of $0.9 million to $1.4 million, but the Company maintains its original assessment of $0.9 million based on these discussions. However, further discussions among all parties will be necessary to determine the civil penalties liability and if the matter can be resolved by settlement.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$46	$46	$—	$79	$79
Interest cost	30	45	75	28	42	70
Expected return on assets	(36)	—	(36)	(34)	—	(34)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	2	(13)	(11)	16	(5)	11
net transition obligation
Net periodic cost	$(4)	$78	$74	$10	$116	$126

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$92	$—	$—	$159	$159
Interest cost	59	89	—	57	84	141
Expected return on assets	(72)	—	—	(69)	—	(69)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	4	(26)	—	32	(11)	21
net transition obligation	$—	$—				$—
Net periodic cost	$(9)	$155	$—	$20	$232	$252

Innophos has no minimum contribution requirements and does not plan to make cash contributions for its US defined benefit pension plan in 2016.
Innophos made its entire cash contribution of $3.5 million for the US defined contribution plan during the first quarter of 2016 for the plan year 2015.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$93	$12	$105	$89	$12	$101
Interest cost	125	14	139	131	14	145
Expected return on assets	(197)	—	(197)	(200)	—	(200)
Amortization of
actuarial loss (gain)	53	—	53	41	—	41
prior service cost	28	—	28	29	—	29
net transition obligation	—	5	5	—	6	6
Exchange rate changes	(12)	(1)	(13)	(128)	29	(99)
Net periodic cost	$90	$30	$120	$(38)	$61	$23

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$180	$24	$204	$178	$24	$202
Interest cost	243	26	269	262	28	290
Expected return on assets	(382)	—	(382)	(400)	—	(400)
Amortization of
actuarial loss (gain)	103	—	103	82	—	82
prior service cost	53	—	53	57	—	57
net transition obligation	—	11	11	—	12	12
Exchange rate changes	(300)	77	(223)	351	(78)	273
Net periodic cost	$(103)	$138	$35	$530	$(14)	$516
Innophos Canada, Inc. does not plan to make cash contributions to its Canadian defined benefit plan in 2016.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by Component:

For the three months ended June 30, 2016	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2016	$(2,984)	$(310)	$(3,294)
Other comprehensive income (loss) before reclassifications	52	(80)	(28)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	52	(80)	(28)
Balance at June 30, 2016	$(2,932)	$(390)	$(3,322)

For the three months ended June 30, 2015	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2015	$(2,877)	$(75)	$(2,952)
Other comprehensive income (loss) before reclassifications	14	36	50
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	14	36	50
Balance at June 30, 2015	$(2,863)	$(39)	$(2,902)

For the six months ended June 30, 2016	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(2,842)	$48	$(2,794)
Other comprehensive income (loss) before reclassifications	(90)	(438)	(528)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(90)	(438)	(528)
Balance at June 30, 2016	$(2,932)	$(390)	$(3,322)

For the six months ended June 30, 2015	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2014	$(3,175)	$362	$(2,813)
Other comprehensive income (loss) before reclassifications	312	(401)	(89)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	312	(401)	(89)
Balance at June 30, 2015	$(2,863)	$(39)	$(2,902)

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
During the three and six months ended June 30, 2016, additional amounts recorded within selling, general and administrative expenses in the statements of operations in connection with this restructuring were $0 and $336, respectively, and cost of goods sold were $0 and $145, respectively. These amounts were all included in the Specialty Phosphates US & Canada segment.
The following table summarizes the fiscal year 2016 activities related to severance and benefits:

For the three months ended June 30, 2016	Restructuring Costs
Balance at March 31, 2016	$12,458
Expense recorded	—
Accelerated share-based compensation expense (a)	(911)
Payments made	(2,592)
Balance at June 30, 2016	$8,955

For the six months ended June 30, 2016	Restructuring Costs
Balance at December 31, 2015	$13,389
Expense recorded	481
Accelerated share-based compensation expense (a)	(911)
Payments made	(4,004)
Balance at June 30, 2016	$8,955
(a) Accelerated stock-based compensation expense due to management transition.
The Company closed its Paterson, NJ location as of March 31, 2016 and consolidated a large majority of the Paterson operations to its Green Pond, South Carolina location. In addition, as a result of further business restructuring, the Company's Ogden, Utah administration building is classified as held for sale. Management estimates a sale of the building to be completed in July 2016.

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

For the three months ended June 30, 2016	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$130,553	$40,465	$10,870		$181,888
Intersegment sales	4,345	11,459	59	(15,863)	—
Total sales	$134,898	$51,924	$10,929	$(15,863)	$181,888
EBITDA	$21,426	$9,259	$(2,361)	$—	$28,324
Depreciation and amortization expense	$6,493	$1,832	$957	$—	$9,282

For the three months ended June 30, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$148,376	$43,886	$25,032	$—	$217,294
Intersegment sales	2,535	14,495	86	(17,116)	—
Total sales	$150,911	$58,381	$25,118	$(17,116)	$217,294
EBITDA	$20,486	$9,175	$2,249	$—	$31,910
Depreciation and amortization expense	$6,786	$3,196	$780	$—	$10,762

For the six months ended June 30, 2016	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$267,273	$80,862	$23,383	$—	$371,518
Intersegment sales	7,179	25,981	132	(33,292)	—
Total sales	274,452	106,843	23,515	(33,292)	371,518
EBITDA	$39,037	$22,417	$(2,324)	$—	$59,130
Depreciation and amortization expense	12,684	4,024	1,856	—	18,564

For the six months ended June 30, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$295,500	$86,106	$37,297	$—	$418,903
Intersegment sales	5,961	28,217	145	(34,323)	—
Total sales	301,461	114,323	37,442	(34,323)	418,903
EBITDA	$42,435	$17,147	$1,245	$—	$60,827
Depreciation and amortization expense	13,725	5,294	1,614	—	20,633

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A reconciliation of net income to EBITDA follows:

	Three months ended
	June 30, 2016	June 30, 2015
Net income	$12,104	$13,603
Provision for income taxes	5,025	6,142
Interest expense, net	1,913	1,403
Depreciation and amortization	9,282	10,762
EBITDA	$28,324	$31,910

	Six months ended
	June 30, 2016	June 30, 2015
Net income	$24,946	$25,546
Provision for income taxes	11,908	12,094
Interest expense, net	3,712	2,554
Depreciation and amortization	18,564	20,633
EBITDA	$59,130	$60,827

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Trends and Outlook

Specialty Phosphates volumes are expected to decline by 6-8% for full year 2016 compared to 2015, primarily due to reduced sales in lower margin, less differentiated applications and weak end market demand due to continued pressures on packaged foods.
Market phosphate rock prices were flat sequentially for the second quarter 2016, while sulfur market prices decreased during the same period. Both are expected to ease further in the third quarter given current weak fertilizer market conditions.
Cost improvements from the restructuring program implemented in the third quarter 2015 were in line with expectations, with $2.9 million lower costs realized in the current quarter against the third quarter 2015 baseline. Additional year-on-year cost savings were delivered due to detailed cost management. Management continues to review cost actions and productivity initiatives given the challenging market conditions.
EBITDA (defined as net income (loss) before interest, income taxes, depreciation and amortization) results for the third quarter are expected to be broadly in line with first and second quarter 2016 when considering the following effects:

•	Continued headwinds in sales.

•	Strength of US Dollar will continue to attract competition from overseas and pressure exports from the US.

•	Some softening of raw material costs and operational excellence cost savings.

•	Planned maintenance stoppage costs forecast to decline sequentially by $1 million.

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
	Amount	%	Amount	%
Net sales	$181.9	100.0	$217.3	100.0
Cost of goods sold	145.7	80.1	176.3	81.1
Gross profit	36.2	19.9	41.0	18.9
Operating expenses:
Selling, general and administrative	15.8	8.7	18.7	8.6
Research & development	1.0	0.5	1.0	0.5
Income from operations	19.4	10.7	21.3	9.8
Interest expense, net	1.9	1.0	1.4	0.6
Foreign exchange losses, net	0.4	0.2	0.2	0.1
Provision for income taxes	5.0	2.7	6.1	2.8
Net income	$12.1	6.7	$13.6	6.3

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
	Amount	%	Amount	%
Net sales	$371.5	100.0	$418.9	100.0
Cost of goods sold	294.6	79.3	337.4	80.5
Gross profit	76.9	20.7	81.5	19.5
Operating expenses:
Selling, general and administrative	33.9	9.1	36.6	8.7
Research & development	2.1	0.6	2.3	0.5
Income from operations	40.9	11.0	42.6	10.2
Interest expense, net	3.7	1.0	2.6	0.6
Foreign exchange losses, net	0.3	0.1	2.4	0.6
Provision for income taxes	12.0	3.2	12.1	2.9
Net income	$24.9	6.7	$25.5	6.1

Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2016 were $181.9 million, a decrease of $35.4 million, or 16.3%, as compared to $217.3 million for the same period in 2015. Specialty Phosphates sales were down 11.0%, or $21.2 million, with volumes lower by 8.4%, or $16.3 million, and selling prices lower by 2.6%, or $4.9 million, due to pruning of lower margin, less differentiated applications, and reduced demand across product lines in core markets served. The volume decrease was mostly recognized in the United States and Canada Specialty Phosphates segment. GTSP & Other sales were down 56.6%, or $14.2 million, with volumes lower by 39.2%, or $9.8 million, and prices lower by 17.4%, or $4.4 million, as weak demand resulted in the lowest market price levels seen in six years.
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

The following table illustrates for the three months ended June 30, 2016 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(2.1)%	(9.9)%	(12.0)%
Specialty Phosphates Mexico	(4.3)%	(3.5)%	(7.8)%
Total Specialty Phosphates	(2.6)%	(8.4)%	(11.0)%
GTSP & Other	(17.4)%	(39.2)%	(56.6)%
Total	(4.3)%	(12.0)%	(16.3)%
The following table illustrates for the three months ended June 30, 2016 the percentage changes for net sales by Specialty Phosphates product lines compared with the same period of the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(2.2)%	(7.9)%	(10.1)%
Food & Technical Grade PPA	(4.0)%	(14.7)%	(18.7)%
STPP & Detergent Grade PPA	(2.5)%	2.9%	0.4%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2016 was $36.2 million, a decrease of $4.8 million, or 11.7%, as compared to $41.0 million for the same period in 2015. Gross profit percentage of net sales increased to 19.9% for the three months ended June 30, 2016 versus 18.9% for the same period in 2015. Gross profit in 2016 was unfavorably affected by $9.3 million lower selling prices, $2.4 million planned maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility, and $0.9 million lower sales volume. These unfavorable effects were partially offset by $4.2 million lower manufacturing costs due to savings from the 2015 restructuring program and focus on cost controls, $1.5 million lower depreciation, $1.4 million favorable exchange rates from our Mexican peso and Canadian dollar based costs, and $0.7 million lower raw material costs, mainly sulfur.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the three months ended June 30, 2016 were $16.8 million, a decrease of $2.9 million, or 14.7%, as compared to $19.7 million for the same period in 2015. The decrease is primarily due to savings from the 2015 restructuring program and lower selling, general and administrative discretionary spending.
Operating Income
Operating income for the three months ended June 30, 2016 was $19.4 million, a decrease of $1.9 million, or 8.9%, as compared to $21.3 million for the same period in 2015. Operating income as a percentage of net sales increased to 10.7% versus 9.8% for the same period in 2015, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2016 was $1.9 million, an increase of $0.5 million, or 35.7%, as compared to $1.4 million for the same period in 2015. The increase was mainly due to higher average interest rates.
Foreign Exchange
Foreign exchange for the three months ended June 30, 2016 was a loss of $0.4 million as compared to a loss of $0.2 million for the same period in 2015. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US Dollar strengthened throughout the prior year period versus the Mexican Peso and the Canadian Dollar, the re-measurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 29% for the three months ended June 30, 2016 compared to 31% for the same period in 2015. The variance in the effective tax rate is primarily due to foreign tax benefits, mainly in Mexico related to de-consolidation of our Mexican subsidiaries for income tax reporting purposes which decreased the effective tax rate by 4% in the current period, which was offset by a permanent adjustment attributable to an inventory obsolescence reserve in Mexico, which increased the effective tax rate by 2% in the current period.
Net Income
Net income for the three months ended June 30, 2016 was $12.1 million, a decrease of $1.5 million, as compared to $13.6 million for the same period in 2015, due to the factors described above.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2016 were $371.5 million, a decrease of $47.4 million, or 11.3%, as compared to $418.9 million for the same period in 2015. Specialty Phosphates sales were down 8.8%, or $33.5 million, with volumes lower by 7.6%, or $29.1 million, and selling prices lower by 1.2%, or $4.4 million. The volume decrease was mostly recognized in the United States and Canada Specialty Phosphates segment due to pruning of lower margin, less differentiated applications, and reduced demand across product lines in core markets served. GTSP & Other sales were down 37.3%, or $13.9 million, with volumes lower by 20.2%, or $7.5 million, and prices lower by 17.1%, or $6.4 million due to weak fertilizer market conditions.
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
The following table illustrates for the six months ended June 30, 2016, the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(0.4)%	(9.2)%	(9.6)%
Specialty Phosphates Mexico	(3.6)%	(2.5)%	(6.1)%
Total Specialty Phosphates	(1.2)%	(7.6)%	(8.8)%
GTSP & Other	(17.1)%	(20.2)%	(37.3)%
Total	(2.6)%	(8.7)%	(11.3)%

The following table illustrates for the six months ended June 30, 2016 the percentage changes for net sales by Specialty Phosphates product lines compared with the same period of the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(0.5)%	(7.8)%	(8.3)%
Food & Technical Grade PPA	(2.9)%	(8.9)%	(11.8)%
STPP & Detergent Grade PPA	(2.2)%	(3.3)%	(5.5)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2016 was $76.9 million, a decrease of $4.6 million, or 5.6%, as compared to $81.5 million for the same period in 2015. Gross profit percentage of net sales increased to 20.7% for the six months ended June 30, 2016 versus 19.5% for the same period in 2015. Gross profit in 2016 was unfavorably affected by $10.8 million lower selling prices and $5.1 million lower sales volume. These unfavorable effects were partially offset by $5.5 million lower manufacturing costs, due to savings from the 2015 restructuring program and focus on cost controls, $2.2 million lower depreciation, $2.7 million favorable from exchange rates from our Mexican peso and Canadian dollar based costs, and $1.0 million lower raw material costs, mainly sulfur.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the six months ended June 30, 2016 were $36.0 million, a decrease of $2.9 million, or 7.5%, as compared to $38.9 million for the same period in 2015. The decrease is primarily due to savings from the 2015 restructuring program and lower selling, general and administrative discretionary spending.
Operating Income
Operating income for the six months ended June 30, 2016 was $40.9 million, a decrease of $1.7 million, or 4.0%, as compared to $42.6 million for the same period in 2015. Operating income as a percentage of net sales increased to 11.0% versus 10.2% for the same period in 2015, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2016 was $3.7 million, an increase of $1.1 million, or 42.3%, as compared to $2.6 million for the same period in 2015. The increase was mainly due to higher average loan balances and interest rates.
Foreign Exchange
Foreign exchange for the six months ended June 30, 2016 was a loss of $0.3 million as compared to a loss of $2.4 million for the same period in 2015. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US Dollar strengthened throughout the prior year period versus the Mexican Peso and the Canadian Dollar, the re-measurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 32% for the six months ended June 30, 2016 compared to 32% for the same period in 2015. The variance in the effective tax rate is primarily due to a permanent adjustment attributable to an inventory obsolescence reserve in Mexico which increased the effective tax rate by 2% in the current year, which was offset by foreign tax benefits, mainly in Mexico related to de-consolidation of our Mexican subsidiaries for income tax reporting purposes which decreased the effective tax rate by 2%.
Net Income
Net income for the six months ended June 30, 2016 was $24.9 million, a decrease of $0.6 million, as compared to $25.5 million for the same period in 2015, due to the factors described above.

Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of three product lines: Specialty Ingredients; Food & Technical Grade PPA; and STPP & Detergent Grade PPA. Innophos Nutrition, Inc. is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and EBITDA. The following table sets forth the results of these indicators by segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$130,553	$148,376	(12.0)%
Specialty Phosphates Mexico	40,465	43,886	(7.8)%
Total Specialty Phosphates	171,018	192,262	(11.0)%
GTSP & Other	10,870	25,032	(56.6)%
Total	$181,888	$217,294	(16.3)%

Segment EBITDA
Specialty Phosphates US & Canada	$21,426	$20,486
Specialty Phosphates Mexico	9,259	9,175
Total Specialty Phosphates	30,685	29,661
GTSP & Other	(2,361)	2,249
Total	$28,324	$31,910

Segment EBITDA % of net sales
Specialty Phosphates US & Canada	16.4%	13.8%
Specialty Phosphates Mexico	22.9%	20.9%
Total Specialty Phosphates	17.9%	15.4%
GTSP & Other	(21.7)%	9.0%
Total	15.6%	14.7%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$6,493	$6,786
Specialty Phosphates Mexico	1,832	3,196
Total Specialty Phosphates	$8,325	$9,982
GTSP & Other	957	780
Total	$9,282	$10,762

	Six Months Ended
	June 30, 2016	June 30, 2015	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$267,273	$295,500	(9.6)%
Specialty Phosphates Mexico	80,862	86,106	(6.1)%
Total Specialty Phosphates	348,135	381,606	(8.8)%
GTSP & Other	23,383	37,297	(37.3)%
Total	$371,518	$418,903	(11.3)%

Segment EBITDA
Specialty Phosphates US & Canada	$39,037	$42,435
Specialty Phosphates Mexico	22,417	17,147
Total Specialty Phosphates	61,454	59,582
GTSP & Other	(2,324)	1,245
Total	$59,130	$60,827

Segment EBITDA % of net sales
Specialty Phosphates US & Canada	14.6%	14.4%
Specialty Phosphates Mexico	27.7%	19.9%
Total Specialty Phosphates	17.7%	15.6%
GTSP & Other	(9.9)%	3.3%
Total	15.9%	14.5%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$12,684	$13,725
Specialty Phosphates Mexico	4,024	5,294
Total Specialty Phosphates	$16,708	$19,019
GTSP & Other	1,856	1,614
Total	$18,564	$20,633

A reconciliation of net income to EBITDA follows:

	Three months ended
	June 30, 2016	June 30, 2015
Net income	$12,104	$13,603
Provision for income taxes	5,025	6,142
Interest expense, net	1,913	1,403
Depreciation and amortization	9,282	10,762
EBITDA	$28,324	$31,910

	Six months ended
	June 30, 2016	June 30, 2015
Net income	$24,946	$25,546
Provision for income taxes	11,908	12,094
Interest expense, net	3,712	2,554
Depreciation and amortization	18,564	20,633
EBITDA	$59,130	$60,827
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 12.0% for the three months ended June 30, 2016 compared with the same period in 2015. Average selling prices decreased by 2.1% and volumes decreased 9.9% due to pruning of lower margin, less differentiated applications, and reduced demand across product lines in core markets served.
Specialty Phosphates Mexico net sales decreased 7.8% for the three months ended June 30, 2016 compared with the same period in 2015 due to lower Food & Technical Grade PPA sales to detergent manufacturers and distributors. Average selling prices decreased 4.3% and volumes decreased 3.5%.
GTSP & Other net sales decreased 56.6% for the three months ended June 30, 2016 compared with the same period in 2015. Volumes decreased 39.2% and average selling prices decreased 17.4% as weak demand resulted in the lowest market price levels seen in six years.
Segment EBITDA Percentage of Net Sales:
The 260 basis point increase in Specialty Phosphates US & Canada EBITDA margins for the three months ended June 30, 2016 compared with the same period in 2015 is due to lower manufacturing expenses which increased margins by 330 basis points and lower operating expenses which increased margins by 160 basis points. This increase was partially offset by lower selling prices which decreased margins by 180 basis points and lower sales volumes which decreased margins by 50 basis points.
The 200 basis point increase in Specialty Phosphates Mexico EBITDA margins for the three months ended June 30, 2016 compared with the same period in 2015 is due to favorable exchange rate and translation effects which increased margins by 290 basis points, increased sales volume/mix which increased margins by 210 basis points, lower manufacturing expenses which increased margins by 210 basis points, lower raw material costs, mainly sulfur, which increased margins by 150 basis points, and lower operating expenses which increased margins by 50 basis points. This increase was partially offset by higher turnaround costs which decreased margins by 360 basis points and lower selling prices which decreased margins by 350 basis points.
The 3,070 basis point decrease in GTSP & Other EBITDA margins for the three months ended June 30, 2016 compared with the same period in 2015 is due to lower selling prices which decreased margins by 1,920 basis points, higher manufacturing expenses which decreased margins by 630 basis points, higher turnaround costs which decreased margins by 320 basis points, decreased sales volume/mix which decreased margins by 310 basis points, and higher raw material cost which decreased margins by 110 basis points. This decrease was partially offset by lower operating expenses which increased margins by 110 basis point and a net favorable exchange rate and translation effects which increased margins by 110 basis points.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 9.6% for the six months ended June 30, 2016 compared with the same period in 2015. Average selling prices decreased by 0.4% and volumes decreased 9.2% due to pruning of lower margin, less differentiated applications, and reduced demand across product lines in core markets served.
Specialty Phosphates Mexico net sales decreased 6.1% across all product lines for the six months ended June 30, 2016 compared with the same period in 2015. Average selling prices decreased 3.6% and volumes decreased 2.5%.
GTSP & Other net sales decreased 37.3% for the six months ended June 30, 2016 compared with the same period in 2015. Volumes decreased 20.2% and average selling prices decreased 17.1% due to weak fertilizer market conditions.
Segment EBITDA Percentage of Net Sales:
The 20 basis point increase in Specialty Phosphates US & Canada EBITDA margins for the six months ended June 30, 2016 compared with the same period in 2015 is due to lower manufacturing expenses which increased margins by 190 basis points, lower operating expenses which increased margins by 60 basis points, and favorable exchange rate and translation effects which increased margins by 60 basis points. This increase was partially offset by higher raw material costs, mainly PPA and MGA, which decreased margins by 180 basis points, lower sales volumes which decreased margins by 70 basis points, and lower selling prices which decreased margins by 40 basis points.
The 780 basis point increase in Specialty Phosphates Mexico EBITDA margins for the six months ended June 30, 2016 compared with the same period in 2015 is due to lower raw material costs which increased margins by 460 basis points, favorable exchange rate and translation effects which increased margins by 350 basis points, increased sales volume/mix which increased margins by 140 basis points, lower manufacturing expenses which increased margins by 80 basis points, lower operating expenses which increased margins by 30 basis points, and lower turnaround costs which increased margins by 20 basis points. This increase was partially offset by lower selling prices which decreased margins by 300 basis points.
The 1,320 basis point decrease in GTSP & Other EBITDA margins for the six months ended June 30, 2016 compared with the same period in 2015 is due to lower selling prices which decreased margins by 1,980 basis points, higher manufacturing expenses which decreased margins by 180 basis points and higher turnaround costs which decreased margins by 70 basis points. This decrease was partially offset by lower raw material cost which increased margins by 650 basis points, net favorable exchange rate and translation effects which increased margins by 190 basis points and lower operating expenses which increased margins by 70 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Three months ended
	June 30, 2016	June 30, 2015
Operating Activities	$42.0	$55.3
Investing Activities	(18.5)	(14.1)
Financing Activities	(2.2)	2.6
Effect of foreign exchange rate changes	—	—

Six months ended June 30, 2016 compared to six months ended June 30, 2015
Net cash from operating activities was a source of $42.0 million for the six months ended June 30, 2016 as compared to source of $55.3 million for 2015, a decrease of $13.3 million. The decrease in operating activities cash resulted from unfavorable changes of $5.8 million in working capital, $4.8 million in other long term assets and liabilities, $2.1 million in non-cash adjustments to income, and $0.6 million in net income, as described earlier.
The unfavorable change in working capital was derived from it being a source of cash of $1.1 million in 2016 compared to a source in 2015 of $6.9 million, a decrease in cash of $5.8 million. The unfavorable change in working capital was due to unfavorable changes in other current liabilities of $16.7 million, largely due to U.S. income tax payments of $18.6 million for immediate recognition of revenue for income tax purposes which is not expected to recur, and other current assets of $8.0 million, largely due to increased VAT receivables and prepaid expenses. These unfavorable changes in working capital were partially offset by favorable changes in inventory of $6.9 million, due to adjusting inventory levels in connection with lower customer demand, accounts payable of $6.4 million, due to larger than usual vendor payables at June 30, 2016 which were paid in July 2016, and $5.6 million in accounts receivable due to lower sales level. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $1.8 million, $1.3 million, $0.3 million, $0.9 million, and $0.9 million as of June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015 respectively, was consistent with the last four quarters' average.
Net cash used for investing activities was $18.5 million for the six months ended June 30, 2016, compared to $14.1 million for 2015, an increase in capital spending of $4.4 million.
Approximately 65% of the year-to-date June 2016 capital spending was for maintenance and the remaining 35% was for strategic growth initiatives. The majority of the strategic growth investments were focused on improving the production efficiency and packaging at our Nashville, Tennessee facility. Our expectation for 2016 capital expenditures is approximately $40 million due to requirements to support strategic manufacturing initiatives and restructuring, along with continuous improvement in our plants.
Net cash from financing activities for the six months ended June 30, 2016 was a use of $2.2 million, compared to a source of $2.6 million in 2015, a decrease in cash of $4.8 million. This decrease in cash was largely due to $74.0 million decreased loan borrowings and $17.0 million increased loan repayments, partially offset by $85.9 million decreased stock repurchases. The loan borrowings in 2015 were largely used to fund the share repurchases.
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
Given the 2015 margin compression that the Company experienced, management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation which was concluded during the third quarter of 2015, we launched an initiative to reduce our cost structure by implementing various staff reduction actions. During the six months ended June 30, 2016, the Company spent $4.0 million related to these activities, and anticipates to spend $7.1 million within the next twelve months.
On June 30, 2016, the Company had cash and cash equivalents outside the United States of $25.8 million, or 66% of the Company's balance. Furthermore, the foreign cash amounts are not restricted by law to be used in other countries. In the event we plan to repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States income taxes to repatriate these funds.
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

Critical Accounting Estimates and Policies
Goodwill
The GTSP and Other reporting unit fair value currently exceeds the carrying value of the assets.
However, if GTSP market softness continues as we have experienced during the six months ended June 30, 2016, and if GTSP pricing does not return to historical levels, this reporting unit may incur a goodwill impairment charge in the future. The GTSP & Other reporting unit has an allocated goodwill value of $3.3 million. In addition, if we were to decrease the long-term growth rate by 1% or increase the discount rate used in the calculation by 1%, assuming all other variables constant, there would be a goodwill impairment for the GTSP & Other reporting unit.
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
At June 30, 2016, we had $86 million principal amount of variable-rate debt remaining on a term loan and a $225.0 million revolving credit facility, of which $144.0 million of variable-rate debt was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $80.1 million, taking into account $0.9 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap of approximately $0.6 million (determined using level 2 inputs within the fair value hierarchy) is recorded in other long-term liabilities as of June 30, 2016.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $130.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.3 million per year.
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
As of June 30, 2016, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Part I, Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 2, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated August 2, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated August 2, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated August 2, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	August 2, 2016

INNOPHOS HOLDINGS, INC.

/s/ Han Kieftenbeld
By:	Han Kieftenbeld
Its:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 2, 2016

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 2, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated August 2, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated August 2, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated August 2, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.