Form 10-Q
period 2016-09-30
Innophos Holdings, Inc.
filed 2016-10-31
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2016, the registrant had 19,428,958 shares of common stock outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$32,796	$17,905
Accounts receivable, net	79,845	79,743
Inventories	139,481	172,667
Other current assets	21,248	23,514
Total current assets	273,370	293,829
Property, plant and equipment, net	202,861	199,494
Goodwill	84,373	84,373
Intangibles and other assets, net	84,209	90,522
Total assets	$644,813	$668,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,000	$4,002
Accounts payable, trade and other	34,524	36,898
Other current liabilities	46,339	63,204
Total current liabilities	84,863	104,104
Long-term debt	195,170	207,665
Other long-term liabilities	19,411	23,189
Total liabilities	$299,444	$334,958
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,741,645 and 22,586,016; outstanding 19,429,164 and 19,290,025 shares	19	19
Paid-in capital	134,462	132,399
Common stock held in treasury, at cost (3,312,481 and 3,295,991 shares)	(175,016)	(174,685)
Retained earnings	388,944	378,321
Accumulated other comprehensive loss	(3,040)	(2,794)
Total stockholders' equity	345,369	333,260
Total liabilities and stockholders' equity	$644,813	$668,218

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net sales	$186,037	$199,612	$557,555	$618,515
Cost of goods sold	145,497	162,491	440,149	499,873
Gross profit	40,540	37,121	117,406	118,642
Operating expenses:
Selling, general and administrative	17,749	23,368	51,716	60,026
Research & development expenses	896	1,193	2,913	3,430
Total operating expenses	18,645	24,561	54,629	63,456
Operating income	21,895	12,560	62,777	55,186
Interest expense, net	1,915	1,869	5,627	4,423
Foreign exchange loss	110	2,629	426	5,061
Income before income taxes	19,870	8,062	56,724	45,702
Provision for income taxes	6,227	2,629	18,135	14,723
Net income	$13,643	$5,433	$38,589	$30,979
Net income attributable to participating common shareholders	$13,548	$5,416	$38,356	$30,916
Per share data (note 2):
Income per participating share:
Basic	$0.70	$0.28	$1.99	$1.52
Diluted	$0.69	$0.28	$1.96	$1.50
Weighted average participating shares outstanding:
Basic	19,294,070	19,390,246	19,255,143	20,330,118
Diluted	19,670,159	19,662,591	19,572,003	20,633,609

Other comprehensive income (loss), net of tax:
Change in interest rate swaps, (net of tax of $(126), $189, $143 and $434)	$204	$(308)	$(234)	$(709)
Change in pension and post-retirement plans, (net of tax of ($24),($96), $10 and ($204))	78	283	(12)	595
Other comprehensive income (loss), net of tax	$282	$(25)	$(246)	$(114)
Comprehensive income	$13,925	$5,408	$38,343	$30,865

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30, 2016	September 30, 2015
Cash flows provided from operating activities
Net income	$38,589	$30,979
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	28,607	29,681
Amortization of deferred financing charges	505	445
Deferred income tax provision	363	169
Share-based compensation	2,329	2,243
Changes in assets and liabilities:
Increase in accounts receivable	(107)	(10,091)
Decrease in inventories	33,092	15,057
Decrease in other current assets	2,102	11,241
Decrease in accounts payable	(2,545)	(10,609)
(Decrease) increase in other current liabilities	(16,145)	5,342
Changes in other long-term assets and liabilities	(4,986)	1,480
Net cash provided from operating activities	81,804	75,937
Cash flows used for investing activities:
Capital expenditures	(25,675)	(21,770)
Net cash used for investing activities	(25,675)	(21,770)
Cash flows used for financing activities:
Proceeds from exercise of stock options	9	190
Long-term debt borrowings	36,000	156,000
Long-term debt repayments	(49,002)	(6,002)
Deferred financing costs	—	(277)
Excess tax (deficiency) benefit from exercise of stock options	(346)	771
Common stock repurchases and restricted stock forfeitures	(331)	(125,402)
Dividends paid	(27,891)	(29,322)
Net cash used for financing activities	(41,561)	(4,042)
Effect of foreign exchange rate changes on cash and cash equivalents	323	(285)
Net change in cash	14,891	49,840
Cash and cash equivalents at beginning of period	17,905	36,207
Cash and cash equivalents at end of period	$32,796	$86,047

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2014	21,480	$21	$390,525	$75,274	$(2,813)	$463,007
Net income			26,346			26,346
Other comprehensive income, (net of tax $(2))					19	19
Proceeds from stock award exercises and issuances	139			246		246
Share-based compensation				6,618		6,618
Excess tax benefits from exercise of stock options				975		975
Common stock repurchases	(2,319)	(2)		(124,998)		(125,000)
Restricted stock forfeitures	(10)			(401)		(401)
Dividends declared			(38,550)			(38,550)
Balance, December 31, 2015	19,290	$19	$378,321	$(42,286)	$(2,794)	$333,260
Net income			38,589			38,589
Other comprehensive loss, (net of tax $153)					(246)	(246)
Proceeds from stock award exercises and issuances	156			(831)		(831)
Share-based compensation				3,240		3,240
Excess tax deficiency from exercise of stock options				(346)		(346)
Restricted stock forfeitures	(17)			(331)		(331)
Dividends declared			(27,966)			(27,966)
Balance, September 30, 2016	19,429	$19	$388,944	$(40,554)	$(3,040)	$345,369

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
In March 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows. ASU 2016-15 clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$13,643	$5,433	$38,589	$30,979
Less: earnings attributable to unvested shares	(95)	(17)	(233)	(63)
Net income available to participating common shareholders	$13,548	$5,416	$38,356	$30,916
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,294,070	19,390,246	19,255,143	20,330,118
Dilutive effect of stock equivalents	376,089	272,345	316,860	303,491
Diluted number of weighted average participating common shares outstanding	19,670,159	19,662,591	19,572,003	20,633,609
Earnings per participating common share:
Earnings per participating common share—Basic	$0.70	$0.28	$1.99	$1.52
Earnings per participating common share—Diluted	$0.69	$0.28	$1.96	$1.50

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	461,193	404,602	520,422	373,456

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Dividends
The following is the dividend activity for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Dividends declared – per share	$0.48	$0.48	$1.44	$1.44
Dividends declared – aggregate	9,327	9,261	27,891	29,322
Dividends paid – per share	0.48	0.48	1.44	1.44
Dividends paid – aggregate	9,327	9,261	27,891	29,322

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
Stock Options
In April 2016 the Company made grants of 400,216 non-qualified stock options at a weighted average exercise price of $31.18 per share to certain employees with a fair value of $1.8 million. The non-qualified stock options vest annually over three years and expire in ten years.
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
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock options	$354	$327	$439	$1,029
Restricted stock	497	300	837	938
Performance shares	177	31	458	(234)
Stock grants	—	—	595	510
Total share-based compensation expense (a)	$1,028	$658	$2,329	$2,243
(a) The three and nine months ended September 30, 2016 include a charge of $269 and a net benefit of $255 due to restructuring activities.

5. Inventories
Inventories consist of the following:

	September 30, 2016	December 31, 2015
Raw materials	$41,049	$44,391
Finished products	85,013	115,305
Spare parts	13,419	12,971
	$139,481	$172,667

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of September 30, 2016 and December 31, 2015 were $13,571 and $16,946, respectively. The Company decreased its net realizable value reserve for GTSP by $536 in the nine months ended September 30, 2016.

6. Other Current Assets
Other current assets consist of the following:

	September 30, 2016	December 31, 2015
Creditable taxes (value added taxes)	$5,270	$8,235
Vendor inventory deposits (prepaid)	4,450	7,977
Prepaid income taxes	6,862	2,668
Prepaid insurance	1,557	2,070
Other	3,109	2,564
	$21,248	$23,514

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2016	December 31, 2015
Developed technology and application patents, net of accumulated amortization of $27,044 for 2016 and $24,840 for 2015	7-20	$19,231	$21,435
Customer relationships, net of accumulated amortization of $17,880 for 2016 and $15,812 for 2015	5-15	20,932	23,000
Trade names and license agreements, net of accumulated amortization of $9,972 for 2016 and $8,944 for 2015	5-20	7,689	8,717
Non-compete agreements, net of accumulated amortization of $1,230 for 2016 and $1,112 for 2015	3-10	103	221
Total intangibles		$47,955	$53,373
Deferred income taxes		$28,998	$28,842
Other tax assets		5,377	6,014
Other assets		1,879	2,293
Total other assets		$36,254	$37,149
		$84,209	$90,522

8. Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2016	December 31, 2015
Payroll related	$11,352	$9,513
Taxes other than income taxes	2,707	5,779
Benefits and pensions	4,905	5,764
Freight and rebates	3,827	4,606
Income taxes	11,851	23,609
Restructuring and management transition reserve	5,861	9,335
Other	5,836	4,598
	$46,339	$63,204

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	September 30, 2016	December 31, 2015
Term loan due 2017	$85,000	$88,000
Revolver borrowings under the credit facility due 2017	115,000	125,000
Deferred financing costs, net of accumulated amortization of $3,297 for 2016 and $2,793 for 2015	(830)	(1,335)
Capital leases	—	2
Total borrowings	$199,170	$211,667
Less current portion	4,000	4,002
Long-term debt	$195,170	$207,665

The Company's credit facility includes a term loan of $100.0 million and a revolving line of credit from the lenders of up to $225.0 million, including a $20.0 million letter of credit sub-facility, all maturing on December 21, 2017. Repayments of the term loan are required at the rate of 1% of original principal amount per quarter beginning on March 31, 2013.
As of September 30, 2016, $85.0 million was outstanding under the term loan and $115.0 million was outstanding under the revolving line of credit, both of which approximate fair value because they have a floating interest rate (determined using level 2 inputs within the fair value hierarchy) with total availability at $109.0 million, taking into account $1.0 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.8%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Company to maintain the following consolidated ratios (as defined and calculated according to the credit agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.00 to 1.00.
(b) “Fixed Charge Coverage Ratio” greater than or equal to 1.25 to 1.00.

As of September 30, 2016, the Company was in full compliance with all debt covenant requirements.
Simultaneous with the term of the credit facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million adjusting monthly, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap of approximately $0.3 million is recorded in other long-term liabilities as of September 30, 2016. Based on $100.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.0 million per year.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the nine months ended September 30, 2016 and September 30, 2015 was $5,298 and $4,089, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest expense	$1,796	$1,767	$5,297	4,099
Deferred financing cost	168	160	505	445
Interest income	(14)	(21)	(38)	(58)
Less: amount capitalized for capital projects	(35)	(37)	(137)	(63)
Total interest expense, net	$1,915	$1,869	$5,627	$4,423

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	September 30, 2016	December 31, 2015
Deferred income taxes	$1,408	$2,135
Pension and post retirement liabilities	9,509	9,612
Restructuring and management transition reserve	2,184	4,054
Uncertain tax positions	1,654	2,416
Environmental liabilities	1,100	1,100
Other liabilities	3,556	3,872
	$19,411	$23,189

11. Income Taxes
The effective income tax rate on income before taxes was approximately 32% for the nine months ended September 30, 2016 compared to approximately 32% for the comparable period in 2015. The change in the components of the effective tax rate are primarily due to a permanent adjustment attributable to an inventory obsolescence reserve in Mexico which increased the effective tax rate by 1% in the current year, which was offset by foreign tax benefits, mainly in Mexico related to de-consolidation of our Mexican subsidiaries for income tax reporting purposes, which decreased the effective tax rate by 1%.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2007 through 2013. In addition, Innophos Canada, Inc. was assessed approximately $4.0 million for the tax years 2007 and 2008 by the Canadian tax authorities. The Company is contesting the full assessment. After lengthy discussions, the Canadian tax authorities have reassessed these amounts in August 2014 and the Company filed a Notice of Objection with the Canada Revenue Agency Appeals Board in November 2014. The Company filed a petition to Competent Authority who has agreed to accept our matter. The Company believes that its tax position is more likely than not to be sustained. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $1.2 million during the next twelve months as a result of possible settlements of income tax authority examinations. Other than the items mentioned above, as of September 30, 2016, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Income taxes paid were $34.8 million and $10.1 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of September 30, 2016.
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
Although we cannot give assurances as to the future course or ultimate outcome of ongoing negotiations, including whether litigation may ultimately ensue, we believe, based on our appreciation of the current state of the proceedings, that deep well injection is likely to be employed as the technologically acceptable approach for Raffinate. PCS has applied to the relevant government agencies for a deep well permit. We have also applied for our own deep well permit for future business reasons. In negotiated settlements leading to consent decrees with the Governmental Parties, it is also common for penalties relating to previous “non-compliance” to be assessed and, in that connection, we have been advised by the Governmental Parties that they expect to seek penalties against both PCS and us in this case. Although we have argued and made submissions to the effect that for purposes of settlement penalties there is no basis for any substantial penalty to be levied against us, nevertheless, we can give no assurance as to that outcome, or if a penalty is initially assessed as to its amount, or whether it will be necessary for us to oppose or seek indemnity for the assessment by further litigation. Based upon our receipt of a draft consent decree from the Government Parties in June 2014 and subsequent discussions with them, the Company now confirms an assessment of and has increased its estimated liability to $1.4 million for this penalty from its original assessment of $0.9 million. However, further discussions among all parties will be necessary to determine the civil penalties liability and if the matter can be resolved by settlement.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended September 30, 2016			For the three months ended September 30, 2015
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$46	$46	$—	$80	$80
Interest cost	30	44	74	29	42	71
Expected return on assets	(37)	—	(37)	(35)	—	(35)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	2	(13)	(11)	17	(6)	11
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(5)	$77	$72	$11	$116	$127

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$138	$138	$—	$239	$239
Interest cost	89	133	222	86	126	212
Expected return on assets	(109)	—	(109)	(104)	—	(104)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	6	(39)	(33)	49	(17)	32
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(14)	$232	$218	$31	$348	$379

Innophos has no minimum contribution requirements and does not plan to make cash contributions for its US defined benefit pension plan in 2016.
Innophos made its entire cash contribution of $3.5 million for the US defined contribution plan during the first quarter of 2016 for the plan year 2015.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended September 30, 2016			For the three months ended September 30, 2015
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$92	$12	$104	$84	$12	$96
Interest cost	125	13	138	124	13	137
Expected return on assets	(195)	—	(195)	(188)	—	(188)
Amortization of
actuarial loss (gain)	53	—	53	38	—	38
prior service cost	26	—	26	26	—	26
net transition obligation	—	6	6	—	6	6
Exchange rate changes	29	(9)	20	429	(104)	325
Net periodic cost	$130	$22	$152	$513	$(73)	$440

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$272	$36	$308	$262	$36	$298
Interest cost	368	39	407	386	41	427
Expected return on assets	(577)	—	(577)	(588)	—	(588)
Amortization of
actuarial loss (gain)	156	—	156	120	—	120
prior service cost	79	—	79	83	—	83
net transition obligation	—	17	17	—	18	18
Exchange rate changes	(271)	68	(203)	780	(182)	598
Net periodic cost	$27	$160	$187	$1,043	$(87)	$956
Innophos Canada, Inc. does not plan to make cash contributions to its Canadian defined benefit plan in 2016.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by Component:

For the three months ended September 30, 2016	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2016	$(2,932)	$(390)	$(3,322)
Other comprehensive income (loss) before reclassifications	78	204	282
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	78	204	282
Balance at September 30, 2016	$(2,854)	$(186)	$(3,040)

For the three months ended September 30, 2015	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2015	$(2,863)	$(39)	$(2,902)
Other comprehensive income (loss) before reclassifications	283	(308)	(25)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	283	(308)	(25)
Balance at September 30, 2015	$(2,580)	$(347)	$(2,927)

For the nine months ended September 30, 2016	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(2,842)	$48	$(2,794)
Other comprehensive loss before reclassifications	(12)	(234)	(246)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(12)	(234)	(246)
Balance at September 30, 2016	$(2,854)	$(186)	$(3,040)

For the nine months ended September 30, 2015	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2014	$(3,175)	$362	$(2,813)
Other comprehensive income (loss) before reclassifications	595	(709)	(114)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	595	(709)	(114)
Balance at September 30, 2015	$(2,580)	$(347)	$(2,927)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Restructuring Costs
During 2015 management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation we launched an initiative to reduce our cost structure by implementing various staff reduction actions during the third quarter of 2015.
In addition, during the fourth quarter of 2015, the Company experienced a management transition of certain high-level positions, most notably the Chief Executive Officer and the Chief Financial Officer.
During the three and nine months ended September 30, 2016, additional amounts recorded within selling, general and administrative expenses in the statements of operations in connection with continued restructuring were $1,508 and $1,844 (including accelerated stock compensation of $269 for the three and nine months ended September 30, 2016), respectively, and cost of goods sold were $0 and $145, respectively. These amounts were all included in the GTSP & Other segment.
The following table summarizes the fiscal year 2016 activities related to severance and benefits:

For the three months ended September 30, 2016	Restructuring Costs
Balance at June 30, 2016	$8,955
Expense recorded	1,239
Accelerated share-based compensation expense (a)	—
Payments made	(2,148)
Balance at September 30, 2016	$8,046

For the nine months ended September 30, 2016	Restructuring Costs
Balance at December 31, 2015	$13,389
Expense recorded	1,720
Accelerated share-based compensation expense (a)	(911)
Payments made	(6,152)
Balance at September 30, 2016	$8,046
(a) Accelerated stock-based compensation expense due to management transition.
The Company closed its Paterson, NJ location as of March 31, 2016 and consolidated a majority of the Paterson operations to its Green Pond, South Carolina location. In addition, as a result of further business restructuring, the sale of the Company's Ogden, Utah administration building was completed in July 2016.

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

For the three months ended September 30, 2016	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$127,796	$41,326	$16,915	$—	$186,037
Intersegment sales	1,526	13,693	—	(15,219)	—
Total sales	$129,322	$55,019	$16,915	$(15,219)	$186,037
EBITDA (a)	$15,300	$16,145	$383	$—	$31,828
Depreciation and amortization expense	$7,218	$1,576	$1,249	$—	$10,043

For the three months ended September 30, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$145,617	$40,304	$13,691	$—	$199,612
Intersegment sales	1,743	15,117	26	(16,886)	—
Total sales	$147,360	$55,421	$13,717	$(16,886)	$199,612
EBITDA (b)	$21,015	$5,068	$(7,104)	$—	$18,979
Depreciation and amortization expense	$6,622	$1,637	$789	$—	$9,048

For the nine months ended September 30, 2016	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$395,069	$122,188	$40,298	$—	$557,555
Intersegment sales	8,705	39,674	132	(48,511)	—
Total sales	$403,774	$161,862	$40,430	$(48,511)	$557,555
EBITDA (a)	$54,338	$38,562	$(1,942)	$—	$90,958
Depreciation and amortization expense	$19,902	$5,600	$3,105	$—	$28,607

For the nine months ended September 30, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$441,116	$126,410	$50,989	$—	$618,515
Intersegment sales	7,704	43,335	171	(51,210)	—
Total sales	$448,820	$169,745	$51,160	$(51,210)	$618,515
EBITDA (b)	$63,449	$22,216	$(5,859)	$—	$79,806
Depreciation and amortization expense	$20,348	$6,930	$2,403	$—	$29,681

(a) The three and nine months ended September 30, 2016 include a $1.5 million charge to earnings for restructuring costs, recorded in GTSP & Other.
(b) The three and nine months ended September 30, 2015 include an $8.6 million charge to earnings for restructuring costs, recorded in GTSP & Other.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A reconciliation of net income to EBITDA follows:

	Three months ended
	September 30, 2016	September 30, 2015
Net income	$13,643	$5,433
Provision for income taxes	6,227	2,629
Interest expense, net	1,915	1,869
Depreciation and amortization	10,043	9,048
EBITDA	$31,828	$18,979

	Nine months ended
	September 30, 2016	September 30, 2015
Net income	$38,589	$30,979
Provision for income taxes	18,135	14,723
Interest expense, net	5,627	4,423
Depreciation and amortization	28,607	29,681
EBITDA	$90,958	$79,806

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Trends and Outlook

Specialty Phosphates volumes are expected to decline by 6-8% for full year 2016 compared with 2015, primarily due to reduced sales in lower margin, less differentiated applications and weak end market demand due to continued pressures on packaged foods.
Market phosphate rock and sulfur prices declined modestly for the third quarter 2016. Raw material costs are expected to continue at current levels in the fourth quarter.
Cost improvements from the restructuring program implemented in the third quarter 2015 were in line with expectations, with $3 million lower costs realized in the current quarter against the third-quarter 2015 baseline. Additional year-on-year cost savings were delivered due to detailed cost management. Management continues to review cost actions and productivity initiatives given the challenging market conditions.
Net income and EBITDA (defined as net income (loss) before interest, income taxes, depreciation and amortization) for the fourth quarter are expected to be somewhat softer compared with first and second quarter 2016 when considering the following net effects.
•Seasonably weaker Q4 revenues along with continued headwinds in sales
•Strength of US Dollar continuing to attract competition from overseas and to pressure exports from the US
•Raw material costs at current levels and continued operational excellence cost savings

Historical Performance
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
	Amount	%	Amount	%
Net sales	$186.0	100.0	$199.6	100.0
Cost of goods sold	145.5	78.2	162.5	81.4
Gross profit	40.5	21.8	37.1	18.6
Operating expenses:
Selling, general and administrative	17.7	9.5	23.4	11.7
Research & development	0.9	0.5	1.1	0.6
Income from operations	21.9	11.8	12.6	6.3
Interest expense, net	1.9	1.0	1.9	1.0
Foreign exchange losses, net	0.1	0.1	2.6	1.3
Provision for income taxes	6.3	3.4	2.7	1.4
Net income	$13.6	7.3	$5.4	2.7

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
	Amount	%	Amount	%
Net sales	$557.5	100.0	$618.5	100.0
Cost of goods sold	440.1	78.9	499.9	80.8
Gross profit	117.4	21.1	118.6	19.2
Operating expenses:
Selling, general and administrative	51.7	9.3	60.0	9.7
Research & development	2.9	0.5	3.4	0.5
Income from operations	62.8	11.3	55.2	8.9
Interest expense, net	5.6	1.0	4.4	0.7
Foreign exchange losses, net	0.5	0.1	5.1	0.8
Provision for income taxes	18.1	3.3	14.7	2.4
Net income	$38.6	6.9	$31.0	5.0

Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2016 were $186.0 million, a decrease of $13.6 million, or 6.8%, as compared to $199.6 million for the same period in 2015. Specialty Phosphates sales were down 9.0%, or $16.8 million, with volumes lower by 8.5%, or $15.8 million, due to reduced sales in lower margin, less differentiated applications, and reduced demand across product lines in core markets served, and selling prices lower by 0.5%, or $1.0 million. The volume decrease was mostly recognized in the United States and Canada Specialty Phosphates segment. GTSP & Other sales were up 23.5%, or $3.2 million, with volumes higher by 50.4%, or $6.9 million, but prices lower by 26.9%, or $3.7 million, as market prices remained at the lowest levels seen in six years.
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

The following table illustrates for the three months ended September 30, 2016 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(0.7)%	(11.5)%	(12.2)%
Specialty Phosphates Mexico	0.2%	2.3%	2.5%
Total Specialty Phosphates	(0.5)%	(8.5)%	(9.0)%
GTSP & Other	(26.9)%	50.4%	23.5%
Total	(2.3)%	(4.5)%	(6.8)%
The following table illustrates for the three months ended September 30, 2016 the percentage changes for net sales by Specialty Phosphates product lines compared with the same period of the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	0.5%	(11.0)%	(10.5)%
Food & Technical Grade PPA	(4.5)%	(9.0)%	(13.5)%
STPP & Detergent Grade PPA	—%	12.8%	12.8%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2016 was $40.5 million, an increase of $3.4 million, or 9.2%, as compared to $37.1 million for the same period in 2015. Gross profit percentage of net sales increased to 21.8% for the three months ended September 30, 2016 versus 18.6% for the same period in 2015. Gross profit in 2016 was favorably affected by $6.7 million lower raw material costs, largely phosphate rock and sulfur, $1.4 million favorable exchange rates from our Mexican peso and Canadian dollar based costs, and $1.3 million lower manufacturing costs due to savings from the 2015 restructuring program and focus on cost controls. These favorable effects were partially offset by $4.7 million lower selling prices, $3.1 million lower sales volume and $1.0 million higher depreciation. Included in 2015 gross profit was $2.8 million restructuring cost.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the three months ended September 30, 2016 were $18.6 million, a decrease of $5.9 million, or 24.1%, as compared to $24.5 million for the same period in 2015. The decrease is due to $4.3 million lower restructuring costs and $2.6 million lower costs related to savings from the 2015 restructuring program and lower discretionary spending. These favorable effects were partially offset by $1.0 million higher short term incentive accruals.
Operating Income
Operating income for the three months ended September 30, 2016 was $21.9 million, an increase of $9.3 million, or 73.8%, as compared to $12.6 million for the same period in 2015. Operating income as a percentage of net sales increased to 11.8% versus 6.3% for the same period in 2015, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2016 was $1.9 million, unchanged from the $1.9 recorded in the same period in 2015.
Foreign Exchange
Foreign exchange for the three months ended September 30, 2016 was a loss of $0.1 million as compared to a loss of $2.6 million for the same period in 2015. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US Dollar strengthened throughout the prior year period versus the Mexican Peso and the Canadian Dollar, the re-measurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 31% for the three months ended September 30, 2016 compared to 33% for the same period in 2015. The variance in the effective tax rate is primarily due to higher taxable income in low tax rate jurisdictions which decreased the effective tax rate by 2% in the current period.
Net Income
Net income for the three months ended September 30, 2016 was $13.6 million, an increase of $8.2 million, as compared to $5.4 million for the same period in 2015, due to the factors described above.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2016 were $557.5 million, a decrease of $61.0 million, or 9.9%, as compared to $618.5 million for the same period in 2015. Specialty Phosphates sales were down 8.9%, or $50.3 million, with volumes lower by 8.0%, or $44.9 million, and selling prices lower by 0.9%, or $5.4 million. The volume decrease was mostly recognized in the United States and Canada Specialty Phosphates segment due to reduced sales in lower margin, less differentiated applications, and reduced demand across product lines in core markets served. GTSP & Other sales were down 21.0%, or $10.7 million, with volumes lower by 1.2%, or $0.6 million, and prices lower by 19.8%, or $10.1 million, due to weak fertilizer market conditions.
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
The following table illustrates for the nine months ended September 30, 2016 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(0.5)%	(9.9)%	(10.4)%
Specialty Phosphates Mexico	(2.4)%	(0.9)%	(3.3)%
Total Specialty Phosphates	(0.9)%	(8.0)%	(8.9)%
GTSP & Other	(19.8)%	(1.2)%	(21.0)%
Total	(2.5)%	(7.4)%	(9.9)%
The following table illustrates for the nine months ended September 30, 2016 the percentage changes for net sales by Specialty Phosphates product lines compared with the same period of the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(0.2)%	(8.8)%	(9.0)%
Food & Technical Grade PPA	(3.4)%	(8.9)%	(12.3)%
STPP & Detergent Grade PPA	(1.5)%	1.8%	0.3%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2016 was $117.4 million, a decrease of $1.2 million, or 1.0%, as compared to $118.6 million for the same period in 2015. Gross profit percentage of net sales increased to 21.1% for the nine months ended September 30, 2016 versus 19.2% for the same period in 2015. Gross profit in 2016 was unfavorably affected by $15.5 million lower selling prices and $14.5 million lower sales volume. These unfavorable effects were partially offset by $13.9 million lower raw material costs, largely phosphate rock and sulfur, $6.8 million lower manufacturing costs due to savings from the 2015 restructuring program and focus on cost controls, $4.1 million favorable exchange effects from our Mexican peso and Canadian dollar based costs, and $1.2 million lower depreciation. Included in 2015 gross profit was $2.8 million restructuring cost.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the nine months ended September 30, 2016 were $54.6 million, a decrease of $8.8 million, or 13.9%, as compared to $63.4 million for the same period in 2015. The decrease is due to $7.2 million lower costs related to savings from the 2015 restructuring program, $4.3 million lower restructuring costs and $0.7 million favorable exchange effects from our Mexican peso based costs. These favorable effects were partially offset by $1.9 million of strategy consulting fees and first quarter 2016 CEO transition costs, and $1.5 million higher short term incentive accruals.
Operating Income
Operating income for the nine months ended September 30, 2016 was $62.8 million, an increase of $7.6 million, or 13.8%, as compared to $55.2 million for the same period in 2015. Operating income as a percentage of net sales increased to 11.3% versus 8.9% for the same period in 2015, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2016 was $5.6 million, an increase of $1.2 million, or 27.3%, as compared to $4.4 million for the same period in 2015. The increase was mainly due to higher average loan balances and interest rates.
Foreign Exchange
Foreign exchange for the nine months ended September 30, 2016 was a loss of $0.5 million as compared to a loss of $5.1 million for the same period in 2015. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US Dollar strengthened throughout the prior year period versus the Mexican Peso and the Canadian Dollar, the re-measurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on re-measurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 32% for the nine months ended September 30, 2016 compared to 32% for the same period in 2015. A permanent adjustment attributable to an inventory obsolescence reserve in Mexico which increased the effective tax rate by 1% in the current year was offset by foreign tax benefits, mainly in Mexico related to de-consolidation of our Mexican subsidiaries for income tax reporting purposes, which decreased the effective tax rate by 1%.
Net Income
Net income for the nine months ended September 30, 2016 was $38.6 million, an increase of $7.6 million, as compared to $31.0 million for the same period in 2015, due to the factors described above.

Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of three product lines: Specialty Ingredients; Food & Technical Grade PPA; and STPP & Detergent Grade PPA. Innophos Nutrition, Inc. is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and EBITDA. The following table sets forth the results of these indicators by segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$127,796	$145,617	(12.2)%
Specialty Phosphates Mexico	41,326	40,304	2.5%
Total Specialty Phosphates	169,122	185,921	(9.0)%
GTSP & Other	16,915	13,691	23.5%
Total	$186,037	$199,612	(6.8)%

Segment EBITDA
Specialty Phosphates US & Canada	$15,300	$21,015
Specialty Phosphates Mexico	16,145	5,068
Total Specialty Phosphates	31,445	26,083
GTSP & Other (a) (b)	383	(7,104)
Total	$31,828	$18,979

Segment EBITDA % of net sales
Specialty Phosphates US & Canada	12.0%	14.4%
Specialty Phosphates Mexico	39.1%	12.6%
Total Specialty Phosphates	18.6%	14.0%
GTSP & Other	2.3%	(51.9)%
Total	17.1%	9.5%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$7,218	$6,622
Specialty Phosphates Mexico	1,576	1,637
Total Specialty Phosphates	$8,794	$8,259
GTSP & Other	1,249	789
Total	$10,043	$9,048

(a) The three months ended September 30, 2016 includes a $1.5 million charge to earnings for restructuring costs.
(b) The three months ended September 30, 2015 includes an $8.6 million charge to earnings for restructuring costs.

	Nine Months Ended
	September 30, 2016	September 30, 2015	Net Sales % Change
Segment Net Sales
Specialty Phosphates US & Canada	$395,069	$441,116	(10.4)%
Specialty Phosphates Mexico	122,188	126,410	(3.3)%
Total Specialty Phosphates	517,257	567,526	(8.9)%
GTSP & Other	40,298	50,989	(21.0)%
Total	$557,555	$618,515	(9.9)%

Segment EBITDA
Specialty Phosphates US & Canada	$54,338	$63,449
Specialty Phosphates Mexico	38,562	22,216
Total Specialty Phosphates	92,900	85,665
GTSP & Other (a) (b)	(1,942)	(5,859)
Total	$90,958	$79,806

Segment EBITDA % of net sales
Specialty Phosphates US & Canada	13.8%	14.4%
Specialty Phosphates Mexico	31.6%	17.6%
Total Specialty Phosphates	18.0%	15.1%
GTSP & Other	(4.8)%	(11.5)%
Total	16.3%	12.9%

Depreciation and amortization expense
Specialty Phosphates US & Canada	$19,902	$20,348
Specialty Phosphates Mexico	5,600	6,930
Total Specialty Phosphates	$25,502	$27,278
GTSP & Other	3,105	2,403
Total	$28,607	$29,681

(a) The nine months ended September 30, 2016 includes a $1.5 million charge to earnings for restructuring costs.
(b) The nine months ended September 30, 2015 includes an $8.6 million charge to earnings for restructuring costs.

A reconciliation of net income to EBITDA follows:

	Three months ended
	September 30, 2016	September 30, 2015
Net income	$13,643	$5,433
Provision for income taxes	6,227	2,629
Interest expense, net	1,915	1,869
Depreciation and amortization	10,043	9,048
EBITDA	$31,828	$18,979

	Nine months ended
	September 30, 2016	September 30, 2015
Net income	$38,589	$30,979
Provision for income taxes	18,135	14,723
Interest expense, net	5,627	4,423
Depreciation and amortization	28,607	29,681
EBITDA	$90,958	$79,806
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 12.2% for the three months ended September 30, 2016 compared with the same period in 2015. Average selling prices decreased by 0.7% and volumes decreased 11.5% due to reduced sales of lower margin, less differentiated applications, and reduced demand across product lines in core markets served.
Specialty Phosphates Mexico net sales increased 2.5% for the three months ended September 30, 2016 compared with the same period in 2015 due to higher STPP and Detergent Grade PPA sales. Average selling prices increased 0.2% and volumes increased 2.3%.
GTSP & Other net sales increased 23.5% for the three months ended September 30, 2016 compared with the same period in 2015. Volumes increased 50.4% while average selling prices decreased 26.9% due to the lowest market price levels seen in six years.
Segment EBITDA Percentage of Net Sales:
The 240 basis point decrease in Specialty Phosphates US & Canada EBITDA margins for the three months ended September 30, 2016 compared with the same period in 2015 is due to lower sales volume/mix which decreased margins by 490 basis points and lower selling prices which decreased margins by 60 basis points, partially offset by lower manufacturing and operating expenses which increased margins by 180 basis points, lower raw material costs, largely PPA, which increased margins by 80 basis points, and favorable translation effects which increased margins by 50 basis points.
The 2,650 basis point increase in Specialty Phosphates Mexico EBITDA margins for the three months ended September 30, 2016 compared with the same period in 2015 is due to lower raw material costs, phosphate rock and sulfur, which increased margins by 2,290 basis points, favorable exchange rate and translation effects which increased margins by 610 basis points, and increased sales volume/mix which increased margins by 90 basis points. This increase was partially offset by higher manufacturing expenses which decreased margins by 340 basis points.
The 5,420 basis point increase in GTSP & Other EBITDA margins for the three months ended September 30, 2016 compared with the same period in 2015 is due to lower restructuring costs which increased margins by 5,200 basis points, increased sales volume/mix which increased margins by 2,130 basis points, lower raw material cost which increased margins by 1,860 basis points, lower manufacturing expenses which increased margins by 1,070 basis points, and favorable exchange rate and translation effects which increased margins by 770 basis points. This increase was partially offset by lower selling prices which decreased margins by 5,610 basis points.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 10.4% for the nine months ended September 30, 2016 compared with the same period in 2015. Average selling prices decreased by 0.5% and volumes decreased 9.9% due to reduced sales of lower margin, less differentiated applications, and reduced demand across product lines in core markets served.
Specialty Phosphates Mexico net sales decreased 3.3% for the nine months ended September 30, 2016 compared with the same period in 2015. Average selling prices decreased 2.4%, primarily due to competitive pressures on PPA, and volumes decreased 0.9%.
GTSP & Other net sales decreased 21.0% for the nine months ended September 30, 2016 compared with the same period in 2015. Volumes decreased 1.2% and average selling prices decreased 19.8% due to weak fertilizer market conditions.
Segment EBITDA Percentage of Net Sales:
The 60 basis point decrease in Specialty Phosphates US & Canada EBITDA margins for the nine months ended September 30, 2016 compared with the same period in 2015 is due to lower sales volume/mix which decreased margins by 150 basis points, higher raw material costs, largely merchant green acid, which decreased margins by 100 basis points, and lower selling prices which decreased margins by 50 basis points. This decrease was partially offset by lower manufacturing and operating expenses which increased margins by 190 basis points and favorable translation effects which increased margins by 50 basis points.
The 1,400 basis point increase in Specialty Phosphates Mexico EBITDA margins for the nine months ended September 30, 2016 compared with the same period in 2015 is due to lower raw material costs, phosphate rock and sulfur, which increased margins by 1,040 basis points, favorable exchange rate and translation effects which increased margins by 430 basis points, and lower manufacturing and operating expenses which increased margins by 210 basis points. This increase was partially offset by lower selling prices which decreased margins by 210 basis points and lower sales volume/mix which decreased margins by 70 basis points.
The 670 basis point increase in GTSP & Other EBITDA margins for the nine months ended September 30, 2016 compared with the same period in 2015 is due to lower restructuring costs which increased margins by 1,390 basis points, lower raw material cost which increased margins by 970 basis points, higher sales volume/mix which increased margins by 740 basis points, and favorable exchange rate and translation effects which increased margins by 350 basis points. This increase was partially offset by lower selling prices which decreased margins by 2,740 basis points and higher turnaround costs which decreased margins by 40 basis points.

Liquidity and Capital Resources
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Three months ended
	September 30, 2016	September 30, 2015
Operating Activities	$81.8	$75.9
Investing Activities	(25.7)	(21.8)
Financing Activities	(41.6)	(4.0)
Effect of foreign exchange rate changes	0.3	(0.3)

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015
Net cash from operating activities was a source of $81.8 million for the nine months ended September 30, 2016 as compared to source of $75.9 million for 2015, an increase of $5.9 million. The increase in cash from operating activities resulted from favorable changes of $7.6 million in net income, as described earlier, and $5.5 million in working capital, partially offset by unfavorable changes of $6.5 million in other long term assets and liabilities and $0.7 million in non-cash adjustments to income.
The favorable change in working capital was derived from it being a source of cash of $16.4 million in 2016 compared to a source in 2015 of $10.9 million, an increase in cash of $5.5 million. The favorable change in working capital was due to favorable changes in inventory of $18.0 million due to lower raw material costs and adjustments for lower customer demand, $10.0 million in accounts receivable due to lower sales levels, and accounts payable of $8.1 million due to large vendor payables at December 31, 2014, which were paid during the first quarter of 2015. These favorable changes in working capital were partially offset by unfavorable changes in other current liabilities of $21.5 million largely due to U.S. income tax payments of $18.6 million for immediate recognition of revenue for income tax purposes which is not expected to recur, and other current assets of $9.1 million because of high other current assets related to income and VAT taxes at December 31, 2014. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $0.2 million, $1.8 million, $1.3 million, $0.3 million, and $0.9 million as of September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, respectively, was consistent with the last four quarters' average.
Net cash used for investing activities was $25.7 million for the nine months ended September 30, 2016, compared to $21.8 million for 2015, an increase in capital spending of $3.9 million.
Approximately 68% of the capital spending for the nine months ended September 30, 2016 was for maintenance and the remaining 32% was for strategic growth initiatives. The majority of the strategic growth investments were focused on improving the production efficiency and packaging at our Nashville, Tennessee facility, continuous reliability improvement at our Coatzacoalcos, Mexico facility and investments to support the manufacturing restructuring. Our expectation for 2016 capital expenditures is in the range of $34 million to $36 million, which is below prior projections due to timing of certain projects that will fall into 2017. The capital expenditures are due to requirements to support strategic manufacturing initiatives and restructuring, along with continuous improvement in our plants.
Net cash from financing activities for the nine months ended September 30, 2016 was a use of $41.6 million, compared to a use of $4.0 million in 2015, a decrease in cash of $37.6 million. This decrease in cash was largely due to $120.0 million decreased loan borrowings and $43.0 million increased loan repayments, partially offset by $125.1 million decreased stock repurchases. The loan borrowings in 2015 were largely used to fund the share repurchases.
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
Given the 2015 margin compression that the Company experienced, management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation which was concluded during the third quarter of 2015, we launched an initiative to reduce our cost structure by implementing various staff reduction actions. During the nine months ended September 30, 2016, the Company spent $6.2 million related to these activities, and anticipates to spend $5.9 million within the next twelve months.
On September 30, 2016, the Company had cash and cash equivalents outside the United States of $24.6 million, or 75% of the Company's balance. Furthermore, the foreign cash amounts are not restricted by law to be used in other countries. In the event we plan to repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States income taxes to repatriate these funds.
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
However, if GTSP market softness continues as we have experienced during the nine months ended September 30, 2016, and if GTSP pricing does not return to historical levels, this reporting unit may incur a goodwill impairment charge in the future. The GTSP & Other reporting unit has an allocated goodwill value of $3.3 million. In addition, if we were to decrease the long-term growth rate by 1% or increase the discount rate used in the calculation by 1%, assuming all other variables constant, there would be a goodwill impairment for the GTSP & Other reporting unit.
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
At September 30, 2016, we had $85 million principal amount of variable-rate debt remaining on a term loan and a $225.0 million revolving credit facility, of which $115.0 million of variable-rate debt was outstanding, both of which approximate fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $109 million, taking into account $1.0 million in face amount of letters of credit issued under the sub-facility. Simultaneously with initiating the new senior facility, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap of approximately $0.3 million (determined using level 2 inputs within the fair value hierarchy) is recorded in other long-term liabilities as of September 30, 2016.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $100.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.0 million per year.
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
As of September 30, 2016, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Part I, Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated October 31, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated October 31, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated October 31, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated October 31, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	October 31, 2016

INNOPHOS HOLDINGS, INC.

/s/ Han Kieftenbeld
By:	Han Kieftenbeld
Its:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 31, 2016

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated October 31, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated October 31, 2016 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated October 31, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated October 31, 2016 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.