Form 10-K
period 2016-12-31
Innophos Holdings, Inc.
filed 2017-02-28
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC, 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $0.8 billion as of June 30, 2016, the last business day of the Registrant’s most recently completed second quarter (based on the Nasdaq Global Select Market closing price on that date).
As of February 17, 2017, the registrant had 19,458,064 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held May 16, 2017	III (Items 10, 11, 12, 13 and 14)

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
Our Company
Innophos is a leading international producer of specialty ingredient solutions that deliver versatile benefits for the food, health, nutrition and industrial markets. We leverage our expertise in the science and technology of blending and formulating phosphate, mineral, enzyme and botanical based ingredients to help our customers offer products that are tasty, healthy, nutritious and economical. Headquartered in Cranbury, New Jersey, Innophos has manufacturing operations across the United States, in Canada, Mexico and China.
Innophos combines more than a century of experience in specialty phosphate manufacturing with a broad range of other specialty nutritional ingredients. Utilizing our capabilities in consumer insight, research and product development and application expertise, we partner with our customers to provide differentiated product offerings that respond to consumer preferences and megatrends. We utilize this collaborative approach in order to attempt to generate market share gains for our customers.
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
Over the past six years, Innophos has expanded its product offering to include botanical, enzyme and mineral based nutritional ingredients. Bioactive mineral ingredients are mineral based ingredients for food, beverage and dietary supplement end markets that are manufactured to be readily digestible. Innophos has always enjoyed a strong position in “macronutrients,” such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. More recently, Innophos has built a strong position in “micronutrients”, such as chromium, selenium, zinc and iron, small quantities of which are also essential to the human diet. As with the bioactive mineral ingredients, botanical and enzyme based specialty nutritional ingredients are important to Innophos' customers for their nutritional value, and mineral, botanical and specialty phosphate ingredients are often formulated together.
Innophos commenced operations as an independent company in August 2004 after purchasing its North American specialty phosphates business from affiliates of Rhodia, S.A., or Rhodia, which has been a part of Solvay S.A. since 2011. In November 2006, Innophos completed an initial public offering and listed its common stock for trading on the Nasdaq Global Select Market under the symbol “IPHS”.
Key Product Lines
We have four principal product lines: (i) Specialty Ingredients; (ii) Food and Technical Grade Purified Phosphoric Acid, or PPA; (iii) Technical Grade Sodium Tripolyphosphate, or STPP, & Detergent Grade PPA and (iv) Granular Triple Super Phosphate, or GTSP, & Other. The first three product lines comprise our two Specialty Phosphates reporting segments, US & Canada and Mexico, with GTSP & Other reported separately in a third reporting segment.
In 2016, we achieved sales of $725 million of which 93% can be attributed to our two Specialty Phosphates reporting segments, US & Canada and Mexico, and the remaining 7% to the GTSP & Other segment.
Specialty Ingredients
Specialty Ingredients are the most highly engineered products in our portfolio. Specialty ingredients consist of specialty phosphate salts, specialty phosphoric acids and a range of other mineral, enzyme and botanical based specialty ingredients. They have a wide range of applications such as flavor enhancers in beverages, electrolytes in sports drinks, texture modifiers in cheeses, leavening agents in baked goods, mineral and botanical sources for nutritional supplements, pharmaceutical excipients and abrasives in toothpaste. Specialty phosphoric acids are used in industrial applications such as asphalt modification and petrochemical catalysis.

The table below presents a list of the principal Specialty Ingredients sold by us in 2016:

Product	Description/End-Use Application

Sodium Aluminum Phosphate, Acidic and Basic (SALP)	Premier leavening agent for baking mixes, cakes, self-rising flours, baking powders, batter and breadings (acidic). Improves melting properties of cheese (basic).

Sodium Acid PyroPhosphate (SAPP)	Leavening agent for baking powders, doughnuts, and biscuits; inhibits browning in potatoes; provides moisture and color retention in poultry and meat.

Sodium HexaMetaPhosphate (SHMP)	Water treatment applications; anti-microbial and sequestrant utility in beverages; cheese emulsifier; improves tenderness in meat, seafood and poultry applications.

Monocalcium Phosphate (MCP)	Leavening agent in double-acting baking powder; acidulant; buffering agent.

Calcium Acid Pyrophosphate (CAPP)	Calcium based, slow acting, multifunctional leavening acid used in a wide variety of baked goods

Dicalcium Phosphate (DCP)	Toothpaste abrasive; leavening agent; calcium fortification.

Tricalcium Phosphate (TCP)	Calcium and phosphorus fortifier in food and beverage applications (e.g., orange juice, cereals, and cheese); flow aid; additive in expandable polystyrene.

Pharma Calcium Phosphates (A-Tab®, Di-Tab®, TriTab®, Nutra TabTM)	Excipients in vitamins, minerals, nutritional supplements and pharmaceuticals.

Ammonium Phosphates (MAP, DAP)	High-end fertilizer products for horticultural use; flame retardant; cigarette additives; culture nutrient.

Potassium Phosphates (TKPP, DKP, MKP, KTPP)	Water treatment; sports drinks; buffering agent; improves tenderness in meat, seafood and poultry applications; horticulture applications.

Specialty Acids (e.g., Polyacid) (including INNOVALT®)	Additive improving performance properties of asphalt.

Sodium Blends (e.g., Sodium Tripolyphosphate (STPP (food grade)))	Ingredient improving yield, tenderness, shelf life, moisture and color retention in meat, seafood and poultry applications.

Other (Sodium Bicarbonate, Tetrasodium Pyrophosphate (TSPP), Mono, Di, & Trisodium Phosphates (MSP, DSP, TSP))	Baking powders; gelling agent in puddings; cheese emulsifiers.

Organic mineral salts and blends including calcium, chromium, copper, iron, lithium, magnesium, manganese, phosphorous, potassium, selenium, strontium, vanadium, and zinc	Bioactive mineral nutrients used in a wide variety of fortified foods, beverages and dietary supplements.

Plant based botanical, enzyme and mineral nutrients	Fortification for food, beverage and sports nutrition.

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
The phosphates industry is highly competitive. Many of our products are viewed as basic ingredients that compete with virtually identical products and derivatives manufactured by other companies in the industry. The United States is a competitive market with several competitors importing products from overseas. Our major competitor in the downstream Specialty Ingredients market is Israel Chemicals Limited, or ICL, which is our principal competitor in the specialty phosphates industry. We also compete in the specialty phosphates industry with imports from Germany, Belgium, Israel, Russia, North Africa and China. Our nutritional ingredients business faces competition from a number of competitors as the industries in which we compete in connection with this business are less consolidated than the specialty phosphates industry.

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
GTSP & Other
GTSP is generated at our Coatzacoalcos facility in Mexico as a co-product of our purified wet acid manufacturing process described further below under “Our Industry”. GTSP is a fertilizer product used throughout Latin America for increasing crop yields in a wide range of agricultural sectors.
For financial information about our segments and geographic areas, please see Note 20 (Segment Reporting) of the Notes to Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplemental Data” included elsewhere in this Annual Report on Form 10-K.
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

We also produce a wide range of botanical, enzyme and mineral based ingredients as part of our nutrition business through a variety of customized production processes resulting in an extensive suite of product formulations. The North American botanical, enzyme and mineral industries are less consolidated than the specialty phosphates industry with Albion Minerals, acquired by Balchem Corporation in 2016, and Jost Chemical Company considered the leading competitors in mineral chelates, and Naturex Inc. and BI Nutraceuticals Inc. considered the leading competitors in botanical ingredients, alongside a number of smaller producers in each of these markets.
Penetration of North American Market from Imports
Over the past several years, we estimate that imports, including domestically located production facilities owned by foreign based organizations, have accounted for approximately 19-22% of the North American specialty phosphate market. This market share has slightly increased over the last three years. In addition, in 2016, we experienced pricing pressure from manufacturing overcapacity outside of North America, which we expect to continue for the foreseeable future.
For a discussion of the risks associated with the competition that we face in our markets, see “Part I, Item 1A. Risk Factors-Risks Related to Our Business Operations-Competition -The success of our business depends on our ability to successfully compete in extremely competitive markets.” appearing elsewhere in this Annual Report on Form 10-K.
Our Customers
We supply a broad range of customers in over 70 countries worldwide. No customer accounted for more than ten percent of our net sales in 2016, 2015 or 2014. For the years ended December 31, 2016, 2015 and 2014, we generated net sales of $725.3 million, $789.1 million and $839.2 million, respectively.
Our customer base is principally composed of consumer goods manufacturers, distributors and specialty chemical manufacturers. Our customers manufacture products such as soft drinks, sports drinks and juices, various food products, toothpaste and other dental products, petroleum and petrochemical products, and various cleaners and detergents. Our customers include major consumer goods manufacturers with global market recognition in the food, beverage, pharmaceutical and cleaning product markets. We have maintained long-term relationships with the majority of our key customers, with the average customer relationship having lasted over 15 years, and some relationships spanning many decades. Our specialty ingredient products are often critical ingredients in the formulation of our customers’ product, and typically represent only a small percentage of their total product costs. As a result, we believe that the risks associated with our customers switching suppliers can in some instances outweigh the potential gains.
Raw Materials and Energy
We purchase a range of raw materials and energy sources on the open market, including phosphate rock, sulfur and sulfuric acid, MGA, PPA, natural gas and electricity. To help secure supply, we purchase several of our key raw materials under long-term contracts generally providing for fixed or minimum quantities of materials, or purchase of our full requirements, and predetermined pricing formulae based on various market indices and other factors. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw materials. We are not currently integrated vertically back to our sources of supply by ownership interests, joint ventures or affiliated companies, as a result of which raw materials acquisition at economical price levels is an important risk of our business. See “Part I, Item 1A. Risk Factors - Raw Materials Availability and Pricing - The success of our business depends on our ability to successfully source sufficient amounts of the raw materials used in our products at competitive prices, often from a limited number of suppliers, some of whom with we do not have a long-term contract in place.” in this Annual Report on Form 10-K for a discussion of the risks associated with our sourcing raw materials.
Phosphate Rock and MGA. MGA, which is purified to produce PPA, is the main raw material for the creation of our downstream salts and acids. We purchase MGA for processing at our Geismar, Louisiana facility through a long-term agreement for MGA with PCS. At our Coatzacoalcos facility in Mexico, we typically purchase phosphate rock in order to produce MGA internally; however, we can also process externally purchased MGA available from various suppliers globally. In addition to our primary sources, we have options for other spot suppliers and will continue to qualify and develop additional sources for potential future supply.
Sulfur and Sulfuric Acid. Sulfur is the key raw material used in the production of sulfuric acid, a key raw material used in the production of MGA by the wet method. We produce the vast majority of the sulfuric acid required to operate our Coatzacoalcos facility. The majority of the sulfuric acid required for the production of MGA by PCS supplied to our Geismar, Louisiana facility is supplied by Solvay. Our U.S. needs for sulfuric acid and our Mexican needs for sulfur are handled through contracts with Solvay and Pemex-Gas y Petroquimica Basica, respectively.

Purified Phosphoric Acid. The key raw material input for all of our downstream specialty phosphate salt and specialty phosphoric acid operations is PPA. In addition to purifying MGA to produce PPA internally, we also purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from PCS with whom we have a supply contract for PPA (distinct from the supply contract for MGA) which will expire in July 2018. In 2016, Innophos produced approximately three quarters and purchased approximately one quarter of its total PPA supply.
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
Research and Development
Our product application and development activities are aimed at developing and enhancing products, processes, applications and technologies to strengthen our position in our markets and with our customers. We focus on:

•
developing new or improved application-specific specialty phosphate and other mineral, enzyme and botanical based specialty ingredients based on our existing product line and identified or anticipated customer needs;

•	creating new products to be used in new applications or to serve new markets;

•	providing customers with premier technical services as they integrate our ingredients into their products and manufacturing processes;

•	ensuring that our products are manufactured in accordance with our stringent regulatory, health and safety policies and objectives and applicable law;

•	developing more efficient and lower cost manufacturing processes; and

•	expanding existing, and developing new, relationships with customers to meet their product application needs.
Our research expenditures were $3.7 million, $4.5 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Environmental and Regulatory Compliance
Certain of our operations involve manufacturing and marketing ingredients for use in food, nutritional supplement and pharmaceutical excipient products, and therefore must comply with U.S. Food and Drug Administration, or FDA, or the U.S. Department of Agriculture, or USDA, regulatory controls and similar regulatory controls of foreign jurisdictions where we operate, as well as good manufacturing practices and the quality requirements of our customers. The regulation of, and legal requirements for, the manufacture and sale of our products is a changing environment, and those changes may require increased operating costs to develop and implement additional product safety measures. Although there is some harmonization among the regulatory requirements of various jurisdictions, each country’s specific regulatory requirements apply to products imported and sold in that country. Regulatory systems throughout the world vary in complexity and transparency, as well as the time required to navigate such system in order to enter the subject market. Our growth that involves expansion of existing products into new markets or new products into current or new markets is affected by our ability to obtain necessary regulatory approvals and achieve and maintain compliance with regulatory requirements. In addition, public perception in the United States, Europe and other markets of phosphate products in relation to their safety and other market and legal trends related to “natural”, “organic“ and “clean labeling” in foods also may affect our sales and operations.
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
Some environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities, and sites for contamination at such facilities and sites without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites in the future (including sites to which we may have sent hazardous waste). We continue to investigate, monitor or cleanup contamination at most of these sites. The potential liability for all these sites will depend on several factors, including the extent of contamination, the method of remediation, future developments and increasingly stringent regulation, the outcome of discussions with regulatory agencies, the liability of third parties, potential natural resource damage and insurance coverage. Liabilities for environmental matters are recorded in the accounting period in which our responsibility is established and the cost can be reasonably estimated. Due to the uncertainties associated with environmental investigations, cleanups and other obligations, as well as the ongoing nature of the investigations, cleanups and other obligations at our sites, we are unable to predict precisely the nature, cost and timing of our future remedial obligations with respect to our sites and, as a result, our actual environmental costs and liabilities could significantly exceed our accruals.
Further information, including the current status of significant environmental matters and the financial impact incurred for the remediation of such environmental matters, is included in Note 16 (Commitments and Contingencies) of the Notes to Financial Statements in "Part II, Item 8. Consolidated Financial Statements and Supplementary Data" and in “Part I, Item 1A. Risk Factors - Legal and Regulatory Risks - We are subject to a wide variety of laws, regulations and government policies, including with respect to product quality and labeling and the environment, which may change in significant ways.” appearing elsewhere in this Annual Report on Form 10-K.
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
We currently have in force insurance policies covering property, general liability, excess liability, workers’ compensation, employer’s liability, product liability, product recall, fiduciary and other coverages. We seek to maintain coverages consistent with market practices and required by those customers with whom we do business. Where appropriate for the protection of our property and interests, we also require others with whom we do business to provide certain coverages for our benefit. We believe that we are appropriately insured for the insurable risks associated with our business.
Employees
As of December 31, 2016, we had 1,319 employees at our facilities worldwide, of whom 758 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We believe we have a good working relationship with our employees, which has resulted in high productivity and low turnover in key production positions. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2020 at the Chicago Heights facility; International Union of Operating Engineers, Local No. 369 through April 21, 2019 at the Nashville facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2017 at the Chicago (Waterway) facility; the United Steelworkers, Local No. 6304 through April 30, 2017 at the Port Maitland, Ontario facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Gases, Similares y Conexos de la República Mexicana, at the Mexico facilities. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years (next scheduled for June 2018).

Executive Officers
The following table and biographical material present information about the persons serving as our executive officers:

Name	Age	Position
Kim Ann Mink	57	Chairman, Chief Executive Officer and President
Han Kieftenbeld	51	Senior Vice President and Chief Financial Officer
Charles Brodheim	53	Vice President, Corporate Controller and Information Technology
Sherry Duff	49	Senior Vice President, Chief Marketing and Technology Officer
Amy Hartzell	41	Vice President, Supply Chain and Purchasing
Joshua Horenstein	40	Vice President, Chief Legal Officer and Corporate Secretary
Jean Marie Mainente	53	Senior Vice President, Chief Human Resources Officer
Yasef Murat	62	Senior Vice President, Global Manufacturing
Biographical Material
Kim Ann Mink, Ph.D. has been the Chief Executive Officer and President of Innophos since December 2015, a director of Innophos since February 2016 and Chairman since February 2017. Prior to joining Innophos, she served as Business President of Elastomers, Electrical and Telecommunications at The Dow Chemical Company, or Dow Chemical, from September 2012 to December 2015. Dr. Mink joined Dow Chemical in April 2009 as Global General Manager, Performance Materials and President and Chief Executive Officer of ANGUS Chemical Co. (then a fully owned subsidiary of Dow Chemical). Prior to joining Dow Chemical, Dr. Mink was Corporate Vice President and Global General Manager, Ion Exchange Resins at the Rohm and Haas Company (now a fully owned subsidiary of Dow Chemical), where she spent more than 20 years serving in numerous senior roles with increasing responsibilities. From September 2012 to December 2015, Dr. Mink served as a member of the Board of Advisors of Catalyst Inc. From November 2012 to December 2016, she served as a member of the National Board of Trustees of the ALS Association. In addition, in 2014, Dr. Mink was named to STEMconnector's 100 Diverse Corporate Leaders in STEM. Dr. Mink received her B.A. in Chemistry from Hamilton College and a Ph.D. in Analytical Chemistry from Duke University. She is a graduate of the Wharton School of Business Management Program.
Han Kieftenbeld has been the Senior Vice President and Chief Financial Officer of Innophos since April 2016. From June 2014 to July 2015, Mr. Kieftenbeld served as the Global Chief Financial Officer at AB Mauri, a worldwide leader in bakery ingredients. From December 2010 to June 2014, Mr. Kieftenbeld served as the Global Chief Procurement Officer of Ingredion Incorporated, a leading global ingredient solutions provider. Prior to that, Mr. Kieftenbeld served as Chief Financial Officer at Akzonobel N.V. from 2007 to 2010 and, before that, at ICI PLC from 1997 to 2007. Currently, Mr. Kieftenbeld serves as a non-executive advisor and board member at Themis Analytics, an international sales and marketing decision analytics solutions provider to the pharmaceutical industry. Mr. Kieftenbeld earned a master’s degree from New York University Stern School of Business, London School of Economics and Political Science, as well as the HEC School of Management, Paris. He holds a B.S. in Business Economics and Accounting from Windesheim University in the Netherlands.
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

Sherry Duff is the Senior Vice President, Chief Marketing and Technology Officer of Innophos, a position that she has held since July 2016. Previously, from November 2011 to June 2015, Ms. Duff served as the President and Managing Director of Arista Laboratories, Inc., a U.S. subsidiary of Molins, PLC that provides tobacco testing services. From 1997 to October 2011, Ms. Duff held a series of positions of increasing responsibility at Arch Chemicals, Inc., global biocides company, including most recently as its Director, Strategic Planning, Business Development & Government Affairs. Ms. Duff received BS degree in Chemistry from the University of Connecticut and her MBA degree from Rensselaer Polytechnic Institute at Hartford.

Amy Hartzell is the Vice President, Supply Chain and Purchasing at Innophos, a position that she has held since April 2016. She worked at Dow Chemical Company from 2009 to March 2016, serving in positions of increasing responsibility, including most recently as its Global Director, Corporate Supply Chain Center of Excellence. Ms. Hartzell began her career at

Rohm and Haas Company in 1997, serving in positions of increasing responsibility until Rohm and Haas Company was acquired by Dow Chemical Company. Ms. Hartzell earned a BS from Lehigh University and an MBA from La Salle University.

Joshua Horenstein is the Vice President, Chief Legal Officer and Corporate Secretary of Innophos, a position he held since March 2016. Mr. Horenstein joined Innophos in 2010 as Corporate Counsel and M&A Attorney and has since held various legal positions of increasing responsibility. Before joining Innophos, Mr. Horenstein practiced law at several leading law firms, including Ballard Spahr, LLP, Pepper Hamilton, LLP and Flaster/Greenberg P.C. and was also Vice President and Chief Legal Officer at Rock Your Phone, Inc., a technology start-up company. Mr. Horenstein received his law degree from the University of Pennsylvania Law School and he holds bachelor degrees in Economics and Political Science from Penn State University.
Jean Marie Mainente is the Senior Vice President, Chief Human Resources Officer for Innophos. Ms. Mainente joined Innophos in July 2015. Previously, from 2010 to 2015, Ms. Mainente served as Senior Vice President at Hudson Gain, a leadership solutions firm, leading the talent development practice. In her role at Hudson Gain, she partnered with Innophos on various talent initiatives, including succession planning, executive coaching and team development. Prior to joining Hudson Gain, Ms. Mainente held a variety of human resources and marketing roles, including at Bayer Corporation, formerly Sterling Drug, from 1988 to 1998 and again from 2006 to 2010, Avaya Inc. from 2004 to 2005 and Bristol-Myers Squibb from 1998 to 2004. Ms. Mainente earned an M.B.A. in Marketing from Pace University and a B.S. in Management & Organizational Behavior and Industrial Relations from Rider University.
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
Available Information
The Securities and Exchange Commission, or the SEC, maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Innophos, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. Innophos files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
Risks Related to Our Business Operations
External Factors Impacting Profitability - Our profitability may be affected by factors beyond our control.
Our operating income and ability to increase profitability depend to a large extent upon our ability to price finished products at a level that will cover manufacturing and raw material costs and provide an acceptable profit margin. Our ability to maintain appropriate price levels is determined by a number of factors largely beyond our control, such as the economic conditions of the geographic regions in which we conduct our operations, raw materials availability and pricing, competitive factors, adoption of new regulations (in the U.S. and any other jurisdiction in which we do business) and customer preferences, each of which is discussed further below.
Raw Materials Availability and Pricing - The success of our business depends on our ability to successfully source sufficient amounts of the raw materials used in our products at competitive prices, often from a limited number of suppliers, some of whom with we do not have a long-term contract in place.
The success of our business depends on our ability to source sufficient amounts of the raw materials used in our products at competitive prices. Our principal raw materials consist of phosphate rock, sulfur and sulfuric acid, MGA, PPA and energy (principally natural gas and electricity). We are not currently integrated vertically back to our success of supply of these raw materials, and we do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw materials.
Our raw materials are purchased under supply contracts that vary from long-term multi-year supply arrangements to annual agreements. We also rely on spot suppliers.  Because we do not have long-term agreements in place to cover all of our raw materials, we are subject to risks that we may not be not be able to secure the raw materials needed for our products on favorable terms, or at all. We cannot be sure that the annual or other periodic contracts we have in place for our raw materials can be renewed at all or on similar terms to the current terms. In addition, with respect to those suppliers with whom we do have long-term agreements, we cannot be certain that our suppliers will not seek to terminate, modify or disrupt performance under such agreements. For example, in 2016, PCS notified us that it is terminating our supply agreement for PPA effective July 2018. As a result of such termination, we are continuing to qualify and develop additional sources for future PPA supply needs after July 2018, which could increase our operating costs or curtail our ability to manufacture products and adversely impact the competitive positions of our products.
Pricing within our supply contracts is typically set according to predetermined formulae dependent on price indices or market prices with pricing for some shorter term contracts set by negotiation with reference to market conditions. The prices we pay under these contracts will generally lag the underlying market prices of the raw material, which exposes us to risks in the event the cost of the raw materials decreases quickly. Approximately 25% of our supply of these principal raw materials is bought under fixed annual pricing arrangements, which provides us price certainty but exposes us to risks of the cost of such materials decreasing. Pricing for our remaining supply of raw materials typically adjusts in line with changes in market prices or with approximately a three month lag to market price changes.
Various market conditions can affect the price and supply of our raw materials. The primary demand for both phosphate rock and sulfur, globally, is for fertilizer production. The costs of these materials are heavily influenced by demand conditions in the fertilizer market and freight costs, which historically have been volatile. Prices for both materials have experienced periodic significant increases and decreases over the past ten years. Increased raw material pricing may adversely affect our margins if we are not able to offset costs with sales price increases. See “Competition - The success of our business depends on our ability to successfully compete in extremely competitive markets” below.
Although there are multiple available global suppliers to supply phosphate rock to our Coatzacoalcos, Mexico site, in 2017, we expect the majority of our phosphate rock requirements to come from a limited number of these suppliers. Although our Coatzacoalcos facility was upgraded to handle alternative grades of rock without adversely affecting operating efficiency, further investment may be required to realize the full benefits of improved process flexibility. Process efficiency issues may arise over longer time periods as the plant processes rock from various sources, necessitating further investment or changes in rock suppliers to maintain and improve our current plant processing capabilities or to meet evolving needs. We cannot be sure that efficiency issues will not arise, or if they do, that our existing or other suppliers would be able to supply sufficient additional quantities or grades to meet our full requirements, which may weaken our ability to maintain our existing levels of operations. Although the diversification of our phosphate rock supply base has reduced our dependence on any one supplier, tight demand conditions overall in the fertilizer market would mean that our purchases could be constrained should any major supplier experience a significant disruption in its ability to supply, for example, as a result of capacity constraints, political unrest, or adverse weather conditions in the areas where that supplier operates.
We are also subject to risks stemming from local social and political conditions in those jurisdictions where the phosphate rock that supports our operations is sourced. The phosphate rock that it utilized by PCS to supply MGA to our Geismar, Louisiana facility is subject to those social and political conditions in Western Sahara, where PCS sources the phosphate rock, which territory has had a long history of social and political upheaval. If PCS is unable to source phosphate rock or sufficient amounts of phosphate rock, our MGA supply would be disrupted and our ability to manufacture our products could be materially adversely affected.
Although natural gas prices have remained relatively steady in the past several years, wide fluctuations in natural gas prices, which have occurred historically, may result from relatively minor changes in supply and demand, market uncertainty, and other factors, both domestic and foreign, that are beyond our control. In addition, natural gas is often a substitute for petroleum-based energy supplies and natural gas prices are positively correlated with petroleum prices. Future increases in the price of petroleum (resulting from increased demand, political instability or other factors) may result in significant additional increases in the price of natural gas. We typically purchase natural gas at spot market prices for use at our facilities, which exposes us to that price volatility, except in those instances where, from time to time, we enter into longer term, fixed-price natural gas contracts.
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
We face significant competition in each of our markets. In some markets, our products are subject to price pressure due to factors such as competition from low-cost producers, import competition and regulation, transaction risks associated with foreign currency exchange fluctuations, excess industry capacity and consolidation among our customers and competitors. These developments, and particularly future expansions by one or more competitors, have had and are expected to continue to have a negative effect on our pricing abilities. Our operations are subject to currency fluctuation transaction risks.  We may from time to time be at a competitive disadvantage as a result of the strengthening of the U.S. Dollar, which can place us at a competitive disadvantage with respect to our foreign competitors selling competing products into the markets to which we sell our products.  We believe that the strength of the U.S. Dollar in 2016 had a negative impact on our competitive position and our revenues, and we believe that a strong U.S. Dollar will continue to have a negative impact on our competitive position and revenues. In addition, in the specialty ingredients industry, price competition is also based upon a number of other considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. Thus, new products or technologies developed by competitors may also have an adverse impact on our pricing capability. Our competitors continue to seek to develop improvements to the purified wet acid method to produce PPA, the method utilized by Innophos, which, if developed, may hurt our competitive position.   In addition, new technologies are being developed to attempt to produce PPA at a cheaper cost than the thermal acid method or the purified wet acid method, including a kiln-based thermal method. Any such new or improved technology that is developed would be expected to reduce the barriers to entry and/or significantly increase competition in the markets in which we compete, all of which would be expected to harm our competitive position and our business. Although we have a number of product quality improvement and product enhancement initiatives underway, we cannot assure that our efforts in maintaining differentiation will be successful.

From time to time, including throughout 2016, we have experienced pricing pressure, particularly from significant customers. In addition, in 2016, we experienced pricing pressure resulting from manufacturing overcapacity outside of North America, including manufacturing overcapacity in China, which we expect to continue for the foreseeable future. We have also faced increased pricing pressure as a result of the Chinese government continuing to encourage export activity by rolling over its low export tariff on solid fertilizers and eliminating its export tariff on phosphoric acid, which pressure is expected to continue for the foreseeable future. In the past, we have taken steps to reduce costs, focus on higher margin products and resist possible price reductions by structuring our contracts and developing strong “value-oriented” non-price related customer service relationships. However, price reductions in the past, including in 2016, have adversely affected our sales and margins, including the mix between our high margin and low margin products. If we are not able to offset price pressure when it arises through improved operating efficiencies, reduced expenditures, improved product margin mix and other means, we may be subject to those same effects in the future.
We have experienced and are continuing to experience more intense pricing pressures in markets, and for applications, where competing producers, particularly those located in China, have similar product offerings, established supply relationships, and potential cost advantages. Historically, this pricing pressure has occurred most frequently in markets such as South America where we do not have local production capability and for less specialized products such as detergent grade STPP. Chinese phosphate producers generally utilize the “thermal” method, a process more heavily dependent on energy that may be cost advantaged compared to “wet” method producers (such as Innophos) during periods of low energy prices, although several producers have arisen in China using the wet process. Both North African and some Chinese producers are integrated back to phosphate rock, which also may provide cost advantages to them depending on the markets in which they choose to compete. The relative competitiveness of Belgium, Chinese, Russian and North African producers increased in 2016.We faced significant competition from importers of PPA products and derivatives into North America, including Prayon. If the relative competitiveness of competing producers continues to increase, or they are successful in extending their product lines to more specialized product applications, pricing pressure on Innophos could continue to increase significantly, which would negatively impact our sales and margins.
Legal and Regulatory Risks - We are subject to a wide variety of laws, regulations and government policies, including with respect to product quality and labeling and the environment, which may change in significant ways
Our business is subject to regulation under a wide variety of laws, rules and regulations in each jurisdiction in which we have operations or conduct business, including the United States, Canada, Mexico and China. There can be no assurance that laws, regulations and policies will not be changed in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. Inability to comply with these regulations could adversely affect our status in these projects and adversely affect our results of operations, financial position and cash flows.
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
Moreover, as we increase operations in foreign jurisdictions, such as China where a new facility was operational in 2013, and export existing products into new markets or new products into markets where they have not previously been sold, we are subject to a variety of regulatory requirements in jurisdictions that may have unique challenges, or slow processes.
Additional laws or regulations focused on phosphate-based products may be implemented in the future. Regulators in the United States and other jurisdictions may choose to no longer allow phosphates as a synthetic ingredient in products labeled with “organic” claims.
A number of states within the United States, and Canada (countrywide), have effectively banned the use of phosphate-based products in consumer automatic dishwashing detergents. The trade association that includes major manufacturers of consumer automatic dishwashing detergents has actively supported these efforts in the United States and Canada, with non-phosphate legislation becoming effective in Canada and many states in the United States in July 2010. In addition, the European Union enacted legislation to effectively ban phosphates in consumer detergents with a first phase beginning 2013, and in Australia an industry-led voluntary phosphate ban took effect in 2014. These trends and related changes in consumer preferences have already reduced our requirements for automatic dish markets and we have responded with a shift in our capabilities to serve other food and industrial applications. Furthermore, although phosphates are still permitted for consumer detergent applications in many Latin American countries and other parts of the world, we cannot be sure that similar bans may not be implemented in some or all of these markets in the future or that additional customers will not reformulate their products to reduce STPP content in an effort to market a reduced phosphate content product line. We expect some detergent grade STPP reformulation in 2017, which will adversely affect our financial results.
Additional laws, regulations or distribution policies focused on reduced use of other phosphate-based products could occur in the future. For example, some jurisdictions have increased restrictions or banned the use of polyphosphoric acid in asphalt road construction while others have eased restrictions or are in the process of allowing its use. Over the past ten years, several states in the United States have implemented new or updated regulations relating to the use of polyphosphoric acid in asphalt road construction, many of which restrict such or require approvals (which may include trials) before such use is permitted. If restrictions are instituted in multiple jurisdictions or throughout the United States and Canada, a significant impact on our business could occur.
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
Some existing environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at those locations without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use, which may expose us to liability. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites (including sites which we might acquire or to which we may have sent hazardous waste) in the future, which could expose us to liability. For example, future environmental spending is probable at our site in Nashville, Tennessee, as discussed further in Note 16 (Commitments and Contingencies) of the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. We continue to investigate, monitor and/or clean-up contamination at most of these sites. In addition, we recently reached an agreement with federal and Louisiana authorities with respect to alleged non-compliance at our Geismar, Louisiana facility, as discussed further in Note 16 (Commitments and Contingencies) of the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. This settlement agreement contained a fine and subjects us to ongoing compliance obligations, including with respect to our development and implementation of a government-approved deep well injection system at the plant to handle the co-product separated at the site. If we fail to fully develop, complete and operate this deep well injection system, we could be forced to develop alternative solutions for handling the subject co-product, which alternatives may be costly and time-consuming, and we could face additional fines and other penalties. Due to the uncertainties associated with environmental investigations, clean-ups and other obligations, as well as the ongoing nature of the investigations, clean-ups and other obligations at our sites, we cannot predict precisely the nature, cost, and timing of our future remedial obligations with respect to our sites.
Consumer Preferences - Changes in consumer preferences and perceptions may lessen the demand for our products, which could reduce our sales and profitability and harm our business.

Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products containing phosphates in favor of foods that are perceived as being healthier could reduce our sales and profitability, and such reductions could be material. Increasing concern among consumers, public health professionals and government agencies about the potential health concerns associated with obesity and inactive lifestyles (reflected, for instance, in taxes designed to combat obesity which have been imposed recently in North America) represent a significant challenge to some of our customers, including those engaged in the food and soft drink industries.

Public perception in the United States, Europe and other markets, which may be driven by public opinions and publications concerning phosphate products in relation to their safety, may affect our sales and operations. Regulators in the United States and other jurisdictions may choose to change recommended daily intake levels for total phosphate in the diet or added phosphates in food. In addition, U.S. class action trends related to “natural” and “clean labeling” in foods also may affect our sales and operations. Public interest organization spotlighting, through public awareness and publications, regarding the contribution of meat-based diets to phosphate life cycle concerns in the environment may also affect our sales in Europe and other jurisdictions. Additional demand restrictions may arise from producers reformulating to reduce or eliminate phosphate content, as has been announced over the past few years by major consumer packaged goods manufacturers and major food chains.
International Operations - We are subject to a variety of risks with respect to our foreign operations.
We have significant production operations in Mexico and Canada, and a smaller blending facility for food ingredients in China. We continually evaluate business opportunities that may expand our operations to other areas beyond our current operations. We believe that revenue from sales outside the United States will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, the most notable being currency fluctuations and devaluations, economic and business conditions that differ from U.S. cycles, divergent social and political conditions that may become unsettled or even disruptive, communication and translation delays and errors due to cultural and language barriers and less predictable outcomes from differing legal and judicial systems. Our risks in those regards are likely to be greatest as we continue to implement our business in China, where we are subject to risks associated with complying with China’s regulatory requirements, changes in local economic conditions, currency devaluations and potential disruption from socio-political activities in that country. Among the additional risks potentially affecting our Mexican operations are changes in local economic conditions, currency devaluations, potential disruption from socio-political violence in that country, and difficulty in contract enforcement due to differences in the Mexican legal and regulatory regimes compared to those of the United States. Risks to our Canadian operations include a differing federal and provincial regulatory environment from that in the United States, currency fluctuations and devaluations. In the event that we establish operations in additional regions, our exposures to risks from the noted causes and from other as yet unknown causes may increase.
In addition, we are required to comply with the laws of each jurisdiction in which we have operations or sell our products, including safety and quality laws, product and facility registration laws, marketing laws, environmental laws, antitrust laws and import and export control laws. The laws of these jurisdictions vary significantly, and we have limited experience in complying with the laws of certain such jurisdictions, including China. Violations of such laws may result in restrictions being imposed on our operating activities, substantial fines, civil or criminal penalties, damages, the rescission of operating permits, third-party claims for property damage or personal injury, or other costs.
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
As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act, or FCPA, which generally prohibit U.S. companies, their subsidiaries and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We are also subject to the comparable anti-corruption laws of other countries in which we operate. We sell many of our products in developing countries through sales agents and distributors whose personnel are not subject to our disciplinary procedures. Although we and our subsidiaries are committed to conducting business in a legal and ethical manner wherever we operate, and we communicate and seek to monitor compliance with our policies by all who do business with us, we cannot be sure that all our third party distributors or agents remain in full compliance with the FCPA or comparable foreign regulations at all times. Violations of the FCPA or similar anti-corruption laws by us or our distributors or agents may result in severe criminal or civil sanctions, could disrupt our business, and could adversely affect our reputation.
Labor Relations - Our profitability could be negatively impacted if we fail to maintain satisfactory labor relations.
Approximately 42% percent of our U.S. and 76% percent of our non-U.S. employees are members of unions. Strikes, lockouts or other work stoppages or slowdowns involving our unionized employees could have a material adverse effect on our business.

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
Certain Financial Risks
Impairment Charges - The recognition of impairment charges on goodwill or long-lived assets could adversely impact our future financial position and results of operations.

We have approximately $130 million of total intangible assets at December 31, 2016, consisting of $84 million of goodwill and $46 million of other intangible assets. Additionally, we have approximately $205 million of long-lived assets at December 31, 2016.

We perform an annual impairment assessment for goodwill and our indefinite-lived intangible assets, and as necessary, for other long-lived assets. If the results of such assessments were to show that the fair value of these assets were less than the carrying values, we could be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material. Based on the results of the annual assessment, we concluded that as of December 31, 2016, the fair value of all of our reporting units was greater than their carrying value.

Even though it was determined that there was no additional long-lived asset impairment as of December 31, 2016, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date during the fourth quarter of 2017.

Tax Rates - Changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.

We are subject to income taxes in the United States and in various other foreign jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates including potential tax reform in the US to broaden the tax base and reduce deductions or credits, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits.

The recoverability of deferred tax assets, which are predominantly in the U.S., are dependent upon our ability to generate future taxable income in these jurisdictions. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.
Interest Rates - Increased interest rates could increase our borrowing costs.
From time to time we may issue securities or seek additional borrowings to finance acquisitions, capital expenditures, working capital and for other general corporate purposes. An increase in interest rates in the general economy could result in an increase in our borrowing costs for these financings, as well as under any existing debt that bears interest at an un-hedged floating rate.
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
In December 2016, we entered into a credit agreement with a group of lenders to establish a credit facility, which credit facility essentially replaced our existing credit facility at that time. This credit facility imposes operating and financial restrictions on us, including affirmative and negative covenants that prohibit or limit a variety of actions by Innophos generally without the lenders’ approval. These include covenants that affect our ability, among other things, to: incur or guarantee indebtedness; create liens; enter into mergers, recapitalizations or assets purchases or sales; change names; make certain changes to our business; make restricted payments that include dividends, purchases and redemptions of equity; make advances, investments or loans; effect sales and leasebacks; enter into transactions with affiliates; allow negative pledges or limitations on the repayment abilities of subsidiaries; or amend subordinated debt. In addition to these restrictions and covenants, our credit facility requires us to comply with specified financial maintenance covenants. We cannot guarantee that we will be able to maintain compliance with these covenants. In addition, any of these restrictions or covenants could limit our ability to plan for or react to market conditions or meet certain capital needs and could otherwise restrict our corporate activities. For example, our results of operations may limit our borrowing base to a level below that which we seek to establish. Any such limitation could harm our business.

Additional Funding - We may not have access to the funds required for future growth and expansion.
We may need additional funds to grow and expand our operations. We expect to fund our capital expenditures from operating cash flow to the extent we are able to do so and from our credit facility. If our operating cash flow is insufficient to fund our capital expenditures, we may either reduce our capital expenditures or further utilize our credit facility. For further strategic growth through mergers or acquisitions, we may also seek to generate additional liquidity, including beyond our existing credit facility, through the sale of debt or equity securities in private or public markets, through the sale of non-productive assets or through additional borrowings under our existing credit facility and/or additional facilities. We cannot provide any assurance that our cash flows from operations and our existing credit facility will be sufficient to fund anticipated capital expenditures or that we will be able to obtain additional funds from financial markets or from the sale of assets at terms favorable to us or at all. If we are unable to generate sufficient cash flows or raise sufficient additional funds to cover our capital expenditures or other strategic growth opportunities, we may not be able to achieve our desired operating efficiencies and expansion plans, which may adversely impact our competitiveness and, therefore, our results of operations.

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
The information set forth in Note 16 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Market Data
Our common stock has been listed and traded since November 2006 on the Nasdaq Global Select Market under the symbol “IPHS.”
Stock price comparisons:

	2016			2015
Quarter	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First	$31.79	$23.12	$0.48	$62.62	$53.92	$0.48
Second	42.21	31.10	0.48	59.55	49.54	0.48
Third	44.28	37.26	0.48	53.84	39.53	0.48
Fourth	57.16	38.17	0.48	44.17	28.98	0.48
The Company declared a $0.48 per share dividend in the first quarter of 2017.The number of holders of record of our common stock at February 21, 2017 was 7,808.
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
Because we are a holding company, substantially all assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends on our common stock is limited by restrictions in our indebtedness affecting the ability to pay dividends. See Note 9 of Notes to Consolidated Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” and Part I, Item 1A. Risk Factors - Certain Financial Risks - Contingencies Affecting Dividends - Our ability to pay dividends in the future may be compromised." appearing elsewhere in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The Company did not have any share repurchases on the open market during 2016.From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. In March 2016, the Company reacquired an aggregate of 2,475 shares at a price of $30.91 per share in connection with the surrender of restricted shares by employees for tax purposes. In December 2016, the Company reacquired an aggregate of 1,964 shares at a price of $52.26 per share in connection with the surrender of restricted shares by employees for tax purposes.

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

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of operations data:
Net sales	$725,345	$789,147	$839,186	$844,129	$862,399
Cost of goods sold	574,953	645,818	651,722	685,830	684,979
Gross profit	150,392	143,329	187,464	158,299	177,420
Operating expenses:
Selling, general and administrative	67,555	87,304	76,020	70,501	64,320
Research and development	3,739	4,502	4,649	3,928	3,107
Total operating expenses	71,294	91,806	80,669	74,429	67,427
Operating income	79,098	51,523	106,795	83,870	109,993
Interest expense, net	7,669	7,518	4,354	4,426	5,977
Foreign exchange losses (gains), net	1,111	3,882	5,085	3,197	(1,957)
Income before income taxes	70,318	40,123	97,356	76,247	105,973
Provision for income taxes	22,347	13,777	32,895	26,741	31,783
Net income	$47,971	$26,346	$64,461	$49,506	$74,190
Allocation of net income to common shareholders	$47,683	$26,274	$64,324	$49,442	$74,150
Per share data:
Income (loss) per share:
Basic	$2.47	$1.31	$2.96	$2.25	$3.40
Diluted	$2.44	$1.29	$2.91	$2.21	$3.30
Cash dividends declared	$1.92	$1.92	$1.76	$1.45	$0.89
Weighted average shares outstanding:
Basic	19,271,448	20,032,300	21,753,270	21,933,843	21,795,155
Diluted	19,581,476	20,323,385	22,121,903	22,345,980	22,475,881

	(Dollars in thousands)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Other data:
Cash flows provided from (used in):
Operating activities	$139,109	$98,926	$126,781	$91,677	$100,535
Investing activities	(36,599)	(31,699)	(29,398)	(37,840)	(104,766)
Financing activities	(67,072)	(86,018)	(94,042)	(47,519)	(5,066)
Capital expenditures	36,599	31,699	27,955	33,415	33,060
Ratio of earnings to fixed charges (1)	8.0x	5.1x	15.7x	11.1x	14.1x
(1) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

	(Dollars in thousands)
	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance sheet data:
Cash and cash equivalents	$53,487	$17,905	$36,207	$32,755	$26,815
Accounts receivable	77,692	79,743	90,551	88,434	94,033
Inventories	128,295	172,667	184,621	181,467	163,606
Property, plant & equipment, net	205,459	199,494	198,988	201,985	195,723
Total assets	643,011	669,553	728,411	745,666	738,511
Total debt	185,000	213,002	136,005	163,009	176,000
Total stockholders’ equity	$347,226	$333,260	$463,007	$463,419	$444,323
Items included in the preceding tables which had a significant impact on results are summarized as follows:
2016 included restructuring costs of approximately $1.5 million before tax ($0.2 million in cost of goods sold and $1.3 million in selling, general and administrative expense). 2015 included management transition expenses and restructuring costs of approximately $20.4 million before tax ($3.3 million in cost of goods sold and $17.1 million in selling, general and administrative expense) and the Company's stock repurchase program which increased financing activities by $125.0 million, which was partially offset by increased borrowings; 2013 included the acquisition of Chelated Minerals International, Inc. (now part of our nutritional ingredients business), increasing investing activities by approximately $5.0 million and an after tax benefit of $5.4 million ($7.2 million before tax) for the settlement of the Mexican Comision National del Agua, or CNA Fresh Water Claims. 2012 included the acquisitions of AMT Labs, Inc. and Triarco Industries, Inc. (now part of our nutritional ingredients business), increasing investing activities by approximately $71.7 million and an after tax benefit of $7.2 million ($7.1 million before tax) for the settlement with Rhodia on their liability for the charges to be paid the CNA for the Fresh Water Claims.

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

Background
Innophos is a leading international producer of specialty ingredient solutions that deliver versatile benefits for the food, health, nutrition and industrial markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a broad range of other specialty nutritional ingredients. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients and cleaning agents in toothpaste, and they also provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.
2016 Overview
Our financial performance in 2016 was highlighted by:

•	Net sales of $725.3 million compared to $789.1 million for 2015, a decrease of $63.8 million mostly attributable to:

◦
Selling price decreases of $23.9 million of which $15.3 million was largely from GTSP due to weak fertilizer market conditions; for Specialty Phosphates, the $8.6 million decline in price is mostly from competitive pressures due to the strength of the U.S. Dollar against the euro and Chinese-based competitors, due to lower export tariffs, with respect to PPA and products for the specialty horticulture markets; and

◦
Volume decreases of $39.9 million mostly recognized in the United States and Canada Specialty Phosphates segment due to reduced sales in lower margin, less differentiated applications and reduced demand across product lines in core markets served. GTSP reported stronger volumes of $10.9 million to offset the lower prices during 2016;

•	Reduced input and operating costs by $44.0 million during 2016 due to cost reduction actions to offset negative margin impact due to revenue decreases;

•	Net income of $48.0 million, an 82% increase versus 2015;

•	Capital expenditures of $36.6 million with approximately 65% spent on plant maintenance and 35% spent on strategic initiatives;

•	Earnings per share of $2.44 (diluted), up 89% versus 2015;

•	Total year dividends of $1.92 per share paid on the common stock in 2016, a payout ratio of 78%;

•	Delivered 690 basis point reduction in working capital as a percent of sales through improvements in planning processes and a disciplined focus on slow-moving inventory;

•	Operating cash flow of $139.1 million, up 41% year-over-year, reducing net debt by 33% and leverage to 1.1x EBITDA;

•	Entered into a new senior secured credit facility increasing the Company's borrowing capacity by 39% to $450.0 million.

•	Entered two-year tolling agreement for GTSP co-product business effective December 1, 2016 which is expected to significantly reduce earnings volatility in this product.
Recent Trends and Outlook
Specialty Phosphates volumes declined by 7% for full year 2016 compared with 2015, in line with expectations, primarily driven by reduced sales in lower margin, less differentiated applications and weak end market demand due to continued pressures on packaged foods.
2017 is expected to be another year of transition with a focus on protecting earnings and delivering cash while continuing to build on the Company's commercial excellence, operational excellence and strategic growth initiatives.
Overall market conditions and competitive landscape for 2017 are expected to be similar to the prior year. Full year earnings are therefore expected to be broadly in line with 2016. Management continues to pursue cost actions and productivity initiatives given the challenging market conditions.
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Net sales	$725.3	100.0	789.1	100.0	839.2	100.0
Cost of goods sold	574.9	79.3	645.8	81.8	651.7	77.7
Gross profit	150.4	20.7	143.3	18.2	187.5	22.3
Operating expenses:
Selling, general and administrative	67.6	9.3	87.3	11.1	76.0	9.1
Research & development	3.7	0.5	4.5	0.6	4.7	0.6
Income from operations	79.1	10.9	51.5	6.5	106.8	12.7
Interest expense, net	7.7	1.1	7.5	1.0	4.4	0.5
Foreign exchange losses (gains), net	1.1	0.2	3.9	0.5	5.0	0.6
Provision for income taxes	22.3	3.1	13.8	1.7	32.9	3.9
Net income	$48.0	6.6	$26.3	3.3	64.5	7.7

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2016 were $725.3 million, a decrease of $63.8 million, or 8.1%, as compared to $789.1 million for 2015. Specialty Phosphates sales were down 8.1%, or $59.4 million, with volumes lower by 6.9%, or $50.8 million, and selling prices lower by 1.2%, or $8.6 million. The volume decrease was mostly recognized in the United States and Canada Specialty Phosphates segment due to reduced sales in lower margin, less differentiated applications, and reduced demand across product lines in core markets served. GTSP & Other sales were down 7.8%, or $4.4 million, with prices lower by 27.1%, or $15.3 million, but volumes higher by 19.3%, or $10.9 million.
The Company calculates pure selling price dollar variances as the selling price for the current year period minus the selling price for the prior year period, and then multiplies the resulting selling price difference by the prior year period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the year ended December 31, 2016 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Specialty Phosphates US & Canada	(0.7)%	(9.3)%	(10.0)%
Specialty Phosphates Mexico	(2.9)%	1.4%	(1.5)%
Total Specialty Phosphates	(1.2)%	(6.9)%	(8.1)%
GTSP & Other	(27.1)%	19.3%	(7.8)%
Total	(3.0)%	(5.1)%	(8.1)%
The following table illustrates for the year ended December 31, 2016 the percentage changes for net sales by Specialty Phosphates product lines compared with the prior year, including the effect of price and volume/mix changes:

	Price	Volume/Mix	Total
Specialty Ingredients	(0.2)%	(8.2)%	(8.4)%
Food & Technical Grade PPA	(4.6)%	(6.2)%	(10.8)%
STPP & Detergent Grade PPA	(1.4)%	1.4%	—%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2016 was $150.4 million, an increase of $7.1 million, or 5.0%, as compared to $143.3 million for 2015. Gross profit percentage increased to 20.7% for the year ended December 31, 2016 versus 18.2% for 2015. Gross profit in 2016 was favorably affected by $21.7 million lower raw material costs, largely phosphate rock and sulfur, $9.4 million lower manufacturing costs due to savings from the 2015 restructuring program and focus on cost controls, $6.2 million favorable exchange effects from our Mexican peso and Canadian dollar based costs, and $1.1 million lower depreciation. These favorable effects were partially offset by $23.9 million lower selling prices and $16.1 million lower sales volume. Included in 2015 gross profit was $3.4 million increase in inventory reserves, $3.3 million restructuring and management transition costs, and $2.0 million cost due to a supplier revision of their 2014 costs.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the year ended December 31, 2016 were $71.3 million, a decrease of $20.5 million, or 22.3%, as compared to $91.8 million for 2015. The decrease was primarily due to $8.9 million lower costs related to savings from the 2015 restructuring program, $4.5 million lower restructuring costs, and $1.1 million favorable exchange rate from Mexican peso based costs, partially offset by $3.7 million higher employee related expenses for short-term incentive accruals and stock compensation expense, $1.0 million of strategy consulting fees and first quarter 2016 CEO transition costs, and $0.6 million costs from the refinancing of our credit facility. Included in 2015 was $11.3 million management transition costs.

Operating Income
Operating income for the year ended December 31, 2016 was $79.1 million, an increase of $27.6 million, or 53.6%, as compared to $51.5 million for 2015. Operating income percentages increased to 10.9% for 2016 from 6.5% for 2015.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2016 was $7.7 million, an increase of $0.2 million, or 2.7%, as compared to $7.5 million for 2015. The increase was primarily due to higher average interest rates on borrowings, mostly offset by lower interest charges from U.S. federal and state amended tax returns from prior periods.
Foreign Exchange
Foreign exchange for the year ended December 31, 2016 was a loss of $1.1 million as compared to a loss of $3.9 million for 2015. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the U.S. Dollar strengthened throughout 2016 versus the Mexican Peso and the Canadian Dollar, the remeasurement of the net foreign asset denominated balances contributed to a net foreign exchange loss for 2016. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 32% for the year ended December 31, 2016 compared to 34% for 2015. The more significant variances in the effective tax rate included a Mexican de-consolidation deferred tax liability adjustment in 2016 which decreased the tax rate by 4% year over year, partially offset by lower domestic production activities deduction on the U.S. federal return which increased the tax rate by 2% year over year.
Net Income
Net income for the year ended December 31, 2016 was $48.0 million, an increase of $21.7 million, as compared to $26.3 million for 2015, due to the factors described above.

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

Segment Reporting
The Company reports its core Specialty Phosphates business separately from GTSP & Other. Specialty Phosphates consists of three products lines: Specialty Ingredients; Food & Technical Grade PPA; and STPP & Detergent Grade PPA. Our nutritional ingredients business is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. GTSP & Other includes fertilizer co-product GTSP and other non-Specialty Phosphate products. The primary performance indicators for the chief operating decision maker are sales and EBITDA. The following table sets forth the historical results of these indicators by segment for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Segment Net Sales
Specialty Phosphates US & Canada	$511,304	$568,332	$594,446
Specialty Phosphates Mexico	162,095	164,489	167,423
Total Specialty Phosphates	673,399	732,821	761,869
GTSP & Other	51,946	56,326	77,317
Total	$725,345	$789,147	$839,186
Net Sales % Growth
Specialty Phosphates US & Canada	(10.0)%	(4.4)%
Specialty Phosphates Mexico	(1.5)%	(1.8)%
Total Specialty Phosphates	(8.1)%	(3.8)%
GTSP & Other	(7.8)%	(27.1)%
Total	(8.1)%	(6.0)%
Segment EBITDA
Specialty Phosphates US & Canada	$68,457	$73,031	$104,617
Specialty Phosphates Mexico	49,408	30,723	35,905
Total Specialty Phosphates	117,865	103,754	140,522
GTSP & Other (a) (b)	(2,399)	(17,578)	(3,351)
Total	$115,466	$86,176	$137,171
Segment EBITDA % of net sales
Specialty Phosphates US & Canada	13.4%	12.9%	17.6%
Specialty Phosphates Mexico	30.5%	18.7%	21.4%
Total Specialty Phosphates	17.5%	14.2%	18.4%
GTSP & Other (a) (b)	(4.6)%	(31.2)%	(4.3)%
Total	15.9%	10.9%	16.3%
Depreciation and amortization expense
Specialty Phosphates US & Canada	$25,752	$26,442	$24,264
Specialty Phosphates Mexico	7,940	9,558	9,416
Total Specialty Phosphates	$33,692	36,000	33,680
GTSP & Other	3,787	2,535	1,781
Total	$37,479	$38,535	$35,461

(a)	The year ended December 31, 2015 includes a $11.8 million charge to earnings for management transition expenses and $8.6 million charge to earnings for restructuring reserves.

(b)	The year ended December 31, 2016 includes $1.5 million charge to earnings for restructuring costs.
A reconciliation of net income to EBITDA follows:

	2016	2015	2014
Net income	$47,971	$26,346	$64,461
Provision for income taxes	22,347	13,777	32,895
Interest expense, net	7,669	7,518	4,354
Depreciation and amortization	37,479	38,535	35,461
EBITDA	$115,466	$86,176	$137,171

Segment Net Sales:
Specialty Phosphates US & Canada net sales decreased 10.0% for the year ended December 31, 2016 compared with the same period in 2015. Average selling prices decreased by 0.7% and volumes decreased 9.3% due to reduced sales of lower margin, less differentiated applications, and reduced demand across product lines in core markets served. Net sales decreased 4.4% for the year ended December 31, 2015 when compared with the same period in 2014. Average selling prices decreased by 2.9%, mainly due to increased competitive pressures from European and Chinese competitors following the strengthening of the U.S. dollar in late 2014. Overall volumes decreased 1.5%, with decreases in Specialty Ingredients partially offset by increased Food & Technical Grade PPA volumes which recovered from weak 2014 levels.
Specialty Phosphates Mexico net sales decreased 1.5% for the year ended December 31, 2016 compared with the same period in 2015. Average selling prices decreased 2.9%, primarily due to competitive pressures on PPA and specialty horticulture markets, while volumes increased 1.4%. Net sales decreased 1.8% for the year ended December 31, 2015 when compared with the same period in 2014. Selling prices decreased 2.4%, primarily due to increased Chinese competitive pricing pressures in part due to reductions in governmental export tariffs on solid fertilizers. Overall volumes increased 0.6%, with increases in Food & Technical Grade PPA volumes partially offset by decreases in Specialty Ingredients and STPP & Detergent Grade PPA volumes.
GTSP & Other net sales decreased 7.8% for the year ended December 31, 2016 compared with the same period in 2015. Average selling prices decreased 27.1% due to the weakest fertilizer market conditions in seven years, while volumes increased 19.3%. Net sales decreased 27.1% for the year ended December 31, 2015 when compared with the same period in 2014. Volumes decreased 26.5% due to very weak market demand, particularly in the fourth quarter 2015, and selling prices decreased 0.6%.
Segment EBITDA Percentage of Net Sales:
The 50 basis point increase in Specialty Phosphates US & Canada EBITDA margins for the year ended December 31, 2016 compared with 2015 is due to lower sales volume/mix which decreased margins by 220 basis points, lower average selling prices which decreased margins by 60 basis points, increased raw material costs, primarily PPA and MGA, which decreased margins 50 basis points, and costs related to the refinancing of our credit facility which decreased margins by 10 basis points. This decrease was partially offset by lower manufacturing and operating cost which increased margins by 260 basis points and favorable exchange rate and translation effects which increased margins by 30 basis points. Included in 2015 was higher inventory reserves which increased margins by 60 basis points in 2016 and cost for low production rates in late 2014 that caused higher cost to be recorded in 2015 which increased margins by 40 basis points in 2016. The 470 basis point decrease in Specialty Phosphates US & Canada EBITDA margins for the year ended December 31, 2015 compared with 2014 is due to lower average selling prices which decreased margins by 240 basis points, increased raw material costs, primarily PPA and MGA, which decreased margins 100 basis points, low production rates in late 2014 that caused higher cost to be recorded in 2015 which decreased margins by 100 basis points, higher inventory reserves which decreased margins by 60 basis points, higher manufacturing cost which decreased margins by 90 basis points, and increased cost due to timing on fixed cost in inventory which decreased margins by 50 basis points. This decrease was partially offset by lower operating expenses which increased margins by 100 basis points, higher sales volume/mix which increased margins by 40 basis points, favorable exchange rate effects which increased margins by 20 basis points, and lower turnaround costs which increased margins by 10 basis points.
The 1,180 basis point increase in Specialty Phosphates Mexico EBITDA margins for the year ended December 31, 2016 compared with the same period in 2015 is due to lower raw material costs which increased margins by 1,020 basis points, favorable exchange rate and translation effects which increased margins by 400 basis points, and lower manufacturing and operating cost which increased margins by 40 basis points. This increase was partially offset by lower average selling prices which decreased margins by 250 basis points and lower sales volume/mix which decreased margins by 30 basis points. The 270 basis point decrease in Specialty Phosphates Mexico EBITDA margins for the year ended December 31, 2015 compared with the same period in 2014 is due to higher manufacturing and operating cost which decreased margins by 400 basis points, lower average selling prices which decreased margins by 190 basis points, higher raw material costs, primarily sulfur, which decreased margins by 110 basis points, and higher turnaround costs which decreased margins by 80 basis points. This decrease was partially offset by favorable exchange rate and translation effects which increased margins by 480 basis points and higher sales volume/mix which increased margins by 30 basis points.
The 2,660 basis point increase in GTSP & Other EBITDA margins for the year ended December 31, 2016 compared with the same period in 2015 is due to lower restructuring/management transition costs which increased margins by 3,360 basis points, higher sales volume/mix which increased margins by 2,650 basis points, lower raw material costs which increased margins by 1,440 basis points, and favorable exchange rate and translation effects which increased margins by 360 basis points. This increase was partially offset by lower selling prices which decreased margins 4,890 basis points and higher manufacturing costs which decreased margins 260 basis points. The 2,690 basis point decrease in GTSP & Other EBITDA margins for the year ended December 31, 2015 compared with the same period in 2014 is due to restructuring/management transition costs recorded in the period which decreased margins by 2,640 basis points, lower sales volume/mix which decreased margins by 600 basis points, increased cost due to changes in inventory which decreased margins by 290 basis points, a lower of cost or market reserve which decreased margins by 120 basis points, lower selling prices which decreased margins 60 basis points, and higher turnaround costs which decreased margins by 50 basis points. This decrease was partially offset by lower manufacturing and operating costs which increased margins 580 basis points and favorable exchange rate and translation effects which increased margins by 370 basis points. Included in 2014 was the accrual of Geismar, Louisiana plant contingent liabilities which increased margins by 120 basis points in 2015.
Innophos has presented the segment disclosure information under the reporting structure in place during 2016. During the first quarter of 2017, Innophos will change the way information will be regularly reviewed by our CODM to a market view, which will reflect the way we will manage and operate the business. Our measure of segment profitability will continue to be EBITDA. We will recast all prior periods in future filings to conform to the new presentation.
Liquidity and Capital Resources
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2016	2015	2014
Operating Activities	$139.1	$98.9	$126.8
Investing Activities	(36.6)	(31.7)	(29.4)
Financing Activities	(67.1)	(86.0)	(94.0)
Effect of foreign exchange rate changes	0.1	0.5	0.1

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
Net cash provided by operating activities was $139.1 million for the year ended December 31, 2016 as compared to $98.9 million for 2015, an increase of $40.2 million. The increase in operating activities cash resulted from favorable changes of $21.7 million in net income as described earlier and $41.3 million in non-cash adjustments to income, primarily changes in deferred income tax provision, partially offset by unfavorable changes of $16.4 million in working capital and $6.4 million in other long term assets and liabilities.
The unfavorable change in working capital is derived from it being a source of cash of $41.2 million in 2016 compared to a source of $57.6 million in 2015, a decrease in cash of $16.4 million. The unfavorable change in working capital was due to unfavorable changes in other current liabilities of $46.8 million, largely due to U.S. income tax payments of $18.6 million for immediate recognition of revenue for income tax purposes which is not expected to recur and severance payments of $8.5 million, other current assets of $23.9 million due to lower VAT balances and vendor deposits in 2015 compared to 2014, and accounts receivable of $8.7 million. These unfavorable effects were mostly offset by favorable changes in inventory of $31.9 million due to lower raw material costs and adjusted inventory levels to align with lower customer demand, and accounts payable of $31.1 million, which will be paid in the first quarter of 2017. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $0.1 million, $0.2 million, $1.8 million, $1.3 million, and $0.3 million as of December 31 2016, September 30, 2016, June 30, 2016, March 31, 2016, and December 31, 2015, respectively, was consistent with the last four quarters' average.
Total inventories as of December 31, 2016 decreased $44.0 million from December 31, 2015 levels, due to lower raw material costs and adjusted inventory levels to align with lower customer demand, resulting in days of inventory on hand decreasing to 81 days as of December 31, 2016. The following chart shows its historical performance:

	2016	2015	2014
Inventory Days on Hand	81	98	103
Net cash used for investing activities was $36.6 million for the year ended December 31, 2016, compared to $31.7 million for 2015, an increase in spending of $4.9 million.

Approximately 65% of the 2016 capital spending was for plant maintenance projects and the remaining 35% was for strategic growth initiatives. The majority of the strategic growth investments were focused on improving the capacity and capability of our North Salt Lake, UT and Chicago (Waterway), IL facilities as well as the preliminary engineering and equipment investment for the the deep well injection system project at our Geismar, LA facility. The company expects to spend $16 million on the project with most of the spending occurring in 2017.
Net cash from financing activities for the year ended December 31, 2016, was a use of $67.1 million, compared to a use of $86.0 million in 2015, an increase in cash of $18.9 million. This increase in cash was largely due to $125.0 million decreased stock repurchases and $13.0 million decreased loan repayments, partially offset by $118.0 million decreased loan borrowings. The loan borrowings in 2015 were largely used to fund the share repurchases in that year.

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
The favorable change in working capital is derived from it being a source of cash of $57.6 million in 2015 compared to a source in 2014 of $21.0 million, an increase in cash of $36.6 million. The favorable change in working capital was due to favorable changes in other current liabilities of $27.7 million, primarily driven by a change in current income taxes payable in the U.S. of $27.7 million for the immediate recognition of income for U.S. income tax purposes, inventory of $15.1 million, due to increases in inventory reserves and lower PPA on hand for year-end 2015, accounts receivable of $12.9 million, and other current assets of $11.5 million as a result of VAT collections and reduction in prepaid income taxes in Mexico, partially offset by an unfavorable change in accounts payable of $30.6 million due to larger than usual vendor payables at year end 2014 which were paid in the first quarter of 2015. Accounts receivable as a percent of quarterly sales, when adjusted for GTSP open accounts receivable of $0.3 million, $0.9 million, $0.9 million, $0.8 million, and $0.9 million as of December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014, respectively, was consistent with the last four quarters' average.
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
Net cash from financing activities for the year ended December 31, 2015, was a use of $86.0 million, compared to a use of $94.0 million in 2014, an increase in cash of $8.0 million. This increase in cash was largely due to $150.0 million increased loan borrowings, partially offset by $46.0 million increased loan repayments and $95.7 million increased stock repurchases. The loan borrowings were largely used to fund the share repurchases.
Liquidity
Indebtedness
Total debt was $185.0 million as of December 31, 2016. Short term and long term debt net of cash was $131.5 million as of December 31, 2016, a decrease of $63.6 million, or 32.6% from the December 31, 2015 level.

In December 2016, Innophos entered into a new senior secured credit facility, or Credit Agreement, with a group of lenders, or the Lenders, increasing the Company's borrowing capacity. The Credit Agreement replaced the term loan of

$100.0 million and revolving line of credit under the old facility with a $450.0 million revolving line of credit, including a $20.0 million letter of credit sub-facility and a $20.0 million swingline loan facility, all maturing on December 22, 2021. Interest accruing on amounts borrowed under the revolving line is based on an applicable margin over LIBOR (London Interbank Offered Rate) or bank base rate, ranging from 100 to 225 basis points for LIBOR and 0 to 125 basis points for base rate loans, in each case with loan period and interest alternative as chosen by the Company, which margin is adjusted quarterly depending on a total leverage ratio (as computed under the Credit Agreement) for the period in question. Commitment fees on the unused revolving line range from 12.5 to 37.5 basis points, depending on total leverage ratio (as computed under the Credit Agreement) for the period in question. The current applicable margin for LIBOR based loans, base rate loans and the commitment fee are 175, 75 and 27.5 basis points, respectively.
The Credit Agreement also provides for possible additional revolving indebtedness under an incremental facility of up to $150.0 million (for an aggregate of revolving capacity up to $600.0 million) upon future request by the Company to existing Lenders (and depending on their consent) or from other willing financial institutions invited by the Company and reasonably acceptable to the administrative agent to join in the Credit Agreement. This revolving credit facility increase, if implemented, may provide for higher applicable margins to either the increased portion or possibly the entire revolving credit facility, with limitations, than those in effect for the original revolving commitments under the Credit Agreement. Refer to Note 9 of Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data”.
In December 2012, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt, which is currently outstanding under our current Credit Agreement, to a fixed rate to maturity obligation of 0.9475% plus the applicable margin on the debt expiring on December 21, 2017. The fair value of this interest rate swap is an asset of approximately $14 thousand as of December 31, 2016.
Although it had no outstanding debt for the applicable period except attributable to its senior bank credit facilities, Innophos and its subsidiaries and affiliates may from time to time seek to acquire or otherwise retire outstanding debt through public or privately negotiated transactions, exchanges or otherwise. Debt repurchases or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material. Refer to Note 9 of Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data”.
Capital Expenditures

Capital expenditures were $36.6 million for 2016. Approximately 65% of the 2016 capital spending was for plant maintenance projects and the remaining 35% was for strategic growth initiatives. The majority of the strategic growth investments were focused on improving the capacity and capability of our North Salt Lake, UT and Chicago (Waterway), IL facilities as well as the preliminary engineering and equipment investment for the the deep well injection system project at our Geismar, LA facility to handle the raffinate separated at the plant. The company expects to spend $16 million on the project with most of the spending occurring in 2017. Overall, 2017 capital expenditures are forecast to be between $45 million and $50 million.
Other Liquidity Matters
As indicated elsewhere, the Company increased the quarterly dividend on its common stock to an annual rate of $1.92 per share starting with the third quarter 2014 payment. That policy may change and is subject to numerous conditions and variables. See the section entitled “Dividends” in Item 5 of this Form 10-K and "Risk Factors - Certain Financial Risks - Contingencies Affecting Dividends - Our ability to pay dividends in the future may be compromised."
On December 31, 2016, the Company had cash and cash equivalents outside the United States of $38.0 million, or 71% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. In connection with a review of the Company’s overall cash position and anticipated cash needs, during the fourth quarter of 2015, we made a $266 million distribution of certain foreign earnings in the form of an intercompany note. This distribution resulted in an immaterial net tax impact. Our current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States in addition to the $266 million, we may be required to accrue and pay United States taxes to repatriate these funds.
The Company has incurred costs associated with involuntary termination benefits associated with its corporate-related initiatives, as well as the management transition. During 2015, the Company incurred restructuring and management transition costs of $8.6 million and $11.8 million, respectively. The amounts recorded within selling, general and administrative expenses in the statements of operations were $17.1 million and cost of goods sold were $3.3 million. During

2016, we incurred additional amounts in connection with continued restructuring of $1.6 million (including accelerated stock compensation of $0.3 million) within selling, general and administrative expenses and $0.1 million within cost of goods sold. The Company expects to make $4.7 million of payments associated with these actions within the next twelve months.
The Company’s available financial resources allow for the continuation of dividend payments, pursuit of acquisition projects and further geographic expansion initiatives. We further believe that on-hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit in the Credit Agreement, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash, our future operating cash flows and our existing revolving line of credit. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the Company may have to take alternative actions that differ from current operating plans.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance or special purpose entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments
The following table sets forth our long-term contractual cash obligations as of December 31, 2016 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Revolver borrowings (1)	$185,000	$—	$—	$—	$—	$185,000	$—
Future Service Pension Benefits	10,153	684	790	859	936	1,006	5,878
Other (2)	131,266	77,153	54,113	—	—	—	—
Operating Leases	38,789	6,344	5,732	5,117	4,154	3,969	13,473
Total contractual cash obligations	$365,208	$84,181	$60,635	$5,976	$5,090	$189,975	$19,351
 ______________________

(1)	Amounts exclude interest payments. Interest on the $185.0 million current balance of the revolver borrowings at current rates would be approximately $4.7 million annually.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

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
Claims and Legal Proceedings
The categories of asserted or unasserted claims for which the Company has estimated a probable liability and for which amounts are estimable are critical accounting estimates. Please refer to Part I, Item 3. "Legal Proceedings" and the section entitled “Commitments and Contingencies” in Note 16 of Notes to Consolidated Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” for additional information about such estimates.
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
Deferred tax assets are assessed for recoverability and a valuation allowance is considered necessary if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We continue to analyze our current and future profitability and probability of the realization of our net deferred tax assets in future periods. Please refer to the section entitled “Income Taxes” (contained in Note 15) of Notes to Consolidated Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” for additional information regarding deferred taxes.
Goodwill
Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. Accounting Standards Codification (ASC) 350, “Intangibles-Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year. Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach include the cash flow forecasts for each of our reporting units, the discount rate and the terminal value. The five year cash flow forecasts of the Company’s reporting units is based upon management’s estimate at the date of the assessment, which incorporates managements long-term view of selling prices, sales volumes for Innophos’ products, key raw materials and energy costs, and our operating cost structure. The aggregated fair value of our reporting units was reconciled to our market capitalization at the date of the assessment, plus a suitable control premium. The terminal value was determined by applying business growth factors for each reporting unit which are in-line with longer term growth rates, to the latest year for which a forecast exists.
Our market capitalization during fourth quarter of 2016 exceeded the book value of our equity.
Our reporting units for goodwill purposes are Specialty Phosphates United States, Specialty Phosphates Canada, Specialty Phosphates Mexico, Innophos Nutrition and GTSP & Other. As of October 31, 2016, the Company performed step one of the annual goodwill impairment test for each reporting unit and concluded that the fair values of all the reporting units, excluding Innophos Nutrition, were in excess of their carrying values by more than 25%. We used discount rates which commensurate with the risks inherent to each reporting unit and in our cash flow forecasts. Discount rates used in our 2016 reporting unit valuations ranged from 10% to 11%.

Based on the current management estimates, the fair value of Innophos Nutrition is approximately 20% greater than the carrying value. An increase in the discount rate of 2% used in the goodwill impairment testing calculation would result in an estimated fair value below the carrying value for this reporting unit. If revenue levels decline or remain flat, and management does not take other compensating actions, there is an increased likelihood that the fair value may be below the carrying value for this reporting unit. The goodwill assigned to Innophos Nutrition is $32.7 million.
The development of future cash flow projections requires management estimates related to forecasted sales and expected costs trends. To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections, impairment losses may occur in future periods.
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

The fair value of the options granted during 2016, 2015 and 2014 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected volatility	33.8%	40.8%	50.1%
Dividend yield	6.6%	4.3%	3.2%
Risk-free interest rate	1.4%	1.7%	2.0%
Expected term in years	6.6	6.0	6.0
Weighted average grant date fair value of stock options	$4.62	$12.14	$20.15
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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $38 thousand. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $177 thousand.
Recently Issued Accounting Standards
New accounting standards effective in 2016 are described in the Recent Accounting Pronouncements section in Note 1 of Notes to Consolidated Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data.”

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
At December 31, 2016, we had a $450.0 million revolving credit facility, of which $185.0 million was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy), under the credit facility established by our Credit Agreement. Total remaining availability was $264.0 million, taking into account $1.0 million in face amount of letters of credit issued under the sub-facility. In December of 2012, we entered into an interest rate swap, swapping the LIBOR exposure on $100 million of floating rate debt, which is currently outstanding under our current Credit Agreement, to a fixed rate to maturity obligation of 0.9475% expiring in December 2017. The fair value of this interest rate swap is an asset of approximately $14 thousand as of December 31, 2016.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $85.0 million outstanding borrowings as floating rate debt (not included in the swap) under our credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.9 million per year.
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
Inflation and changing prices
Our costs and expenses will be subject to inflation and price fluctuations. Significant price fluctuations in raw materials, freight, and energy costs, if not compensated for by cost savings from production efficiencies or price increases passed on to customers could have a material effect on our financial condition and results of operations. See “Part I, Item 1A. Risk Factors - Raw Materials Availability and Pricing - The success of our business depends on our ability to successfully source sufficient amounts of the raw materials used in our products at competitive prices, often from a limited number of suppliers, some of whom with we do not have a long-term contract in place.” in this Annual Report on Form 10-K for a discussion of the risks associated with our sourcing raw materials.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Innophos Holdings, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Innophos Holdings, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 28, 2017

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$53,487	$17,905
Accounts receivable, net	77,692	79,743
Inventories	128,295	172,667
Other current assets	23,894	23,514
Total current assets	283,368	293,829
Property, plant and equipment, net	205,459	199,494
Goodwill	84,373	84,373
Intangibles and other assets, net	69,811	91,857
Total assets	$643,011	$669,553
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,002
Accounts payable, trade and other	51,611	36,898
Other current liabilities	43,605	63,204
Total current liabilities	95,216	104,104
Long-term debt	185,000	209,000
Other long-term liabilities	15,569	23,189
Total liabilities	$295,785	$336,293
Commitments and contingencies (note 16)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,777,690 and 22,586,016; outstanding 19,455,011 and 19,290,025 shares	19	19
Paid-in capital	134,694	132,399
Common stock held in treasury, at cost (3,322,679 and 3,295,991 shares)	(175,051)	(174,685)
Retained earnings	389,048	378,321
Accumulated other comprehensive loss	(1,484)	(2,794)
Total stockholders' equity	347,226	333,260
Total liabilities and stockholders' equity	$643,011	$669,553

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Year Ended December 31,
	2016	2015	2014
Net sales	$725,345	$789,147	$839,186
Cost of goods sold	574,953	645,818	651,722
Gross profit	150,392	143,329	187,464
Operating expenses:
Selling, general and administrative	67,555	87,304	76,020
Research & development expenses	3,739	4,502	4,649
Total operating expenses	71,294	91,806	80,669
Operating income	79,098	51,523	106,795
Interest expense, net	7,669	7,518	4,354
Foreign exchange losses	1,111	3,882	5,085
Income before income taxes	70,318	40,123	97,356
Provision for income taxes	22,347	13,777	32,895
Net income	$47,971	26,346	64,461
Net income attributable to common shareholders	$47,683	$26,274	$64,324
Per share data (see Note 12):
Income per share:
Basic	$2.47	$1.31	$2.96
Diluted	$2.44	$1.29	$2.91
Weighted average shares outstanding:
Basic	19,271,448	20,032,300	21,753,270
Diluted	19,581,476	20,323,385	22,121,903

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $24, $192, and $221)	$(39)	$(314)	$(360)
Change in pension and post-retirement plans, (net of tax ($749), ($194), and $377)	1,349	333	(888)
Other comprehensive (loss) income, net of tax	$1,310	$19	$(1,248)
Comprehensive income	$49,281	$26,365	$63,213

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2013	21,893	$22	$364,515	$100,447	$(1,565)	$463,419
Net income			64,461			64,461
Other comprehensive loss, (net of tax $598)					(1,248)	(1,248)
Proceeds from stock award exercises and issuances	119			160		160
Share-based compensation				3,280		3,280
Excess tax benefits from exercise of stock options				1,071		1,071
Common stock repurchases	(528)	(1)		(29,482)		(29,483)
Restricted stock forfeitures	(4)			(202)		(202)
Dividends declared			(38,451)			(38,451)
Balance, December 31, 2014	21,480	$21	$390,525	$75,274	$(2,813)	$463,007
Net income			26,346			26,346
Other comprehensive income, (net of tax ($2))					19	19
Proceeds from stock award exercises and issuances	139			246		246
Share-based compensation				6,618		6,618
Excess tax benefits from exercise of stock options				975		975
Common stock repurchases	(2,319)	(2)		(124,998)		(125,000)
Restricted stock forfeitures	(10)			(401)		(401)
Dividends declared			(38,550)			(38,550)
Balance, December 31, 2015	19,290	$19	$378,321	$(42,286)	$(2,794)	$333,260
Net income			47,971			47,971
Other comprehensive income, (net of tax ($725))					1,310	1,310
Proceeds from stock award exercises and issuances	192			(1,428)		(1,428)
Share-based compensation				3,732		3,732
Excess tax benefits from exercise of stock options				(9)		(9)
Restricted stock forfeitures	(27)			(366)		(366)
Dividends declared			(37,244)			(37,244)
Balance, December 31, 2016	19,455	$19	$389,048	$(40,357)	$(1,484)	$347,226

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$47,971	$26,346	$64,461
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	37,479	38,535	35,461
Amortization of deferred financing charges	680	615	526
Deferred income tax provision (benefit)	9,534	(36,637)	2,846
Share-based compensation	2,822	6,618	3,280
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,058	10,784	(2,087)
Decrease (increase) in inventories	44,012	12,071	(3,054)
(Increase) decrease in other current assets	(634)	23,264	11,761
Increase (decrease) in accounts payable	14,703	(16,436)	14,195
(Decrease) increase in other current liabilities	(18,926)	27,932	213
Changes in other long-term assets and liabilities	(590)	5,834	(821)
Net cash provided from operating activities	139,109	98,926	126,781
Cash flows used for investing activities:
Capital expenditures	(36,599)	(31,699)	(27,955)
Acquisition of intangible assets	—	—	(1,443)
Net cash used for investing activities	(36,599)	(31,699)	(29,398)
Cash flows from financing activities:
Proceeds from exercise of stock options	17	246	160
Long-term debt borrowings	41,000	159,000	9,000
Long-term debt repayments	(69,002)	(82,003)	(36,004)
Deferred financing costs	(1,495)	(277)	(191)
Excess tax benefits from exercise of stock options	(9)	975	1,071
Common stock repurchases	(366)	(125,401)	(29,684)
Dividends paid	(37,217)	(38,558)	(38,394)
Net cash used for financing activities	(67,072)	(86,018)	(94,042)
Effect of foreign exchange rate changes on cash and cash equivalents	144	489	111
Net change in cash	35,582	(18,302)	3,452
Cash and cash equivalents at beginning of period	17,905	36,207	32,755
Cash and cash equivalents at end of period	$53,487	$17,905	$36,207

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
More recently, Innophos' focus has expanded to include the bioactive mineral and nutritional ingredients sector. Bioactive mineral ingredients are mineral based ingredients for food, beverage and dietary supplement end markets that are manufactured to be readily digestible. Historically, Innophos has enjoyed a strong position in “macronutrients,” such as calcium, magnesium and potassium that are required in relatively large amounts for a balanced diet. Innophos is now continuing to build a strong position in “micronutrients”, such as chromium, selenium, zinc and iron, small quantities of which are also essential to the human diet. Innophos continues to target growth in the botanical and enzyme based specialty nutritional ingredients sector. As with the bioactive mineral ingredients, botanical and enzyme based specialty nutritional ingredients are important to Innophos' customers for their nutritional value, and mineral, botanical and specialty phosphate ingredients are often formulated together. Innophos' more recent focus on the botanical and enzyme based specialty nutrional ingredients sector, together with Innophos’ existing strength in specialty phosphates, has created a strong position for Innophos in the attractive and higher growth specialty nutritional ingredients market.
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
Accounts Receivable and Allowances for Doubtful Accounts

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Trade accounts receivable are recorded at the invoiced amount and does not bear interest. The collectability of accounts receivable is evaluated based on a combination of factors. Allowances for doubtful accounts is evaluated based on the length of time the receivables are past due, historical experience and financial wherewithal of the customer. In circumstances when it is probable that a specific customer is unable to meet its financial obligations, an allowance is recorded to reduce the receivable to the amount that is reasonably expected to be collected.
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
Goodwill
Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. ASC 350, “Intangibles—Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. The development of future cash flow projections requires management estimates related to forecasted sales and expected costs trends. To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections, impairment losses may occur in future periods. If the entity determines that it's more likely than not that the fair value of a reporting unit exceeds the carrying amount, then performing the traditional two-step impairment test is unnecessary. If a company determines otherwise, then it is required to perform the first step of the two-step impairment test. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. The annual goodwill impairment review is conducted during the fourth quarter of each year.
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
Income Taxes
The Company’s significant subsidiaries are the Company's United States subsidiaries which file a consolidated U.S. tax return, the Company's Mexican subsidiaries which filed consolidated Mexico tax returns from 2011 through 2015, but changed to filing separate tax returns in 2016, the Company's Canadian subsidiary which files a separate Canadian tax return and the Netherlands which files a fiscal unity return. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.
Deferred tax assets are assessed for realizability and a valuation allowance is provided if a portion of the associated tax benefit is not expected to be realized.
If any material uncertain tax positions arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. Other than the assessments disclosed in Note 15, Income Taxes, as of December 31, 2016, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
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
In August 2014, the FASB issued guidance which establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance is effective for the interim and annual periods ending after December 15, 2016; early adoption is permitted. The adoption of the new accounting rules did not have a material effect on our financial position, results of operations and related disclosures.
In January 2015, the FASB issued new accounting rules which remove the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The new rules were effective for us in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on our financial position, results of operations and related disclosures.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015 issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. Under ASU 2015-03, debt issuance costs reported on the consolidated balance sheet would be reflected as a direct deduction from the related debt liability rather than as an asset. While ASU 2015-03 addresses costs related to term debt, ASU No. 2015-15 provides clarification regarding costs to secure revolving lines of credit, which are, at the outset, not associated with an outstanding borrowing. ASU No. 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line-of-credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015, and early adoption is permitted. The adoption of the new accounting rules did not have a material impact on our financial position, results of operations and related disclosures.
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
Issued but not yet adopted
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the FASB approved the deferral of the effective date of this guidance by one year (with an option to early adopt at the original effective date), making it effective for the interim and annual periods beginning on or after December 15, 2017. As a result, this guidance will be effective for the Company beginning in fiscal year 2018, with an option to early adopt in fiscal year 2017. The guidance permits the use of either a retrospective or modified retrospective transition method. We will adopt the standard using the modified retrospective transition method on January 1, 2018 and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures. Our ongoing evaluation of the impact of the guidance includes the revenue recognition of certain free on board destination point sales across all of our businesses.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on our financial position, results of operations and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We are currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows. ASU 2016-15 clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. This ASU is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted in the first interim period of 2017. The adoption of this guidance is not expected to have a significant effect on our financial position, results of operations and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We do not anticipate the adoption of the new accounting rules will have a material impact on our financial position, results of operations and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We would apply this guidance to applicable transactions after the adoption date.
  In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We are currently in the process of evaluating the impact of adoption of the ASU on our financial position, results of operations and related disclosures.

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
During 2016, we incurred additional amounts in connection with continued restructuring of $1.6 million (including accelerated stock compensation of $0.3 million) within selling, general and administrative expenses and $0.1 million within cost of goods sold. The Company expects to make $4.7 million of payments associated with these actions within the next twelve months.
The following table summarizes the activities related to severance and benefits for restructuring and management transition costs:

	2016	2015
Balance at beginning of year	$13,389	$—
Total expense recorded	1,718	20,410
Accelerated share-based compensation expense (a)	(254)	(4,194)
Payments made	(8,497)	(2,827)
Balance at end of year	$6,356	$13,389
(a) Accelerated stock-based compensation expense adjustments due to management transition.

3. Inventories:
Inventories consist of the following:

	2016	2015
Raw materials	$33,185	$44,391
Finished products	81,369	115,305
Spare parts	13,741	12,971
	$128,295	$172,667

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2016 and December 31, 2015 were $13,422 and $16,946, respectively. In 2015, as a result of current deteriorating market conditions, including demand and price erosion, in 2015 the Company increased its obsolescence and net realizable value reserves by approximately $3,033 for Specialty Phosphate products and $1,280 for GTSP.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

4. Other Current Assets:
Other current assets consist of the following:

	2016	2015
Creditable taxes (value added taxes)	$9,722	$8,235
Vendor inventory deposits (prepaid)	3,750	7,977
Prepaid income taxes	4,659	2,668
Prepaid insurance	2,248	2,070
Other	3,515	2,564
	$23,894	$23,514

5. Property, Plant and Equipment, net:
Property, plant and equipment, at cost, consist of the following:

		2016			2015
	Useful life (years)	Gross	Accumulated Depreciation	Net Book Value	Gross	Accumulated Depreciation	Net Book Value
Land	-	$19,053	$—	$19,053	$19,213	$—	$19,213
Land improvements -	3-15	11,303	9,495	1,808	10,920	9,119	1,801
Buildings and improvements -	2-9	9,486	9,419	67	9,486	9,354	132
	10	15,526	9,079	6,447	13,636	7,758	5,878
	14-16	12,105	8,915	3,190	12,094	8,112	3,982
	20	39,128	15,451	23,677	37,796	13,515	24,281
	25-34	21,687	6,741	14,946	22,177	6,096	16,081
Machinery & Equipment -	1-4	24,515	17,801	6,714	20,847	15,241	5,606
	5	46,545	34,824	11,721	42,734	30,297	12,437
	6	49,493	49,216	277	49,201	49,180	21
	7	52,785	44,781	8,004	52,822	40,695	12,127
	8	167,938	150,883	17,055	166,649	147,798	18,851
	9	26,413	26,140	273	26,523	26,181	342
	10	15,920	5,964	9,956	9,545	4,954	4,591
	11	11,852	11,847	5	11,946	11,941	5
	12-13	9,478	9,419	59	9,478	8,950	528
	15	106,587	36,571	70,016	89,753	30,836	58,917
	16-21	1,657	1,060	597	1,657	973	684
Construction-in-progress	-	11,594	—	11,594	14,017	—	14,017
		$653,065	$447,606	$205,459	$620,494	$421,000	$199,494

Depreciation expense, excluding depreciation expense in changes of inventory, was $30,142, $31,594 and $31,156 in 2016, 2015 and 2014, respectively. Depreciation expense in changes of inventory was $113, $(292) and $(2,866), in 2016, 2015 and 2014, respectively. The carrying value of capitalized software, included in machinery and equipment, was $8,141, $10,919 and $12,302 for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Goodwill:

	Specialty Phosphates US	Nutrition	Specialty Phosphates Canada	Specialty Phosphates Mexico	GTSP & Other	Total
Balance, December 31, 2016, 2015 and 2014	$7,237	$32,667	$2,530	$38,584	$3,355	$84,373

7. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	2016	2015
Developed technology and application patents, net of accumulated amortization of $27,778 for 2016 and $24,840 for 2015	7-20	18,497	21,435
Customer relationships, net of accumulated amortization of $18,569 for 2016 and $15,812 for 2015	5-15	20,243	23,000
Trade names and license agreements, net of accumulated amortization of $10,315 for 2016 and $8,944 for 2015	5-20	7,346	8,717
Non-compete agreement, net of accumulated amortization of $1,268 for 2016 and $1,112 for 2015	3-10	65	221
Total intangibles		$46,151	$53,373
Deferred income taxes		$18,432	$28,842
Deferred financing costs, net of accumulated amortization of $3,473 for 2016 and $2,793 for 2015 (see note 9)		2,150	1,335
Other tax assets		997	6,014
Other assets		2,081	2,293
Total other assets		$23,660	$38,484
		$69,811	$91,857

Amortization expense for intangibles was $7,222, $7,233 and $7,171 in 2016, 2015 and 2014, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2017	2018	2019	2020	2021
Intangible amortization expense	$7,008	$6,865	$6,325	$5,707	$5,069

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Other Current Liabilities:
Other current liabilities consist of the following:

	2016	2015
Payroll related	$11,852	$9,513
Taxes other than income taxes	2,624	5,779
Benefits and pensions	5,419	5,764
Freight and rebates	3,579	4,606
Income taxes	9,278	23,609
Restructuring reserve	4,737	9,335
Other	6,116	4,598
	$43,605	$63,204

9. Short-term Borrowings, Long-Term Debt, and Interest Expense:
Short-term borrowings and long-term debt consist of the following:

	2016	2015
Term loan	$—	$88,000
Revolver borrowings under the credit facility due 2022	185,000	125,000
Capital leases	—	2
Total borrowings	$185,000	$213,002
Less current portion	—	4,002
Long-term debt	$185,000	$209,000

In December 2016, Innophos Holdings, Inc. and certain of its directly and/or indirectly wholly-owned subsidiaries (referred to in this note as the "Company") entered into a new senior secured credit facility, or Credit Agreement, with a group of lenders, or the Lenders, increasing the Company's borrowing capacity. The Credit Agreement replaces the term loan of $100.0 million and revolving line of credit under the prior facility with a $450.0 million revolving line of credit, including a $20.0 million letter of credit sub-facility and a $20.0 million swingline loan facility, all maturing on December 22, 2022. Interest accruing on amounts borrowed under the revolving line is based on an applicable margin over LIBOR (London Interbank Offered Rate) or bank base rate, ranging from 100 to 225 basis points for LIBOR and 0 to 125 basis points for base rate loans, in each case with loan period and interest alternative as chosen by the Company, which margin is adjusted quarterly depending on a total leverage ratio (as computed under the Credit Agreement) for the period in question. Commitment fees on the unused revolving line range from 12.5 to 37.5 basis points, depending on total leverage ratio (as computed under the Credit Agreement) for the period in question. The current applicable margin for LIBOR based loans, base rate loans and the commitment fee are 175, 75 and 27.5 basis points, respectively.
The Credit Agreement also provides for possible additional revolving indebtedness under an incremental facility of up to $150.0 million (for an aggregate of revolving capacity up to $600.0 million) upon future request by the Company to existing Lenders (and depending on their consent) or from other willing financial institutions invited by the Company and reasonably acceptable to the administrative agent to join in the Credit Agreement. This revolving credit facility increase, if implemented, may provide for higher applicable margins to either the increased portion or possibly the entire revolving credit facility, with limitations, for interest rates than those in effect for the original revolving commitments under the Credit Agreement.
The obligations of the Company under the Credit Agreement are secured by first priority liens on substantially all the United States assets of the Company, as well as a pledge of 65% of the voting equity of entities holding the Company's foreign subsidiaries.
The Credit Agreement contains representations given to the Lenders about the nature and status of the Company's business that serve as conditions to future borrowings, and affirmative, as well as negative, covenants typical of credit facilities of this kind that prohibit or limit a variety of actions by the Company and its subsidiaries generally without the Lenders’ approval. These include covenants that affect the ability of those entities, among other things, to (a) incur or guarantee indebtedness, (b) create liens, (c) enter into mergers, recapitalizations or assets purchases or sales, (d) change names, (e) make

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

certain changes to their business, (f) make restricted payments that include dividends, purchases and redemptions of equity (g) make advances, investments or loans, (h) effect sales and leasebacks or (i) enter into transactions with affiliates, (j) allow negative pledges or limitations on the repayment abilities of subsidiaries or (k) amend subordinated debt. However, subject to continued compliance with the overall leverage restrictions described in more detail below, the Company retains flexibility under the Credit Agreement to develop its business and achieve strategic goals by, among other things, being permitted to take on additional debt, pay dividends (as long as the Total Leverage Ratio shall be .25 less than the then applicable level described below), re-acquire equity and make domestic acquisitions. Foreign acquisitions and investments are also permitted up to a fixed limit which is set initially at $213.0 million and can increase with ongoing cash generation up to as high as $425.0 million.
Among its affirmative covenants, the Credit Agreement requires the Company to maintain the following consolidated ratios (as defined and calculated according to the Credit Agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.50 to 1.00.
(b) “Interest Coverage Ratio” greater than or equal to 3.00 to 1.00.
As of December 31, 2016, the Accessible Borrowing Availability was $264.0 million and the Total Leverage Ratio and Interest Coverage Ratio calculated in accordance with the agreement were 1.51 and 17.60, respectively.
As of December 31, 2016, the Company was in full compliance with all debt covenant requirements.
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
Fees and expenses incurred in 2016 with the Credit Agreement were approximately $1.5 million. This amount was recorded as deferred financing costs and are being amortized over the term of the Credit Agreement using the effective interest method.
As of December 31, 2016, $185.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy), with total availability at 264.0 million, taking into account $1.0 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.8%.
In December 2012, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million floating rate debt, which is currently outstanding under the Credit Facility, to a fixed rate to maturity obligation of 0.9475% expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap is an asset of approximately $14 thousand as of December 31, 2016.
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
Total interest paid by the Company for all indebtedness for 2016, 2015 and 2014 was $8.0 million, $5.9 million and $4.1 million.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Year Ended December 31,
	2016	2015	2014
Interest expense	$7,210	$7,079	$3,977
Deferred financing cost	680	615	526
Interest income	(53)	(65)	(40)
Less: amount capitalized for capital projects	(168)	(111)	(109)
Total interest expense, net	$7,669	$7,518	$4,354

10. Other Long-Term Liabilities:
Other long-term liabilities consist of the following:

	2016	2015
Deferred income taxes	$1,282	$2,135
Pension and post retirement liabilities	7,689	9,612
Restructuring reserve	1,618	4,054
Uncertain tax positions	1,974	2,416
Environmental liabilities	1,100	1,100
Other liabilities	1,906	3,872
	$15,569	$23,189

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2016	2015	2014
Stock options	$994	$2,521	$1,346
Restricted stock	1,490	2,080	1,066
Performance shares	(257)	1,507	598
Stock grants	595	510	270
Total stock-based compensation expense (a)	$2,822	$6,618	$3,280
 (a) 2016 and 2015 include accelerated stock-based compensation expense adjustments of $(254) and $4,194, respectfully due to management transition.

A summary of restricted stock activity during the three years ended December 31, 2016, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	33,064	$53.22
Granted	26,995	55.49
Released	(5,894)	52.89
Forfeited / Surrendered	(3,829)	53.13
Outstanding at December 31, 2014	50,336	$54.49
Outstanding at January 1, 2015	50,336	$54.49
Granted	92,433	34.40
Released	(7,066)	53.84
Forfeited / Surrendered	(10,372)	53.27
Outstanding at December 31, 2015	125,331	$40.85
Outstanding at January 1, 2016	125,331	$40.85
Granted	88,836	31.47
Released	(7,796)	53.18
Forfeited / Surrendered	(29,920)	40.79
Outstanding at December 31, 2016	176,451	$35.27

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of stock option activity during the three years ended December 31, 2016, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	668,728	$25.34
Granted	77,391	55.49	20.15
Forfeited / Expired / Surrendered	(33,387)	21.58
Exercised	(87,412)	14.52
Outstanding at December 31, 2014	625,320	$30.87
Exercisable at December 31, 2014	498,719	$24.91
Outstanding at January 1, 2015	625,320	$30.87
Granted	157,961	42.38	12.14
Forfeited / Expired / Surrendered	(37,364)	31.62
Exercised	(53,995)	19.78
Outstanding at December 31, 2015	691,922	$34.33
Exercisable at December 31, 2015	543,905	$31.87
Outstanding at January 1, 2016	691,922	$34.33
Granted	400,215	31.18	4.62
Forfeited / Expired / Surrendered	(260,913)	33.17
Exercised	(91,029)	19.55
Outstanding at December 31, 2016	740,195	$34.84
Exercisable at December 31, 2016	368,159	$37.06

The fair value of the options granted during 2016, 2015 and 2014 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Expected volatility	33.8%	40.8%	50.1%
Dividend yield	6.6%	4.3%	3.2%
Risk-free interest rate	1.4%	1.7%	2.0%
Expected term in years	6.6	6.0	6.0
Weighted average grant date fair value of stock options	$4.62	$12.14	$20.15

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	12,389	54.59
Granted (at targeted return on invested capital and contribution margin growth)	44,698	55.49
Forfeited	—	—
Vested	—	—
Adjustment to estimate of shares to be earned	(12,389)	54.59
Outstanding at December 31, 2014	44,698	$55.49
Outstanding at January 1, 2015	44,698	$55.49
Granted (at targeted return on invested capital and contribution margin growth)	62,225	42.31
Forfeited	—	—
Vested	(37,835)	53.05
Adjustment to estimate of shares to be earned	(36,671)	51.48
Outstanding at December 31, 2015	32,417	$37.58
Outstanding at January 1, 2016	32,417	$37.58
Granted (at targeted return on invested capital and contribution margin growth)	—	—
Forfeited	—	—
Vested	(12,401)	54.46
Adjustment to estimate of shares to be earned	(20,016)	27.12
Outstanding at December 31, 2016	—	$—

The total intrinsic value of options exercised and stock grants during 2016, 2015 and 2014 was $5.9 million, $4.9 million and $5.2 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2016 was $12.9 million and $5.6 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Restricted Stock	Stock Options	Performance Based
Amount	$4,323	$2,216	$—
Weighted-average years to be recognized	1.9	1.4	1.1
The Board of Directors authorized a stock repurchase program, commencing January 1, 2015, pursuant to which the Registrant was authorized to acquire for cash in open market or private transactions from time to time up to $125.0 million of its common stock over the ensuing 12 months. The timing of repurchases and the exact number of shares of common stock to be purchased depended upon market conditions and other factors. The repurchase program was funded through existing liquidity, including borrowings from the Senior Credit Facility, and cash from operations. Treasury stock was recognized at the cost to reacquire the shares. During 2015, the Company repurchased 2,318,720 shares of its common stock on the open market at an average price of $53.91 per share or $125.0 million.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Year Ended December 31,
	2016	2015	2014
Net income	47,971	26,346	64,461
Less: earnings attributable to unvested shares	(288)	(72)	(137)
Net income available to common shareholders	$47,683	$26,274	$64,324
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	19,271,448	20,032,300	21,753,270
Dilutive effect of stock equivalents	310,028	291,085	368,633
Diluted number of weighted average common shares outstanding	19,581,476	20,323,385	22,121,903
Earnings per common share:
Earnings per common share—Basic	$2.47	$1.31	$2.96
Earnings per common share—Diluted	$2.44	$1.29	$2.91

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 445,303, 444,334 and 313,794 for the years ended 2016, 2015 and 2014, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Dividends
The following is the dividend activity for 2016, 2015 and 2014:

	2016
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.48	$0.48	$0.48	$0.48	$1.92
Dividends declared – aggregate	9,256	9,308	9,327	9,326	37,217
Dividends paid – per share	0.48	0.48	0.48	0.48	1.92
Dividends paid – aggregate	9,256	9,308	9,327	9,326	37,217

	2015
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.48	$0.48	$0.48	$0.48	$1.92
Dividends declared – aggregate	10,198	9,863	9,261	9,236	38,558
Dividends paid – per share	0.48	0.48	0.48	0.48	1.92
Dividends paid – aggregate	10,198	9,863	9,261	9,236	38,558

	2014
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.40	$0.40	$0.48	$0.48	$1.76
Dividends declared – aggregate	8,766	8,780	10,477	10,371	38,394
Dividends paid – per share	0.40	0.40	0.48	0.48	1.76
Dividends paid – aggregate	8,766	8,780	10,477	10,371	38,394

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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $38. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $177.
The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2017 are as follows:

	Pension	Other Benefits	Total
Prior service cost	$104	$—	$104
Net actuarial loss (gain)	170	(199)	(29)
Transition obligation	—	23	23

The changes in benefit obligations and fair value of plan assets recognized in other comprehensive loss during 2016 and 2015 are as follows:

	Pension Benefits		Other Benefits		Total
	2016	2015	2016	2015	2016	2015
Change in accumulated other comprehensive income
Amortization of net gain	$(208)	$(226)	$100	$48	$(108)	$(178)
Amortization of prior service cost / transition obligation	(106)	(110)	(23)	(24)	(129)	(134)
Net loss (gain)	(340)	72	(1,521)	(286)	(1,861)	(214)
Total change in accumulated other comprehensive income	(654)	(264)	(1,444)	(262)	(2,098)	(526)
Deferred taxes	203	92	546	101	749	193
Net amount recognized	$(451)	$(172)	$(898)	$(161)	$(1,349)	$(333)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

U.S. Plans
Obligations and Funded Status—U.S. Plans At December 31

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Accumulated benefit obligation at end of year	$2,473	$2,670	$2,974	$4,285
Change in benefit obligation
Benefit obligation at beginning of year	$2,670	$2,904	$4,285	$4,308
Service cost	—	—	172	292
Interest cost	114	114	165	163
Actuarial (gain) loss	(250)	(297)	(1,523)	(316)
Benefits paid	(61)	(51)	(125)	(162)
Benefit obligation at end of year	$2,473	$2,670	$2,974	$4,285
Change in plan assets
Fair value of plan assets at beginning of year	$2,124	$2,098	$—	$—
Actual return on plan assets	200	(23)	—	—
Employer contributions	—	100	125	162
Benefits paid	(61)	(51)	(125)	(162)
Fair value of plan assets at end of year	$2,263	$2,124	$—	$—
Funded status of the plan	$(210)	$(546)	$(2,974)	$(4,285)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(120)	(220)
Noncurrent liabilities	(210)	(546)	(2,854)	(4,065)
Net amounts recognized	$(210)	$(546)	$(2,974)	$(4,285)
Amounts recognized in accumulated other comprehensive income
Prior service (credit) cost	$—	$—	$—	$—
Net actuarial loss (gain)	114	418	(2,274)	(850)
Total amount recognized	$114	$418	$(2,274)	$(850)
Deferred taxes	(43)	(159)	864	323
Net amount recognized	71	259	(1,410)	(527)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost
Service cost	$—	$—	$—	$172	$292	$289
Interest cost	114	114	119	165	163	168
Expected return on plan assets	(145)	(140)	(122)	—	—	—
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss (gain)	—	68	—	(100)	(48)	(69)
Net periodic benefit cost	$(31)	$42	$(3)	$237	$407	$388
Weighted average assumptions for benefit obligation
Discount rate	4.16%	4.50%	4.00%	4.22%	4.25%	4.00%
Expected long-term rate of return on plan assets	6.20%	6.51%	6.65%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.75%	3.75%	3.00%
Weighted average assumptions for net periodic benefit cost
Discount rate	4.50%	4.00%	5.00%	4.25%	4.00%	4.50%
Expected long-term rate of return on plan assets	6.51%	6.65%	6.30%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.75%	3.00%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2017	$75	$120
Fiscal 2018	89	149
Fiscal 2018	100	178
Fiscal 2020	110	180
Fiscal 2021	119	184
Fiscal Years 2022-2026	720	890

Innophos expects to make no contributions to its U.S. defined benefit pension plan in 2017.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2017 fiscal year are $0, $0 and $0, respectively.
The estimated actuarial gain, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2017 fiscal year are $199, $0 and $0, respectively.
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
Innophos, Inc.’s defined benefit pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2016 and 2015 by asset category are as follows:

	Plan Assets at December 31
	2016	2015
Asset Category
Equity securities	92.7%	90.6%
Fixed income securities	7.3	9.4
Total	100.0%	100.0%

The fair values of Innophos, Inc.’s pension plan assets at December 31, 2016 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$2,097	$2,097	$—	$—
Fixed income securities	166	166	—	—
	$2,263	$2,263	$—	$—
Defined Contribution Plan—U.S.
Innophos Inc.’s expense for the defined contribution plan was $3.0 million, $3.5 million and $3.0 million for 2016, 2015 and 2014, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans
Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Accumulated benefit obligation at end of year	$13,128	$12,319	$1,379	$1,299
Change in benefit obligation
Benefit obligation at beginning of year	$12,319	$13,786	$1,299	$1,480
Service cost	362	344	49	46
Interest cost	489	507	51	54
Past service cost	—	—	—	—
Actuarial (gain) loss	—	480	—	44
Benefits paid	(396)	(510)	(58)	(81)
Foreign currency exchange rate changes	354	(2,288)	38	(244)
Benefit obligation at end of year	$13,128	$12,319	$1,379	$1,299
Change in plan assets
Fair value of plan assets at beginning of year	$13,864	$16,727	$—	$—
Actual return on plan assets	931	331	—	—
Employer contributions	—	—	58	81
Benefits paid	(396)	(510)	(58)	(81)
Foreign currency exchange rate changes	399	(2,684)	—	—
Fair value of plan assets at end of year	$14,798	$13,864	$—	$—
Funded status of the plan	$1,670	$1,545	$(1,379)	$(1,299)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$1,670	$1,545	$—	$—
Current liabilities	—	—	(51)	(55)
Noncurrent liabilities	—	—	(1,328)	(1,244)
Net amounts recognized	$1,670	$1,545	$(1,379)	$(1,299)
Amounts recognized in accumulated other comprehensive income
Net transition obligation	$—	$—	$57	$78
Prior service cost	104	202	—	—
Net actuarial loss	3,604	3,856	11	11
Total amount recognized	$3,708	$4,058	$68	$89
Deferred taxes	(927)	(1,015)	(17)	(22)
Net amount recognized	2,781	3,043	51	67

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost
Service cost	$362	$344	$315	$49	$46	$68
Interest cost	489	507	570	51	54	85
Expected return on plan assets	(768)	(773)	(925)	—	—	—
Amortization of:
Actuarial loss	207	158	99	—	—	14
Prior service cost	106	110	94	—	—	—
Net transition obligation	—	—	—	23	24	28
Net periodic benefit cost	$396	$346	$153	$123	$124	$195
Weighted average assumptions for balance sheet liability at end of year
Discount rate	3.75%	3.75%	4.00%	3.75%	3.75%	4.00%
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Weighted average assumptions for net periodic benefit cost at end of year
Discount rate	3.75%	4.00%	4.75%	3.75%	4.00%	4.75%
Expected long-term rate of return	5.50%	5.50%	6.00%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Accrued health care cost trend rates at end of year
Health care cost trend rate assumed for next year (initial rate)				9%	9%	8%
Rate to which the cost trend rate is assumed to decline (ultimate rate)				5%	5%	5%
Year that the rate reaches the ultimate rate				2033	2033	2033

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2016	2015
Effect of a change in the assumed rate of increase in health benefit costs
Effect of a 1% increase on:
Total of service cost and interest cost	$15	$13
Postretirement benefit obligation	$175	$157
Effect of a 1% decrease on:
Total of service cost and interest cost	$(12)	$(11)
Postretirement benefit obligation	$(143)	$(128)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2017 fiscal year are $170, $104 and $0, respectively.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2017 fiscal year are $0, $0 and $23, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2016 and 2015 by asset category are as follows:

	2016	2015
Asset Category
Equity securities	50.7%	53.8%
Fixed income securities	46.5	46.2
Other	2.8	—
Total	100.0%	100.0%

The fair values of Innophos Canada, Inc.’s pension plan assets at December 31, 2016 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$7,506	$7,506	$—	$—
Fixed income securities	6,882	—	6,882	—
Other	410	410	—	—
	$14,798	$7,916	$6,882	$—
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
Cash Flows
Contributions
Innophos Canada, Inc. contributed $0.1 million to its pension plan in 2016.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2017	$438	$51
Fiscal 2018	487	65
Fiscal 2019	519	62
Fiscal 2020	574	72
Fiscal 2021	612	91
Fiscal Years 2022-2026	3,766	502

Innophos does not plan to make contributions to its Canadian pension plan in 2017.
Defined Contribution Plans—Canada
Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2016, 2015 and 2014, respectively.

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

15. Income Taxes:
A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2016		2015		2014
	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense/ (benefit)	Income (loss) before income taxes	Income tax expense/ (benefit)
US	$24,727	$10,989	$11,574	$3,474	$67,288	$23,275
Canada/Mexico/Europe/Asia	45,591	11,358	28,549	10,303	30,068	9,620
Total	$70,318	$22,347	$40,123	$13,777	$97,356	$32,895
Current income taxes		$12,813		$50,414		$30,049
Deferred income taxes		9,534		(36,637)		2,846
Total		$22,347		$13,777		$32,895

	Year Ended December 31,
	2016	2015	2014
Income tax expense at the U.S. statutory rate	$24,611	$14,044	$34,074
State income taxes	862	1,207	3,819
Domestic manufacturing deduction	(562)	(903)	(2,072)
Non-taxable interest income	(5,582)	(3,903)	(2,473)
Mexico entities tax de-consolidation adjustment	(472)	1,470	379
Foreign tax credits carryforward	—	(1,406)	—
Capital loss on note redemption	—	(1,062)	—
Repatriation of foreign earnings	496	(645)	—
Uncertain tax positions	736	306	(745)
Foreign tax rate differential	(1,549)	(1,163)	(932)
Change in valuation allowance	(168)	3,482	562
Other non-deductible permanent items (including translation)	3,975	2,350	283
Provision for income taxes	$22,347	$13,777	$32,895

Net deferred tax balances were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2016	2015
Net noncurrent deferred tax assets	$18,432	$28,842
Net noncurrent deferred tax liabilities	(1,282)	(2,135)
Net deferred tax assets	$17,150	$26,707

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Inventories	$5,089	$6,386
Accrued liabilities	10,800	17,742
Prepaid inventory	13,987	28,630
Tax credits	2,535	2,845
Tax losses	16,187	4,140
Total deferred tax assets	48,598	59,743
Deferred tax liabilities:
Gain on bond retirement	(530)	(809)
Intangibles	(7,033)	(10,670)
Fixed assets	(15,423)	(12,927)
Total deferred tax liabilities	(22,986)	(24,406)
Total valuation allowances	(8,462)	(8,630)
Net deferred tax assets (liabilities)	$17,150	$26,707

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits at January 1	$3,121	$2,798	$2,635
Additions for tax positions of prior years	973	470	1,401
Reductions for tax positions of prior years	—	(147)	(832)
Reductions due to settlements	(1,415)	—	(406)
Reductions due to lapse of applicable statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31	2,679	3,121	2,798

Net uncertain tax benefits, that if recognized would impact the effective tax rate, at December 31	$1,741	$1,311	$1,042

The U.S. operations have federal tax loss carry forwards of $9.3 million and $0.0 million and state tax loss carry forwards of $1.1 million and $0.0 million as of December 31, 2016 and 2015, respectively. These tax loss carry forwards will expire in the years 2026 through 2036. The Company realized tax benefits of $0.0 million and $1.0 million from stock options exercised in 2016 and 2015, respectively.
The Company maintains full valuation allowances of $8.5 million and $8.6 million at December 31, 2016 and 2015, respectively, on its foreign tax credits carryforward, capital loss on note redemptions and foreign net operating loss carryforwards as it is more likely than not that these tax benefits will not be realized. The decrease in valuation allowances during 2016 is primarily a result of the anticipated utilization in 2016 of Mexican net operating loss carryovers generated in prior years and United States foreign tax credit carryovers utilized on the 2015 federal tax return. Certain of these foreign tax attributes, approximately $3.6 million, do not expire, while the remaining tax attributes will expire in the years 2017 through 2035.
As of December 31, 2016, taxes have not been provided on approximately $52.6 million of accumulated foreign unremitted earnings that are expected to remain invested indefinitely. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income taxes that would have to be provided.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

In connection with a review of the Company’s overall cash position and anticipated cash needs, we made a $266.0 million distribution of foreign earnings mainly from the Mexico and Canadian subsidiaries during the fourth quarter of 2015. This distribution resulted in an immaterial net tax impact.
The Company's Mexican subsidiaries will be de-consolidating for Mexican income tax reporting purposes effective for the 2016 tax year. As such, the Company recognized a deferred tax liability of $1.5 million in 2015 attributable to the de-consolidation which is payable over the next five years.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2009 through 2013. Certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months as a result of possible settlements of income tax authority examinations. The Company has recorded an immaterial amount for interest and penalties in the statement of operations. Interest and penalties related to uncertain tax positions of $0.7 million and $0.9 million are accrued in other long-term liabilities as of December 31, 2016 and December 31, 2015, respectively. Other than the items mentioned above, as of December 31, 2016, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid (net of refunds) were $27.9 million, $17.0 million and $30.3 million for 2016, 2015 and 2014, respectively.

16. Commitments and Contingencies:
Leases
Under agreements expiring through 2020, the Company leases railcars and other equipment under various operating leases. Rental expense for 2016, 2015 and 2014 was $6,930, $6,858 and $6,670, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2017	$6,344
2018	5,732
2019	5,117
2020	4,154
2021	3,969
Thereafter	13,473

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Purchase Commitments and Supplier Concentration
The Company has multiple raw material supply contracts which prices are established annually based on a formula. The minimum annual purchase obligation for several of these raw material supply contracts, at current prices, approximates $77.2 million for 2017.
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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of December 31, 2016.
Litigation
2008 RCRA Civil Enforcement - Geismar, Louisiana plant
On January 12, 2017, the Company entered into a settlement with the United States Environmental Protection Agency, or EPA, and the Louisiana Department of Environmental Quality, or LDEQ, with respect to certain manufacturing processes at the Company’s Geismar, Louisiana plant, including the Company’s handling of (i) filter material from an enclosed intermediate filtration step to further process MGA that the Company receives as raw material via pipeline from the adjacent site operated by PCS and (ii) the Company’s raffinate co-product that is separated in connection with its PPA production at the plant. The EPA and LDEQ, collectively with the United States Department of Justice, or DOJ, are collectively referred to as the Government Parties. This settlement resulted from years of negotiations between the Company and the Government Parties following several inspections of the plant by the Government Parties in which they raised certain violations of the federal Resource, Conservation and Recovery Act. Prior to this settlement, in the course of discussions with the Government Parties, the EPA and the DOJ required that the Company undertake, as an interim measure, the construction of a new filter unit to replace the enclosed system and allow the removal and separate handling of the filter material. The Company built that unit, which has been operating since 2012. As part of the settlement, Innophos is implementing a deep well injection system, a solution approved by the EPA and LDEQ to handle the raffinate separated at the plant. Such system is expected to be completed by early 2018. The Company previously returned the raffinate to PCS under a long-term contract it has with PCS and can continue to do

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

so until there is a resolution of the deep well system. In connection with this settlement, the Company will pay a $1.4 million civil penalty, which is accrued in other current liabilities.
Other Legal Matters
In July 2013, Innophos, Inc. was assessed approximately $1.2 million of sales and use taxes by the State of Louisiana and Ascension Parish. This tax assessment covers certain raw materials used in the production of Phosphoric Acid. The Company is contesting both tax assessments. This assessment covers periods 2004 to 2010 for the Parish and 2007 to 2010 for the State. The Company and the respective governmental jurisdictions have reached a settlement in the amount of $0.1 million during the first quarter of 2017.
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

17. Changes in Accumulated Other Comprehensive Income (Loss) by Component:

	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2014	$(3,175)	$362	$(2,813)
Other comprehensive income (loss) before reclassifications	333	(314)	19
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	333	(314)	19
Balance at December 31, 2015	(2,842)	48	(2,794)
Other comprehensive income (loss) before reclassifications	1,349	(39)	1,310
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	1,349	(39)	1,310
Balance at December 31, 2016	$(1,493)	$9	$(1,484)

18. Financial Instruments and Concentration of Credit Risks:
The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 35%, 33% and 29%, respectively, of net sales for 2016, 2015 and 2014. No customer accounted for more than 10% of our sales in the last three years.

19. Valuation Allowances:
Valuation allowances as of December 31, 2016, 2015 and 2014, and the changes in the valuation allowances for the year ended December 31, 2016, 2015 and 2014 are as follows:

	Balance, January 1, 2016	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2016
Deferred taxes valuation allowances	$8,630	$(168)	$—	$—	$8,462
	Balance, January 1, 2015	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2015
Deferred taxes valuation allowances	$5,148	$3,482	$—	$—	$8,630
	Balance, January 1, 2014	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2014
Deferred taxes valuation allowances	$4,586	$562	$—	$—	$5,148

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
The Company's reportable segments reflect the core businesses in which Innophos operates and how it is managed. The Company reports its core specialty phosphates business separately from granular triple super-phosphate, or GTSP, and other non-specialty phosphate products (GTSP & Other). Our nutritional ingredients business is included in the Specialty Phosphates US & Canada segment and in the Specialty Ingredients product line. Specialty Phosphates consists of three products lines: Specialty Ingredients; Food & Technical Grade PPA; and STPP & Detergent Grade PPA. GTSP & Other includes fertilizer co-product GTSP and other non-specialty phosphate products.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2016	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$511,304	$162,095	$51,946	$—	$725,345
Intersegment sales	10,054	49,944	132	(60,130)	—
Total sales	521,358	212,039	52,078	(60,130)	725,345
EBITDA (a)	$68,457	$49,408	$(2,399)	—	$115,466
Depreciation and amortization expense	$25,752	$7,940	$3,787	$—	$37,479
Other data
Capital expenditures	$21,594	$14,334	$671	$—	$36,599
Long-lived assets	119,761	83,962	1,736	—	205,459
Total assets	620,495	232,672	1,777	—	854,944
Reconciliation of total assets to reported assets
Total assets	$620,495	$232,672	$1,777	$—	$854,944
Eliminations	(204,464)	(7,469)	—	—	(211,933)
Reported assets (c)	$416,031	$225,203	$1,777	$—	$643,011
For the year ended December 31, 2015	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$568,332	$164,489	$56,326	$—	$789,147
Intersegment sales	11,236	57,396	—	(68,632)	—
Total sales	579,568	221,885	56,326	(68,632)	789,147
EBITDA (b)	$73,031	$30,723	$(17,578)	—	$86,176
Depreciation and amortization expense	$26,442	$9,558	$2,535	$—	$38,535
Other data
Capital expenditures	$15,957	$15,309	$433	$—	$31,699
Long-lived assets	117,362	80,621	1,511	—	199,494
Total assets	645,897	240,514	1,770	—	888,181
Reconciliation of total assets to reported assets
Total assets	$645,897	$240,514	$1,770	$—	$888,181
Eliminations	(211,171)	(7,457)	—	—	(218,628)
Reported assets (c)	$434,726	$233,057	$1,770	$—	$669,553

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2014	Specialty Phosphates US & Canada	Specialty Phosphates Mexico	GTSP & Other	Eliminations	Total
Sales	$594,446	$167,423	$77,317	$—	$839,186
Intersegment sales	4,391	54,797	117	(59,305)	—
Total sales	598,837	222,220	77,434	(59,305)	839,186
EBITDA	$104,617	$35,905	$(3,351)	—	$137,171
Depreciation and amortization expense	$24,264	$9,416	$1,781	$—	$35,461
Other data
Capital expenditures	$15,432	$12,201	$322	$—	$27,955
Long-lived assets	120,226	77,403	1,359	—	198,988
Total assets	711,480	276,588	2,285	—	990,353
Reconciliation of total assets to reported assets
Total assets	$711,480	$276,588	$2,285	$—	$990,353
Eliminations	(244,499)	(17,443)	—	—	(261,942)
Reported assets (c)	$466,981	$259,145	$2,285	$—	$728,411

(a)	The year ended December 31, 2016 includes $1.5 million charge to earnings for restructuring reserves in GTSP & Other.

(b)	The year ended December 31, 2015 includes an $11.8 million charge to earnings for management transition expenses and an $8.6 million charge to earnings for restructuring reserves in GTSP & Other.

(c)	GTSP & Other reflects only direct assets. All Mexico indirect assets are included in Specialty Phosphates Mexico.
A reconciliation of net income to EBITDA follows:

	2016	2015	2014
Net income	$47,971	$26,346	$64,461
Provision for income taxes	22,347	13,777	32,895
Interest expense, net	7,669	7,518	4,354
Depreciation and amortization	37,479	38,535	35,461
EBITDA	$115,466	$86,176	$137,171

	Year Ended December 31,
Product Revenues	2016	2015	2014
Specialty Ingredients	$472,839	$516,034	$548,583
Food & Technical Grade PPA	133,135	149,329	140,712
STPP & Detergent Grade PPA	67,425	67,458	72,574
GTSP & Other	51,946	56,326	77,317
Total	$725,345	$789,147	$839,186
	Year Ended December 31,
Geographic Revenues	2016	2015	2014
US	$418,411	$469,263	$496,613
Mexico	123,885	119,080	119,514
Canada	32,391	33,456	36,719
Other foreign countries	150,658	167,348	186,340
Total	$725,345	$789,147	$839,186

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Innophos has presented the segment disclosure information under the reporting structure in place during 2016. During the first quarter of 2017, Innophos will change the way information will be regularly reviewed by our CODM to a market view, which will reflect the way we will manage and operate the business. Our measure of segment profitability will continue to be EBITDA. We will recast all prior periods in future filings to conform to the new presentation.

21. Quarterly information (unaudited):

	2016
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Net sales	$189,630	$181,888	$186,037	$167,790	$725,345
Gross profit (a)	40,716	36,150	40,540	32,986	150,392
Net income (b)	12,842	12,104	13,643	9,382	47,971
Per share data:
Income per share:
Basic	$0.67	$0.62	$0.70	$0.48
Diluted	$0.66	$0.61	$0.69	$0.47
	2015
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Net sales	$201,609	$217,294	$199,612	$170,632	$789,147
Gross profit (a)	40,526	40,995	37,121	24,687	143,329
Net income (b)	11,943	13,603	5,433	(4,633)	26,346
Per share data:
Income per share:
Basic	$0.56	$0.66	$0.28	$(0.24)
Diluted	$0.55	$0.65	$0.28	$(0.24)
(a) The three months ended September 30, 2016 include a $0.2 million charge to earnings for restructuring costs, recorded in GTSP & Other. The three months ended September 30, 2015 includes an $2.8 million charge for restructuring reserves, recorded in GTSP & Other. The three months ended December 31, 2015 includes a $0.5 million charge for management transition expenses, recorded in GTSP & Other.
(b) The three months ended September 30, 2016 include a $1.5 million charge to earnings for restructuring costs, recorded in GTSP & Other. The three months ended September 30, 2015 includes a $8.6 million charge for restructuring reserves. The three months ended December 31, 2015 includes a $11.8 million charge for management transition expenses, recorded in GTSP & Other.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Principal Executive Officer and Principal Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2016.
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
As of December 31, 2016, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data”.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during or with respect to the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our executive officers appears in "Part 1, Item 1. Business" appearing elsewhere in this Annual Report on Form 10-K. Additional information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following information is provided for our most recently completed fiscal year for certain plans providing compensation in the form of equity securities.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) **	(c)
Equity compensation plans approved by security holders	916,646	$34.92	904,221	*
Equity compensation plans not approved by security holders	—	$—	—
Total	916,646	$34.92	904,221
 ______________________

*
Includes in the total 222,247 shares of common stock available for future grant and issuance under our 2006 Long Term Equity Incentive Plan. The remaining shares shown in column (c) are attributable to our 2009 Long Term Incentive Plan.

**	In column (b), the weighted average exercise price is only applicable to stock options.
Additional information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement.

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

ITEM 16.	FORM 10-K SUMMARY
Optional disclosure, not included in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 28th day of February, 2017.

INNOPHOS HOLDINGS, INC.

By:	/S/ KIM ANN MINK
Kim Ann Mink
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ KIM ANN MINK	Chief Executive Officer, President and Chairman	February 28, 2017
Kim Ann Mink	(Principal Executive Officer)

/S/ HAN KIEFTENBELD	Senior Vice President and Chief Financial Officer	February 28, 2017
Han Kieftenbeld	(Principal Financial Officer)

/S/ CHARLES BRODHEIM	Vice President and Corporate Controller	February 28, 2017
Charles Brodheim	(Principal Accounting Officer)

/S/ GARY CAPPELINE	Director	February 28, 2017
Gary Cappeline

/S/ LINDA MYRICK	Director	February 28, 2017
Linda Myrick

/S/ KAREN OSAR	Director	February 28, 2017
Karen Osar

/S/ JOHN STEITZ	Director	February 28, 2017
John Steitz

/S/ PETER THOMAS	Director	February 28, 2017
Peter Thomas

/S/ JAMES ZALLIE	Director	February 28, 2017
James Zallie

/S/ ROBERT ZATTA	Director	February 28, 2017
Robert Zatta

EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. (now part of Solvay S.A.) and Innophos, Inc. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. filed on March 14, 2008

10.2
Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. (assigned to Innophos) and PCS Purified Phosphates, incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.3
Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc. (assigned to Innophos), PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P., incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.4
Purchase and Sale Agreement of Anhydrous Ammonia dated as of February 15, 2008 , by and between Pemex Petroquimica, and Innophos Fosfatados De Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. filed on May 8, 2009

10.5
Assignment, Assumption, and Consent, concerning the Purchase and Sale Agreement of Anhydrous Ammonia, to be effective May 1, 2009, incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K of Innophos Holdings, Inc. filed on February 28, 2011

10.6
Letter Update, dated February 22, 2011, concerning the Purchase and Sale Agreement of Anhydrous Ammonia, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K of Innophos Holdings, Inc. filed on February 26, 2016

10.7
Sulfur Supply Contract dated as of January 1, 2011 by and Between Pemex Gas Y Petroquimica Basica and Innophos Fosfatados de Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-K of Innophos Holdings, Inc. for the year ended December 31, 2011

10.8
Partial Assignment of Rights and Obligations Agreement dated November 1, 2012, by and between Administracion Portuaria Integral de Coatzacoalcos, S.A. de C.V. and Innophos Fosfatados de Mexico, S. de R.L. de C.V (in redacted form per confidential treatment order), incorporated by reference to Exhibit 99.1 to Form 8-K of Innophos Holdings, Inc. filed November 9, 2012

10.9*	Addendum to Partial Assignment of Rights and Obligations agreement, dated May 31, 2016
10.10+
Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan, incorporated by reference to Exhibit 10.28 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

10.11+	Form of 2006 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006
10.12+	Form of 2009 Long-Term Incentive Plan (2009 LTIP), incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed June 4, 2009
10.13+*	Form of Award Agreement under the 2009 LTIP
10.14+
Form of Innophos, Inc. Retirement Savings Restoration Plan effective as of January 1, 2006, incorporated by reference to Exhibit 10.29 of Annual Report on Form 10-K of Innophos Holdings, Inc. filed March 22, 2007

10.15+	Innophos, Inc. 2015 Executive, Management and Sales Incentive Plan effective January 1, 2015, incorporated by reference to Exhibit 99.1 of Form 8-K of Innophos Holdings, Inc. filed May 27, 2015
10.16+
Form of Indemnification Agreement, by and among Innophos Holdings, Inc. and certain Directors and Executive Officers, incorporated by reference to Exhibit 99.2 of Form 8-K of Innophos Holdings, Inc. filed January 31, 2007

10.17+
Form of Executive Employment Agreement by and between Innophos Holdings, Inc. and certain executive officers, incorporated by reference to Exhibit 99.13 of Form 8-K of Innophos Holdings, Inc. filed May 1, 2008

10.18+
Executive Employment Agreement, dated November 10, 2015, by and between Innophos Holdings, Inc. and Kim Ann Mink, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on November 16, 2015

10.19+
Executive Employment Agreement, dated April 1,2016, by and between Innophos Holdings, Inc. and Han Kieftenbeld, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Innophos Holdings, Inc. on April 6, 2016

10.20+*	Executive Employment Agreement, dated as of July 28, 2015, by and between Innophos Holdings, Inc. and Jean-Marie Mainente
10.21
Credit Agreement, dated December 22, 2016, between the Company and a group of Lenders, including Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K filed by Innophos Holdings, Inc. on December 22, 2016

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