Form 10-Q
period 2017-03-31
Innophos Holdings, Inc.
filed 2017-05-02
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” "accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2017, the registrant had 19,476,067 shares of common stock outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, the demand for our products and services, the markets in which we compete and other information that is not historical information
You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.
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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$29,800	$53,487
Accounts receivable, net	84,442	77,692
Inventories	137,372	128,295
Other current assets	28,276	23,894
Total current assets	279,890	283,368
Property, plant and equipment, net	206,333	205,459
Goodwill	84,373	84,373
Intangibles and other assets, net	66,990	69,811
Total assets	$637,586	$643,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade and other	$45,698	$51,611
Other current liabilities	39,907	43,605
Total current liabilities	85,605	95,216
Long-term debt	189,000	185,000
Other long-term liabilities	14,659	15,569
Total liabilities	$289,264	$295,785
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,805,686 and 22,777,690; outstanding 19,475,127 and 19,455,011 shares	19	19
Paid-in capital	134,509	134,694
Common stock held in treasury, at cost (3,330,559 and 3,322,679 shares)	(175,411)	(175,051)
Retained earnings	390,602	389,048
Accumulated other comprehensive loss	(1,397)	(1,484)
Total stockholders' equity	348,322	347,226
Total liabilities and stockholders' equity	$637,586	$643,011

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended
	March 31, 2017	March 31, 2016
Net sales	$165,944	$189,630
Cost of goods sold	129,401	148,914
Gross profit	36,543	40,716
Operating expenses:
Selling, general and administrative	19,308	18,235
Research & development expenses	830	996
Total operating expenses	20,138	19,231
Operating income	16,405	21,485
Interest expense, net	1,353	1,799
Foreign exchange loss	(57)	(39)
Income before income taxes	15,109	19,725
Provision for income taxes	4,186	6,883
Net income	$10,923	$12,842
Net income attributable to participating common shareholders	$10,873	$12,793
Per share data (note 2):
Income per participating share:
Basic	$0.56	$0.67
Diluted	$0.55	$0.66
Weighted average participating shares outstanding:
Basic	19,376,258	19,229,501
Diluted	19,694,751	19,430,029

Other comprehensive income (loss), net of tax:
Change in interest rate swaps, (net of tax of ($56) and $219)	$92	$(358)
Change in pension and post-retirement plans, (net of tax of ($10) and $50)	(5)	(142)
Other comprehensive income (loss), net of tax	$87	$(500)
Comprehensive income	$11,010	$12,342

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31, 2017	March 31, 2016
Cash flows provided from operating activities
Net income	$10,923	$12,842
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	9,581	9,282
Amortization of deferred financing charges	107	168
Gain on sale of building	(153)	—
Share-based compensation	717	9
Changes in assets and liabilities:
Increase in accounts receivable	(6,748)	(12,170)
(Increase) decrease in inventories	(9,228)	6,072
Increase in other current assets	(4,194)	(7,119)
(Decrease) increase in accounts payable	(5,973)	6,310
Decrease in other current liabilities	(3,827)	(16,886)
Changes in other long-term assets and liabilities	(1,884)	(1,582)
Net cash used in operating activities	(10,679)	(3,074)
Cash flows used for investing activities:
Capital expenditures	(8,553)	(8,024)
Proceeds from sale of building	1,028	—
Net cash used for investing activities	(7,525)	(8,024)
Cash flows (used for) provided by financing activities:
Proceeds from exercise of stock options	—	9
Long-term debt borrowings	14,000	23,000
Long-term debt repayments	(10,000)	(5,001)
Excess tax (deficiency) benefit from exercise of stock options	—	(331)
Restricted stock forfeitures	(360)	—
Dividends paid	(9,349)	(9,256)
Net cash (used for) provided by financing activities	(5,709)	8,421
Effect of foreign exchange rate changes on cash and cash equivalents	226	206
Net change in cash	(23,687)	(2,471)
Cash and cash equivalents at beginning of period	53,487	17,905
Cash and cash equivalents at end of period	$29,800	$15,434

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2015	19,290	$19	$378,321	$(42,286)	$(2,794)	$333,260
Net income			47,971			47,971
Other comprehensive income, (net of tax $(725))					1,310	1,310
Proceeds from stock award exercises and issuances	192			(1,428)		(1,428)
Share-based compensation				3,732		3,732
Excess tax deficiency from exercise of stock options				(9)		(9)
Restricted stock forfeitures	(27)			(366)		(366)
Dividends declared			(37,244)			(37,244)
Balance, December 31, 2016	19,455	$19	$389,048	$(40,357)	$(1,484)	$347,226
Net income			10,923			10,923
Other comprehensive income, (net of tax ($46))					87	87
Proceeds from stock award exercises and issuances	28			(902)		(902)
Share-based compensation				717		717
Restricted stock forfeitures	(8)			(360)		(360)
Dividends declared			(9,369)			(9,369)
Balance, March 31, 2017	19,475	$19	$390,602	$(40,902)	$(1,397)	$348,322

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos have been prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP) for interim financial reporting and do not include all disclosures required by US GAAP for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2016 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year-end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2016 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.
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
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. We have elected to early adopt for testing dates after January 1, 2017 and the adoption of this standard did not have a material impact on our financial position, results of operations and related disclosures.
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
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We do not anticipate the adoption of the new accounting rules will have a material impact on our financial position, results of operations and related disclosures.
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
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that only the service cost component of net periodic benefit costs be recorded as compensation cost in the operating expense section of the income statement. All other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of net loss) will be presented in other income - net. This standard update is effective beginning with the first quarter 2018 and must be applied retrospectively. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$10,923	$12,842
Less: earnings attributable to unvested shares	(50)	(49)
Net income available to participating common shareholders	$10,873	$12,793
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,376,258	19,229,501
Dilutive effect of stock equivalents	318,493	200,528
Diluted number of weighted average participating common shares outstanding	19,694,751	19,430,029
Earnings per participating common share:
Earnings per participating common share—Basic	$0.56	$0.67
Earnings per participating common share—Diluted	$0.55	$0.66

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	347,354	437,241

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Dividends
The following is the dividend activity for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
	March 31
	2017	2016
Dividends declared – per share	$0.48	$0.48
Dividends declared – aggregate	9,349	9,256
Dividends paid – per share	0.48	0.48
Dividends paid – aggregate	9,349	9,256

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

4. Stockholders’ Equity / Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	March 31, 2017	March 31, 2016
Stock options	$305	$(226)
Restricted stock	440	(170)
Performance shares	(28)	405
Total share-based compensation expense (a)	$717	$9
(a) The three months ended March 31, 2016 includes a benefit of $524 for a change in estimate due to restructuring activities.

5. Inventories
Inventories consist of the following:

	March 31, 2017	December 31, 2016
Raw materials	$35,225	$33,185
Finished products	88,178	81,369
Spare parts	13,969	13,741
	$137,372	$128,295

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of March 31, 2017 and December 31, 2016 were $12,574 and $13,422, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Other Current Assets
Other current assets consist of the following:

	March 31, 2017	December 31, 2016
Creditable taxes (value added taxes)	$8,809	$9,722
Vendor inventory deposits (prepaid)	10,000	3,750
Prepaid income taxes	4,867	4,659
Prepaid insurance	1,480	2,248
Other	3,120	3,515
	$28,276	$23,894

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2017	December 31, 2016
Developed technology and application patents, net of accumulated amortization of $28,513 for 2017 and $27,778 for 2016	7-20	$17,762	$18,497
Customer relationships, net of accumulated amortization of $19,259 for 2017 and $18,569 for 2016	5-15	19,553	20,243
Trade names and license agreements, net of accumulated amortization of $10,657 for 2017 and $10,315 for 2016	5-20	7,004	7,346
Non-compete agreements, net of accumulated amortization of $1,274 for 2017 and $1,268 for 2016	3-10	59	65
Total intangibles		$44,378	$46,151
Deferred income taxes		$18,432	$18,432
Deferred financing costs, net of accumulated amortization of $3,580 for 2017 and $3,473 for 2016 (see note 9)		2,043	2,150
Other tax assets		—	997
Other assets		2,137	2,081
Total other assets		$22,612	$23,660
		$66,990	$69,811

8. Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2017	December 31, 2016
Payroll related	$8,941	$11,852
Taxes other than income taxes	2,408	2,624
Benefits and pensions	3,262	5,419
Freight and rebates	4,077	3,579
Income taxes	8,677	9,278
Restructuring and management transition reserve	3,729	4,737
Other	8,813	6,116
	$39,907	$43,605

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	March 31, 2017	December 31, 2016
Revolver borrowings under the credit facility due 2022	$189,000	$185,000
Total borrowings	$189,000	$185,000
Less current portion	—	—
Long-term debt	$189,000	$185,000

The Company's credit facility includes a revolving line of credit from the lenders of up to $450.0 million, including a $20.0 million letter of credit sub-facility and a $20.0 million swingline loan facility, all maturing on December 22, 2022. The Credit Agreement also provides for possible additional revolving indebtedness under an incremental facility of up to $150.0 million (for an aggregate of revolving capacity up to $600.0 million) upon future request by the Company to existing Lenders (and depending on their consent) or from other willing financial institutions invited by the Company and reasonably acceptable to the administrative agent to join in the Credit Agreement. This revolving credit facility increase, if implemented, may provide for higher applicable margins to either the increased portion or possibly the entire revolving credit facility, with limitations, than those in effect for the original revolving commitments under the Credit Agreement.
As of March 31, 2017, $189.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy) with total availability at $260.0 million, taking into account $1.0 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.3%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Company to maintain the following consolidated ratios (as defined and calculated according to the credit agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.50 to 1.00.
(b) “Interest Coverage Ratio” greater than or equal to 3.00 to 1.00.

As of March 31, 2017, the Company was in full compliance with all debt covenant requirements.
In December 2012, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million floating rate debt, which is currently outstanding under the Credit Agreement, to a fixed rate to maturity obligation of 0.9475% expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap of approximately $0.2 million is recorded in other long-term assets as of March 31, 2017. Based on $89.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.9 million per year.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the three months ended March 31, 2017 and March 31, 2016 was $1.3 million and $1.7 million, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Three months ended
	March 31, 2017	March 31, 2016
Interest expense	$1,315	$1,711
Deferred financing cost	107	168
Interest income	(9)	(14)
Less: amount capitalized for capital projects	(60)	(66)
Total interest expense, net	$1,353	$1,799

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	March 31, 2017	December 31, 2016
Deferred income taxes	$1,420	$1,282
Pension and post retirement liabilities	8,150	7,689
Restructuring and management transition reserve	210	1,618
Uncertain tax positions	1,974	1,974
Environmental liabilities	1,100	1,100
Other liabilities	1,805	1,906
	$14,659	$15,569

11. Income Taxes
The effective income tax rate on income before taxes was approximately 28% for the three months ended March 31, 2017 compared to approximately 35% for the comparable period in 2016. The change in the components of the effective tax rate are primarily due to the adoption of a new accounting pronouncement changing the accounting for tax benefits from stock option exercises and vesting of restricted stock and performance awards, which decreased the effective tax rate by 5%, a permanent adjustment attributable to an inventory obsolescence reserve in Mexico, which increased the effective tax rate by 1% in the prior year and increased income in lower tax rate jurisdictions, which decreased the effective tax rate by 1% in the current year.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2009 through 2013. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months as a result of possible settlements of income tax authority examinations. Other than the items mentioned above, as of March 31, 2017, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $5.4 million and $20.0 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of March 31, 2017.
Litigation
2008 RCRA Civil Enforcement - Geismar, Louisiana plant
On January 12, 2017, the Company entered into a settlement with the United States Environmental Protection Agency, or EPA, and the Louisiana Department of Environmental Quality, or LDEQ, with respect to certain manufacturing processes at the Company’s Geismar, Louisiana plant, including the Company’s handling of (i) filter material from an enclosed intermediate filtration step to further process merchant green phosphoric acid, or MGA, that the Company receives as raw material via pipeline from the adjacent site operated by PCS and (ii) the Company’s raffinate co-product that is separated in connection with its PPA production at the plant. The EPA and LDEQ, collectively with the United States Department of Justice, or DOJ, are collectively referred to as the Government Parties. This settlement resulted from years of negotiations between the Company and the Government Parties following several inspections of the plant by the Government Parties in which they raised certain violations of the federal Resource, Conservation and Recovery Act. Prior to this settlement, in the course of discussions with the Government Parties, the EPA and the DOJ required that the Company undertake, as an interim measure, the construction of a new filter unit to replace the enclosed system and allow the removal and separate handling of the filter material. The Company built that unit, which has been operating since 2012. As part of the settlement, Innophos is implementing a deep well injection system, a solution approved by the EPA and LDEQ to handle the raffinate separated at the plant. Such system is expected to be completed by early 2018. The Company previously returned the raffinate to PCS under a long-term contract it has with PCS and can continue to do so until there is a resolution of the deep well system. In connection with this settlement, the Company will pay a $1.4 million civil penalty, which is accrued in other current liabilities. The settlement is currently pending in the United States District Court for the Middle District of Louisiana.
Other Legal Matters
In July 2013, Innophos, Inc. was assessed approximately $1.2 million of sales/use taxes by the State of Louisiana and Ascension Parish. This tax assessment covers certain raw materials used in the production of Phosphoric Acid. The Company contested both tax assessments. This assessment covers periods 2004 to 2010 for the Parish and 2007 to 2010 for the State. The Company and the respective governmental jurisdictions have reached a settlement in the amount of $0.1 million during the first quarter of 2017.
In addition, we are party to legal proceedings and contractual disputes that arise in the ordinary course of our business. Except as to the matters specifically discussed, management believes the likelihood that the ultimate disposition of these matters will have a material adverse effect on our business, results of operations, financial condition and/or cash flows is

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

remote. However, these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$34	$34	$—	$46	$46
Interest cost	25	31	56	29	44	73
Expected return on assets	(35)	—	(35)	(36)	—	(36)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(50)	(50)	2	(13)	(11)
net transition obligation	—	—	—			—
Net periodic cost	$(10)	$15	$5	$(5)	$77	$72

Innophos has no minimum contribution requirements and does not plan to make cash contributions for its US defined benefit pension plan in 2017.
Innophos made its entire cash contribution of $2.9 million for the US defined contribution plan during the first quarter of 2017 for the plan year 2016.

Net periodic benefit expense for the Canadian plans:

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$94	$13	$107	$87	$12	$99
Interest cost	127	13	140	118	12	130
Expected return on assets	(201)	—	(201)	(185)	—	(185)
Amortization of
actuarial loss (gain)	43	—	43	50	—	50
prior service cost	27	—	27	25	—	25
net transition obligation	—	6	6	—	6	6
Exchange rate changes	(48)	14	(34)	(288)	78	(210)
Net periodic cost	$42	$46	$88	$(193)	$108	$(85)

Innophos Canada, Inc. plans to make cash contributions to its Canadian defined benefit plan of approximately $0.5 million in 2017.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by Component:

For the three months ended March 31, 2017	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(1,493)	$9	$(1,484)
Other comprehensive (loss) income before reclassifications	(5)	92	87
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive (loss) income	(5)	92	87
Balance at March 31, 2017	$(1,498)	$101	$(1,397)

For the three months ended March 31, 2016	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(2,842)	$48	$(2,794)
Other comprehensive loss before reclassifications	(142)	(358)	(500)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(142)	(358)	(500)
Balance at March 31, 2016	$(2,984)	$(310)	$(3,294)

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
The following table summarizes the fiscal year 2017 activities related to these restructuring initiatives for severance and benefits:

For the three months ended March 31, 2017	Restructuring Costs
Balance at December 31, 2016	$6,356
Expense recorded	—
Payments made	(2,417)
Balance at March 31, 2017	$3,939

16. Segment Reporting
The Company discloses certain financial and supplementary information about its reportable segments, revenue by products and revenues by geographic area. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, in order to decide how to allocate resources and assess performance. The primary performance indicators for the chief operating decision maker are sales and EBITDA (defined as net income (loss) before interest, income taxes, depreciation and amortization). All references to sales in this Quarterly Report on Form 10-Q are recognized when title and risk of loss passes to the customer, which occurs either upon shipment or delivery, depending upon the agreed sales terms with customers.
The Company's chief executive officer is the chief operating decision maker and, as of the first quarter of 2017, has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition, (2) Industrial Specialties and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. Prior to the first quarter of 2017, the reporting segments were (1) Specialty Phosphates US & Canada, (2) Specialty Phosphates Mexico and (3) GTSP & Other, versus the current market driven view.

For the three months ended March 31, 2017	Food, Health & Nutrition	Industrial Specialties	Other	Total
Sales	$91,083	$63,672	$11,189	$165,944
EBITDA	$15,624	$9,521	$898	$26,043
Depreciation and amortization expense	$5,722	$3,372	$487	$9,581

For the three months ended March 31, 2016	Food, Health & Nutrition	Industrial Specialties	Other	Total
Sales	$98,412	$74,555	$16,663	$189,630
EBITDA	$19,933	$9,561	$1,312	$30,806
Depreciation and amortization expense	$4,791	$3,059	$1,432	$9,282

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A reconciliation of net income to EBITDA follows:

	Three months ended
	March 31, 2017	March 31, 2016
Net income	$10,923	$12,842
Provision for income taxes	4,186	6,883
Interest expense, net	1,353	1,799
Depreciation and amortization	9,581	9,282
EBITDA	$26,043	$30,806

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Innophos is a leading international producer of specialty ingredient solutions that deliver versatile benefits for the food, health, nutrition and industrial markets. Innophos combines more than a century of experience in specialty phosphate manufacturing with a broad range of other specialty nutritional ingredients. Many of Innophos' products are application-specific compounds engineered to meet customer performance requirements and are often critical to the taste, texture and performance of foods, beverages, pharmaceuticals, oral care products and other applications. For example, Innophos products act as flavor enhancers in beverages, electrolytes in sports drinks, texture additives in cheeses, leavening agents in baked goods, pharmaceutical excipients, cleaning agents in toothpaste, and they also provide a wide range of nutritional fortification solutions for food, beverage and nutritional supplement manufacturers.

Recent Trends and Outlook
Q2 2017
Sales comparables in Q2 are expected to improve sequentially, but still be down approximately 5% year-over-year, due primarily to portfolio pruning of lower margin, less differentiated applications, which did not take full effect until the second half of 2016. External factors impacting sales into Venezuela and China are expected to continue into the second quarter.
Earnings in the second quarter are forecast to be impacted by the remainder of consulting fees for the implementation of Phase 2 of Operational Excellence initiatives, which are estimated to be approximately $3 million.
Input costs and operating costs in Q2, with the notable exception of the aforementioned fees, are expected to be in line with Q1.
The favorable Q1 tax rate of 28% was significantly helped by the adoption of a new accounting pronouncement changing the accounting for tax benefits from stock option exercises and vesting of restricted stock and performance awards. Excluding this discrete item, the effective tax rate for the current quarter would have been 33%. The Company anticipates that the tax rate will return to the more normalized level of approximately 33% beginning in the second quarter.
Full Year
On a full year basis, overall market conditions and the competitive landscape for 2017 are expected to be similar to 2016. Volume headwinds are expected to remain through the balance of the year due to the strong US dollar and pricing headwinds. Pruning effects are expected to improve in the second half of the year.
On a full year basis, the Company anticipates that the Phase 2 Operational Excellence fees incurred in the first half of the year will be more than offset by the Phase 2 savings, of which $5 million is estimated to take effect in the second half of 2017.
As a result of these factors, the Company continues to expect full year revenues to be down by 4% compared with 2016. Full year earnings are expected to be broadly in line with 2016, reflecting the impact of management’s focus on cost actions and productivity initiatives given the challenging market conditions.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Amount	%	Amount	%
Net sales	$165.9	100.0	$189.6	100.0
Cost of goods sold	129.4	78.0	148.9	78.5
Gross profit	36.5	22.0	40.7	21.5
Operating expenses:
Selling, general and administrative	19.3	11.6	18.2	9.6
Research & development	0.8	0.5	1.0	0.5
Income from operations	16.4	9.9	21.5	11.3
Interest expense, net	1.4	0.8	1.8	0.9
Foreign exchange losses, net	(0.1)	(0.1)	—	—
Provision for income taxes	4.2	2.5	6.9	3.6
Net income	$10.9	6.6	$12.8	6.8

Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2017 were $165.9 million, a decrease of $23.7 million, or 12.5%, as compared to $189.6 million for the same period in 2016, with volumes down 7.3% and prices down 5.2%. Food, Health & Nutrition sales were down 7.4%, or $7.3 million, with volumes lower by 4.5%, or $4.4 million, and selling prices lower by 2.9%, or $2.9 million. Industrial Specialties sales were down 14.6%, or $10.9 million, with volumes lower by 7.6%, or $5.7 million, and selling prices lower by 7.0%, or $5.2 million. Other sales were lower by 32.7%, or $5.5 million, with volumes lower by 21.9%, or $3.7 million, and prices lower by 10.8%, or $1.8 million.
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
The following table illustrates for the three months ended March 31, 2017 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health & Nutrition	(2.9)%	(4.5)%	(7.4)%
Industrial Specialties	(7.0)%	(7.6)%	(14.6)%
Other	(10.8)%	(22.1)%	(32.9)%
Total	(5.2)%	(7.3)%	(12.5)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2017 was $36.5 million, a decrease of $4.2 million, or 10.3%, as compared to $40.7 million for the same period in 2016. Gross profit percentage of net sales increased to 22.0% for the three months ended March 31, 2017 versus 21.5% for the same period in 2016 due to improving mix into higher value products. Gross profit in 2017 was unfavorably affected by $9.9 million lower selling prices, $5.6 million lower sales volumes, and $0.3 million higher depreciation. These unfavorable effects were partially offset by $9.8 million lower raw material costs, mainly phosphate rock and MGA, $0.3 million lower manufacturing costs, and

$0.6 million favorable exchange rates mostly from our Mexican peso based costs. Included in 2016 gross profit was a $0.9 million charge for a GTSP lower of cost or market reserve.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the three months ended March 31, 2017 were $20.1 million, an increase of $0.9 million, or 4.7%, as compared to $19.2 million for the same period in 2016. The increase was due to $0.8 million higher severance costs.
Operating Income
Operating income for the three months ended March 31, 2017 was $16.4 million, a decrease of $5.1 million, or 23.7%, as compared to $21.5 million for the same period in 2016. Operating income as a percentage of net sales decreased to 9.9% versus 11.3% for the same period in 2016, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2017 was $1.4 million, a decrease of $0.4 million, or 22.2%, as compared to $1.8 million for the same period in 2016. The decrease was primarily due to lower average external loan balances, lower leverage ratios and lower applicable margins in our updated credit facility entered into in December 2016.
Foreign Exchange
Foreign exchange for the three months ended March 31, 2017 was a gain of $0.1 million as compared to $0.0 million for the same period in 2016. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US Dollar strengthened throughout the prior year period versus the Mexican Peso and the Canadian Dollar, the remeasurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 28% for the three months ended March 31, 2017 compared to 35% for the same period in 2016. The change in the components of the effective tax rate are primarily due to the adoption of a new accounting pronouncement changing the accounting for tax benefits from stock option exercises and vesting of restricted stock and performance awards, which decreased the effective tax rate by 5%, a permanent adjustment attributable to an inventory obsolescence reserve in Mexico, which increased the effective tax rate by 1% in the prior year and increased income in lower tax rate jurisdictions, which decreased the effective tax rate by 1% in the current year.
Net Income
Net income for the three months ended March 31, 2017 was $10.9 million, a decrease of $1.9 million, as compared to $12.8 million for the same period in 2016, due to the factors described above.

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and, as of the first quarter of 2017, has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition, (2) Industrial Specialties and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and EBITDA. The following table sets forth the results of these indicators by segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016	Net Sales % Change
Segment Net Sales
Food, Health & Nutrition	$91,083	$98,412	(7.4)%
Industrial Specialties	63,672	74,555	(14.6)%
Other	11,189	16,663	(32.9)%
Total	$165,944	$189,630	(12.5)%

Segment EBITDA
Food, Health & Nutrition	$15,624	$19,933
Industrial Specialties	9,521	9,561
Other	898	1,312
Total	$26,043	$30,806

Segment EBITDA % of net sales
Food, Health & Nutrition	17.2%	20.3%
Industrial Specialties	15.0%	12.8%
Other	8.0%	7.9%
Total	15.7%	16.2%

Depreciation and amortization expense
Food, Health & Nutrition	$5,722	$4,791
Industrial Specialties	3,372	3,059
Other	487	1,432
Total	$9,581	$9,282

A reconciliation of net income to EBITDA follows:

	Three months ended
	March 31, 2017	March 31, 2016
Net income	$10,923	$12,842
Provision for income taxes	4,186	6,883
Interest expense, net	1,353	1,799
Depreciation and amortization	9,581	9,282
EBITDA	$26,043	$30,806
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
Segment Net Sales:
Food, Health & Nutrition net sales decreased 7.4% for the three months ended March 31, 2017 compared with the same period in 2016. Average selling prices decreased by 2.9% and volumes decreased 4.5%, primarily driven by external factors, including currency exchange restrictions in Venezuela and increased import tariffs into China. Sales in India saw a slowdown due to generally lower than anticipated growth.
Industrial Specialties net sales decreased 14.6% for the three months ended March 31, 2017 compared with the same period in 2016. Average selling prices decreased 7.0% and volumes decreased 7.6%, primarily due to the year-over-year effect from pruning actions of lower margin, less differentiated applications.
Other net sales decreased 32.9% for the three months ended March 31, 2017 compared with the same period in 2016. Average selling prices decreased 10.8%, due to lower commodity market prices, and volumes decreased 22.1%, mostly due to order patterns in GTSP.
Segment EBITDA Percentage of Net Sales:

The 300 basis point decrease in Food, Health & Nutrition EBITDA margins for the three months ended March 31, 2017 compared with the same period in 2016 is due to higher manufacturing costs which decreased margins by 270 basis points, lower average selling prices which decreased margins by 240 basis points, and lower sales volume/mix which decreased margins by 220 basis points. This decrease was partially offset by decreased raw material costs, mainly phosphate rock and MGA, which increased margins 360 basis points, lower operating cost which increased margins by 40 basis points, and favorable exchange rate effects which increased margins by 30 basis points.

The 210 basis point increase in Industrial Specialties EBITDA margins for the three months ended March 31, 2017 compared with the same period in 2016 is due to lower raw material costs, mainly phosphate rock and MGA, which increased margins by 560 basis points, lower manufacturing cost which increased margins by 270 basis points, favorable exchange rate effects which increased margins by 30 basis points, and higher sales volume/mix which increased margins by 10 basis points. This increase was partially offset by lower average selling prices which decreased margins by 660 basis points.

The 10 basis point increase in Other EBITDA margins for the three months ended March 31, 2017 compared with the same period in 2016 is due to lower raw material costs which increased margins by 1,260 basis points, lower manufacturing costs which increased margins 600 basis points, and favorable exchange rate and translation effects which increased margins by 70 basis points. This increase was mostly offset by lower selling prices which decreased margins 1,120 basis points, higher operating expenses, mostly for strategic projects, which decreased margins by 780 basis points, and lower sales volume/mix which decreased margins by 560 basis points. Included in 2016 was a $0.9 million charge for a GTSP lower of cost or market reserve which increased margins by 540 basis points in 2017.

Liquidity and Capital Resources
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Three months ended
	March 31, 2017	March 31, 2016
Operating Activities	$(10.7)	$(3.1)
Investing Activities	(7.5)	(8.0)
Financing Activities	(5.7)	8.4
Effect of foreign exchange rate changes	0.2	0.2

Three months ended March 31, 2017 compared to three months ended March 31, 2016
Net cash used by operating activities was $10.7 million for the three months ended March 31, 2017 as compared to a use of $3.1 million for 2016, a decrease of $7.6 million. The decrease in operating activities cash resulted from unfavorable changes of $1.9 million in net income, as described above, $6.2 million in working capital and $0.3 million in other long term assets and liabilities, partially offset by $0.8 million favorable non-cash adjustments to income.
The change in working capital is derived from it being a use of cash of $29.9 million in 2017 compared to a use of $23.7 million in 2016, a decrease in cash of $6.2 million. The change in working capital was due to unfavorable changes in inventory of $15.3 million, due to seasonal inventory build, and accounts payable of $12.3 million, due to higher cash outlays in the first quarter. These unfavorable effects were partially offset by favorable changes in other current liabilities of $13.1 million, largely due to U.S. income tax payments in the prior year, accounts receivable of $5.4 million, and other current assets of $2.9 million. Accounts receivable has increased as a percent of quarterly sales compared to the last four quarters' average due to competitive pressures on customer payment terms.
Net cash used for investing activities was $7.5 million for the three months ended March 31, 2017, compared to $8.0 million for 2016, a decrease in spending of $0.5 million. The change was due to $1.0 million in cash from the sale of a building partially offset by a $0.5 million increase in capital spending.
Approximately 70% of the 2017 capital spending was for strategic growth initiatives and the remaining 30% was for plant maintenance projects. The majority of the strategic growth investments were focused on the deep well injection system project at our Geismar, LA facility which accounted for half of the Company's capital expenditures in the current quarter. The Company expects to spend $16 million on the project, of which $2.0 million occurred in 2016 and $4.2 million occurred in the first quarter of 2017, with the remaining $9.8 million of projected spending to occur in the remainder of 2017.
Net cash from financing activities for the three months ended March 31, 2017 was a use of $5.7 million, compared to a source of $8.4 million in 2016, a decrease in cash of $14.1 million. This decrease in cash was largely due to $9.0 million decreased loan borrowings and $5.0 million increased loan repayments.
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
During the three months ended March 31, 2017, the Company spent $2.4 million related to restructuring activities initiated during the third quarter of 2015, and anticipates spending $3.7 million within the next twelve months.

On March 31, 2017, the Company had cash and cash equivalents outside the United States of $22.0 million, or 74% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States taxes to repatriate these funds.

The Company’s available financial resources allow for the continuation of dividend payments, pursuit of acquisition projects and further geographic expansion initiatives. We further believe that on hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit in the Credit Agreement, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash, our future operating cash flows and our existing revolving line of credit. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the
Company may have to take alternative actions that differ from current operating plans.

Critical Accounting Estimates and Policies
There have been no material changes from the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
At March 31, 2017, we had a $450.0 million revolving credit facility, of which $189.0 million of variable-rate debt was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $260.0 million, taking into account $1.0 million in face amount of letters of credit issued under the sub-facility. In December 2012, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt, which is currently outstanding under our current credit agreement, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap of approximately $0.2 million (determined using level 2 inputs within the fair value hierarchy) is recorded in other long-term liabilities as of March 31, 2017.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue from time to time used interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $89.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.9 million per year.
We do not currently, but may from time to time, hedge our currency rate and energy risks.
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
As of March 31, 2017, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Note 12 of Notes to Consolidated Condensed Financial Statements in “Part I, Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not have any share repurchases on the open market during the first quarter of 2017. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. In the first quarter of 2017, the Company reacquired an aggregate of 6,979 shares at a price of $51.58 per share in connection with the surrender of restricted shares by employees for tax purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 2, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated May 2, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated May 2, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated May 2, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	May 2, 2017

INNOPHOS HOLDINGS, INC.

/s/ Han Kieftenbeld
By:	Han Kieftenbeld
Its:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 2, 2017

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 2, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated May 2, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated May 2, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated May 2, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.