Form 10-K/A
period 2016-12-31
Innophos Holdings, Inc.
filed 2017-06-13
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC, 20549
_______________________________________________________________________________________________
FORM 10-K/A
Amendment No. 1
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
As of February 17, 2017, the registrant had 19,458,064 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement filed for its Annual Meeting of Stockholders held May 16, 2017	III (Items 10, 11, 12, 13 and 14)

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Original Filing), filed with the U.S. Securities and Exchange Commission on February 28, 2017 (Original Filing Date). The sole purpose of this Amendment No. 1 is to correct the previously filed Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.1), which referenced PricewaterhouseCoopers LLP’s reports with respect to our consolidated financial statements and the effectiveness of our internal control over financial reporting included in our Original Filing as being dated February 24, 2017 instead of the correct date of February 28, 2017.
Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements.*
(a)(2) Financial Statement Schedules.*
(a)(3) Exhibits required by Item 601 of Regulation S-K. The information required by this Section (a)(3) of Item 15 is set forth on the Exhibit Index that follows the signatures page of this Annual Report on Form 10-K/A.
* Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 28, 2017, which is being amended hereby.  Schedules were omitted because they were not required or because the information was provided elsewhere in the financial statements noted in (a)(1).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 13th day of June, 2017.

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

12.1*	Statement re: Calculation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of Registrant
23.1(1)	Consent of PricewaterhouseCoopers LLP
31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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
(1) Filed herewith.
* Previously filed with our Annual Report on Form 10-K filed with the Commission on February 28, 2017.
** Previously furnished with our Annual Report on Form 10-K filed with the Commission on February 28, 2017.
+ Management contract or compensatory plan or arrangement.