Form 10-Q
period 2017-06-30
Innophos Holdings, Inc.
filed 2017-08-01
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2017, the registrant had 19,526,167 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$33,496	$53,487
Accounts receivable, net	85,493	77,692
Inventories	126,652	128,295
Other current assets	30,090	23,894
Total current assets	275,731	283,368
Property, plant and equipment, net	206,683	205,459
Goodwill	84,373	84,373
Intangibles and other assets, net	64,889	69,811
Total assets	$631,676	$643,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade and other	$45,458	$51,611
Other current liabilities	40,934	43,605
Total current liabilities	86,392	95,216
Long-term debt	180,000	185,000
Other long-term liabilities	14,139	15,569
Total liabilities	$280,531	$295,785
Commitments and contingencies (note 12)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,857,178 and 22,777,690; outstanding 19,526,167 and 19,455,011 shares	20	19
Paid-in capital	136,015	134,694
Common stock held in treasury, at cost (3,331,011 and 3,322,679 shares)	(175,789)	(175,051)
Retained earnings	392,448	389,048
Accumulated other comprehensive loss	(1,549)	(1,484)
Total stockholders' equity	351,145	347,226
Total liabilities and stockholders' equity	$631,676	$643,011

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$179,140	$181,888	$345,084	$371,518
Cost of goods sold	140,064	145,738	269,465	294,652
Gross profit	39,076	36,150	75,619	76,866
Operating expenses:
Selling, general and administrative	19,867	15,732	39,175	33,967
Research & development expenses	818	1,021	1,648	2,017
Total operating expenses	20,685	16,753	40,823	35,984
Operating income	18,391	19,397	34,796	40,882
Interest expense, net	1,452	1,913	2,805	3,712
Foreign exchange (gain) loss	(78)	355	(135)	316
Income before income taxes	17,017	17,129	32,126	36,854
Provision for income taxes	5,794	5,025	9,980	11,908
Net income	$11,223	$12,104	$22,146	$24,946
Net income attributable to participating common shareholders	$11,154	$12,015	$22,027	$24,808
Per share data (note 2):
Income per participating share:
Basic	$0.58	$0.62	$1.14	$1.29
Diluted	$0.57	$0.61	$1.12	$1.27
Weighted average participating shares outstanding:
Basic	19,396,531	19,241,074	19,386,533	19,235,360
Diluted	19,692,690	19,613,807	19,693,682	19,521,960

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax of $3, $50, ($53), and $269)	$(5)	$(80)	$87	$(438)
Change in pension and post-retirement plans, (net of tax of $58, ($16), $68, and $34)	(147)	52	(152)	(90)
Other comprehensive loss, net of tax	$(152)	$(28)	$(65)	$(528)
Comprehensive income	$11,071	$12,076	$22,081	$24,418

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30, 2017	June 30, 2016
Cash flows provided from operating activities
Net income	$22,146	$24,946
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	19,131	18,564
Amortization of deferred financing charges	215	337
Deferred income tax provision	14	363
Gain on sale of building	(153)	—
Share-based compensation	2,285	1,301
Changes in assets and liabilities:
Increase in accounts receivable	(7,797)	(5,302)
Decrease in inventories	1,650	16,480
(Increase) decrease in other current assets	(5,975)	5,947
(Decrease) increase in accounts payable	(6,389)	2,328
Decrease in other current liabilities	(2,688)	(18,327)
Changes in other long-term assets and liabilities	(3,083)	(4,598)
Net cash provided from operating activities	19,356	42,039
Cash flows used for investing activities:
Capital expenditures	(16,077)	(18,538)
Proceeds from sale of building	1,028	—
Net cash used for investing activities	(15,049)	(18,538)
Cash flows used for financing activities:
Proceeds from exercise of stock options	—	9
Long-term debt borrowings	14,000	36,000
Long-term debt repayments	(19,000)	(19,002)
Excess tax deficiency from exercise of stock options	—	(331)
Restricted stock forfeitures	(738)	(318)
Dividends paid	(18,722)	(18,564)
Net cash used for financing activities	(24,460)	(2,206)
Effect of foreign exchange rate changes on cash and cash equivalents	162	12
Net change in cash	(19,991)	21,307
Cash and cash equivalents at beginning of period	53,487	17,905
Cash and cash equivalents at end of period	$33,496	$39,212

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2015	19,290	$19	$378,321	$(42,286)	$(2,794)	$333,260
Net income			47,971			47,971
Other comprehensive income, (net of tax $(725))					1,310	1,310
Proceeds from stock award exercises and issuances	192			(1,428)		(1,428)
Share-based compensation				3,732		3,732
Excess tax deficiency from exercise of stock options				(9)		(9)
Restricted stock forfeitures	(27)			(366)		(366)
Dividends declared			(37,244)			(37,244)
Balance, December 31, 2016	19,455	$19	$389,048	$(40,357)	$(1,484)	$347,226
Net income			22,146			22,146
Other comprehensive loss, (net of tax $15)					(65)	(65)
Proceeds from stock award exercises and issuances	80	1		(964)		(963)
Share-based compensation				2,285		2,285
Restricted stock forfeitures	(9)			(738)		(738)
Dividends declared			(18,746)			(18,746)
Balance, June 30, 2017	19,526	$20	$392,448	$(39,774)	$(1,549)	$351,145

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which requires all modifications to be accounted for as a modification unless the fair value, vesting conditions and classification of the award as equity or liability are the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The adoption of this guidance is not expected to have a significant effect on our financial position, results of operations and related disclosures.

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$11,223	$12,104	$22,146	$24,946
Less: earnings attributable to unvested shares	(69)	(89)	(119)	(138)
Net income available to participating common shareholders	$11,154	$12,015	$22,027	$24,808
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,396,531	19,241,074	19,386,533	19,235,360
Dilutive effect of stock equivalents	296,159	372,733	307,149	286,600
Diluted number of weighted average participating common shares outstanding	19,692,690	19,613,807	19,693,682	19,521,960
Earnings per participating common share:
Earnings per participating common share—Basic	$0.58	$0.62	$1.14	$1.29
Earnings per participating common share—Diluted	$0.57	$0.61	$1.12	$1.27

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	463,396	482,803	452,406	568,936

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Dividends
The following is the dividend activity for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Dividends declared – per share	$0.48	$0.48	$0.96	$0.96
Dividends declared – aggregate	9,373	9,863	18,722	18,564
Dividends paid – per share	0.48	0.48	0.96	0.96
Dividends paid – aggregate	9,373	9,863	18,722	18,564

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

4. Stockholders’ Equity / Stock-Based Compensation
Restricted Stock
In April and May 2017, there were a total of 30,612 restricted shares granted to certain employees with a fair value of $1.6 million. These awards are classified as equity awards and vest annually over three years. The related compensation expense is based on the date of grant share prices of $52.51 and $48.42 for April and May, respectively. The compensation expense is amortized on a straight-line basis over the requisite vesting period and accelerated for those employees that are retirement eligible during the vesting period.
Stock Options
In April and May 2017, the Company granted a total of 102,607 non-qualified stock options at exercise prices of $52.51 and $48.42 for April and May, respectively, to certain employees with a fair value of $1.2 million. The non-qualified stock options vest annually over three years with April 3, 2027 and May 1, 2027 expiration dates.
The fair values of the options granted in 2017 were determined using the Black-Scholes option-pricing model. The blended assumptions used in the Black-Scholes option-pricing model were as follows for the April 3, 2017 and May 1, 2017 grants:

Non-qualified stock options
Expected Volatility	31.3%
Dividend Yield	3.6%
Risk-free interest rate	2.09%
Expected term (years)	6.6
Weighted average grant date fair value of stock options	$11.54
For the 2017 grants, the expected volatility and the expected term are based on the Company's historical data. The dividend yield is the expected annual dividend payments divided by the average stock price since announcement of the latest dividend change up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Performance Share Awards
In April and May 2017, the Company granted 22,958 performance shares to certain employees with a fair value of $1.3 million. The performance shares vest at the end of the three year performance cycle and the number of shares distributable depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period.
Stock Grants
In May 2017, the seven external members of the Board of Directors were granted a combined total of 13,916 shares of the Company's common stock with an aggregated fair value of approximately $0.6 million which immediately vested as part of their director fees.
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Stock options	$299	$311	$604	$85
Restricted stock	472	510	912	340
Performance shares	167	(124)	139	281
Stock grants	630	595	630	595
Total share-based compensation expense (a)	$1,568	$1,292	$2,285	$1,301
(a) The six months ended June 30, 2016 includes a benefit of $524 for a change in estimate due to restructuring activities.

5. Inventories
Inventories consist of the following:

	June 30, 2017	December 31, 2016
Raw materials	$38,775	$33,185
Finished products	73,733	81,369
Spare parts	14,144	13,741
	$126,652	$128,295

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of June 30, 2017 and December 31, 2016 were $13,809 and $13,422, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Other Current Assets
Other current assets consist of the following:

	June 30, 2017	December 31, 2016
Creditable taxes (value added taxes)	$7,899	$9,722
Vendor inventory deposits (prepaid)	15,195	3,750
Prepaid income taxes	3,954	4,659
Prepaid insurance	641	2,248
Other	2,401	3,515
	$30,090	$23,894

7. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2017	December 31, 2016
Developed technology and application patents, net of accumulated amortization of $29,247 for 2017 and $27,778 for 2016	7-20	$17,028	$18,497
Customer relationships, net of accumulated amortization of $19,950 for 2017 and $18,569 for 2016	5-15	18,862	20,243
Trade names and license agreements, net of accumulated amortization of $11,000 for 2017 and $10,315 for 2016	5-20	6,661	7,346
Non-compete agreements, net of accumulated amortization of $1,280 for 2017 and $1,268 for 2016	3-10	53	65
Total intangibles		$42,604	$46,151
Deferred income taxes		$18,417	$18,432
Deferred financing costs, net of accumulated amortization of $3,687 for 2017 and $3,473 for 2016 (see note 9)		1,935	2,150
Other tax assets		—	997
Other assets		1,933	2,081
Total other assets		$22,285	$23,660
		$64,889	$69,811

8. Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2017	December 31, 2016
Payroll related	$11,163	$11,852
Taxes other than income taxes	2,590	2,624
Benefits and pensions	4,744	5,419
Freight and rebates	3,368	3,579
Income taxes	8,630	9,278
Restructuring and management transition reserve	2,926	4,737
Other	7,513	6,116
	$40,934	$43,605

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	June 30, 2017	December 31, 2016
Revolver borrowings under the credit facility due 2022	$180,000	$185,000
Total borrowings	$180,000	$185,000
Less current portion	—	—
Long-term debt	$180,000	$185,000

The Company's credit facility includes a revolving line of credit from the lenders of up to $450.0 million, including a $20.0 million letter of credit sub-facility and a $20.0 million swingline loan facility, all maturing on December 22, 2022. The credit agreement governing this facility also provides for possible additional revolving indebtedness under an incremental facility of up to $150.0 million (for an aggregate of revolving capacity up to $600.0 million) upon future request by the Company to existing lenders (and depending on their consent) or from other willing financial institutions invited by the Company and reasonably acceptable to the administrative agent to join in the credit agreement. This revolving credit facility increase, if implemented, may provide for higher applicable margins to either the increased portion or possibly the entire revolving credit facility, with limitations, than those in effect for the original revolving commitments under the credit agreement.
As of June 30, 2017, $180.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy) with total availability at $269.0 million, taking into account $1.0 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.8%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Company to maintain the following consolidated ratios (as defined and calculated according to the credit agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.50 to 1.00.
(b) “Interest Coverage Ratio” greater than or equal to 3.00 to 1.00.

As of June 30, 2017, the Company was in full compliance with all debt covenant requirements.
In December 2012, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million floating rate debt, which is currently outstanding under the credit agreement, to a fixed rate to maturity obligation of 0.9475% expiring in December 2017. This interest rate swap has been designated as a cashflow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap of approximately $0.2 million is recorded in other long-term assets as of June 30, 2017. Based on $80.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.8 million per year.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the six months ended June 30, 2017 and June 30, 2016 was $2.7 million and $3.5 million, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest expense	$1,450	$1,790	$2,765	$3,501
Deferred financing cost	108	169	215	337
Interest income	(11)	(10)	(20)	(24)
Less: amount capitalized for capital projects	(95)	(36)	(155)	(102)
Total interest expense, net	$1,452	$1,913	$2,805	$3,712

10. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	June 30, 2017	December 31, 2016
Deferred income taxes	$419	$1,282
Pension and post retirement liabilities	8,425	7,689
Restructuring and management transition reserve	210	1,618
Uncertain tax positions	1,974	1,974
Environmental liabilities	1,100	1,100
Other liabilities	2,011	1,906
	$14,139	$15,569

11. Income Taxes
The effective income tax rate on income before taxes was approximately 31% for the six months ended June 30, 2017 compared to approximately 32% for the comparable period in 2016. The change in the components of the effective tax rate are primarily due to the adoption of a new accounting pronouncement changing the accounting for tax benefits from stock option exercises and vesting of restricted stock and performance awards, which decreased the effective tax rate by 2%, a permanent adjustment attributable to an inventory obsolescence reserve in Mexico in the prior year, which decreased the effective tax rate by 2% as compared to last year and prior year tax return true-ups which increased the effective tax rate by 3% as compared to last year.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2009 through 2015. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months as a result of possible settlements of income tax authority examinations. Other than the items mentioned above, as of June 30, 2017, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $11.4 million and $26.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of June 30, 2017.
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
Other Legal Matters
In addition, we are party to legal proceedings and contractual disputes that arise in the ordinary course of our business. Except as to the matters specifically discussed, management believes the likelihood that the ultimate disposition of these matters will have a material adverse effect on our business, results of operations, financial condition and/or cash flows is remote. However, these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

13. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$33	$33	$—	$46	$46
Interest cost	26	30	56	30	45	75
Expected return on assets	(35)	—	(35)	(36)	—	(36)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(49)	(49)	2	(13)	(11)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(9)	$14	$5	$(4)	$78	$74

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$67	$67	$—	$92	$92
Interest cost	51	61	112	59	89	148
Expected return on assets	(70)	—	(70)	(72)	—	(72)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(99)	(99)	4	(26)	(22)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(19)	$29	$10	$(9)	$155	$146

Innophos has no minimum contribution requirements and does not plan to make cash contributions for its US defined benefit pension plan in 2017.
Innophos made its entire cash contribution of $2.9 million for the US defined contribution plan during the first quarter of 2017 for the plan year 2016.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended June 30, 2017			For the three months ended June 30, 2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$93	$12	$105	$93	$12	$105
Interest cost	125	14	139	125	14	139
Expected return on assets	(199)	—	(199)	(197)	—	(197)
Amortization of
actuarial loss (gain)	43	—	43	53	—	53
prior service cost	26	—	26	28	—	28
net transition obligation	—	5	5	—	5	5
Exchange rate changes	(98)	31	(67)	(12)	(1)	(13)
Net periodic cost	$(10)	$62	$52	$90	$30	$120

	For the six months ended June 30, 2017			For the six months ended June 30, 2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$187	$25	$212	$180	$24	$204
Interest cost	252	27	279	243	26	269
Expected return on assets	(400)	—	(400)	(382)	—	(382)
Amortization of
actuarial loss (gain)	86	—	86	103	—	103
prior service cost	53	—	53	53	—	53
net transition obligation	—	11	11	—	11	11
Exchange rate changes	(146)	45	(101)	(300)	77	(223)
Net periodic cost	$32	$108	$140	$(103)	$138	$35
Innophos Canada, Inc. plans to make cash contributions to its Canadian defined benefit plan of approximately $0.5 million in 2017.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by Component:

For the three months ended June 30, 2017	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2017	$(1,498)	$101	$(1,397)
Other comprehensive loss before reclassifications	(147)	(5)	(152)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(147)	(5)	(152)
Balance at June 30, 2017	$(1,645)	$96	$(1,549)

For the three months ended June 30, 2016	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2016	$(2,984)	$(310)	$(3,294)
Other comprehensive income (loss) before reclassifications	52	(80)	(28)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	52	(80)	(28)
Balance at June 30, 2016	$(2,932)	$(390)	$(3,322)

For the six months ended June 30, 2017	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(1,493)	$9	$(1,484)
Other comprehensive (loss) income before reclassifications	(152)	87	(65)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive (loss) income	(152)	87	(65)
Balance at June 30, 2017	$(1,645)	$96	$(1,549)

For the six months ended June 30, 2016	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(2,842)	$48	$(2,794)
Other comprehensive loss before reclassifications	(90)	(438)	(528)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(90)	(438)	(528)
Balance at June 30, 2016	$(2,932)	$(390)	$(3,322)

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
The following table summarizes the fiscal year 2017 activities related to these restructuring initiatives for severance and benefits:

For the three months ended June 30, 2017	Restructuring Costs
Balance at March 31, 2017	$3,939
Expense recorded	—
Payments made	(803)
Balance at June 30, 2017	$3,136

For the six months ended June 30, 2017	Restructuring Costs
Balance at December 31, 2016	$6,356
Expense recorded	—
Payments made	(3,220)
Balance at June 30, 2017	$3,136

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
The Company's chief executive officer is the chief operating decision maker and, as of the first quarter of 2017, has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition, (2) Industrial Specialties and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. Prior to the first quarter of 2017, the reporting segments were (1) Specialty Phosphates US & Canada, (2) Specialty Phosphates Mexico and (3) GTSP & Other, versus the current market view.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended June 30, 2017	Food, Health & Nutrition	Industrial Specialties	Other	Total
Sales	$92,198	$67,368	$19,574	$179,140
EBITDA	$17,032	$8,654	$2,333	$28,019
Depreciation and amortization expense	$5,498	$3,486	$566	$9,550

For the three months ended June 30, 2016	Food, Health & Nutrition	Industrial Specialties	Other	Total
Sales	$94,662	$71,912	$15,314	$181,888
EBITDA	$19,744	$10,136	$(1,556)	$28,324
Depreciation and amortization expense	$5,252	$3,538	$492	$9,282

For the six months ended June 30, 2017	Food, Health & Nutrition	Industrial Specialties	Other	Total
Sales	$183,281	$131,040	$30,763	$345,084
EBITDA	$32,656	$18,175	$3,231	$54,062
Depreciation and amortization expense	$11,220	$6,858	$1,053	$19,131

For the six months ended June 30, 2016	Food, Health & Nutrition	Industrial Specialties	Other	Total
Sales	$193,074	$146,467	$31,977	$371,518
EBITDA	$39,677	$19,697	$(244)	$59,130
Depreciation and amortization expense	$10,043	$6,597	$1,924	$18,564

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A reconciliation of net income to EBITDA follows:

	Three months ended
	June 30, 2017	June 30, 2016
Net income	$11,223	$12,104
Provision for income taxes	5,794	5,025
Interest expense, net	1,452	1,913
Depreciation and amortization	9,550	9,282
EBITDA	$28,019	$28,324

	Six months ended
	June 30, 2017	June 30, 2016
Net income	$22,146	$24,946
Provision for income taxes	9,980	11,908
Interest expense, net	2,805	3,712
Depreciation and amortization	19,131	18,564
EBITDA	$54,062	$59,130

17. Subsequent Events
On July 28, 2017, Innophos Holdings, Inc. and its newly-formed, indirect wholly-owned subsidiary, Thor Merger Sub, Inc., entered into an Agreement and Plan of Merger with GenNx Novel Holdings, Inc. (“GenNx”), the ultimate parent of Novel Ingredients, LLC (“Novel”). Pursuant to this agreement, at the closing of the transaction contemplated thereby, Thor Merger Sub, Inc. will merge with and into GenNx, with GenNx being the surviving corporation and a wholly-owned subsidiary of Innophos, Inc.
Novel is a supplier of botanicals, proteins, amino acids and other healthy ingredient solutions serving the nutrition market including immune health, heart health, sports nutrition and energy, bone and joint health, antioxidant properties and cognitive health. The Novel acquisition will strengthen Innophos’ position in the Food, Health & Nutrition segment.
The Company will pay holders of GenNx common stock and options aggregate consideration of $125 million in cash, subject to specified adjustments. The Company expects to finance the merger with cash on hand and borrowings under the Company’s credit facility.
The merger agreement contains representations and warranties, as well as covenants and agreements, by each party, including, among other things, covenants (i) with respect to the conduct of the business of Novel during the period between the signing of the merger agreement and the closing of the merger and (ii) regarding each party’s obligation to use reasonable best efforts to obtain governmental approvals and to take other actions necessary to consummate the merger. The merger agreement may be terminated by either party if the merger has not been consummated by September 26, 2017; however if the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements (“HSR Act”) has not occurred by such date, either party may extend the termination date to October 26, 2017.
Closing of the merger is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act. The Company anticipates that the merger will close during the third quarter of 2017. There can be no assurance that all of the conditions to closing the merger will be satisfied, or that the merger will be consummated.

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

Recent Trends and Outlook
Q3 2017
Sales in Q3 are expected to be similar to the second quarter 2017, down approximately 4% year-over-year, but with an anticipated mix improvement towards Food, Health & Nutrition.
Earnings in the third quarter are forecast to be positively impacted sequentially by reduced implementation fees and first time cost savings from our Phase 2 Operational Excellence initiatives. Input costs are expected to be in line with second quarter 2017.
The Company anticipates that the tax rate will remain at the more normalized level of approximately 33% in the third quarter.
Full Year
The Company is reiterating its revenue and earnings guidance for full-year 2017, excluding the impact of the Novel Ingredients acquisition.
On a full year basis, overall market conditions and the competitive landscape for 2017 are expected to be similar to 2016.
The Company anticipates that the Phase 2 Operational Excellence fees incurred in the first half of the year will be more than offset by the Phase 2 savings, of which $5 million is estimated to take effect in the second half of 2017.
As a result of these factors, the Company continues to expect full year revenues to be down by approximately 4% compared with 2016. The Company further continues to expect full-year earnings to be broadly in line with 2016, reflecting the impact of management’s focus on cost actions and productivity initiatives given the challenging market conditions.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
	Amount	%	Amount	%
Net sales	$179.1	100.0	$181.9	100.0
Cost of goods sold	140.0	78.2	145.7	80.1
Gross profit	39.1	21.8	36.2	19.9
Operating expenses:
Selling, general and administrative	19.9	11.1	15.8	8.7
Research & development	0.8	0.4	1.0	0.5
Income from operations	18.4	10.3	19.4	10.7
Interest expense, net	1.5	0.8	1.9	1.0
Foreign exchange (gain) loss, net	(0.1)	(0.1)	0.4	0.2
Provision for income taxes	5.8	3.2	5.0	2.7
Net income	$11.2	6.3	$12.1	6.7

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Amount	%	Amount	%
Net sales	$345.1	100.0	$371.5	100.0
Cost of goods sold	269.5	78.1	294.6	79.3
Gross profit	75.6	21.9	76.9	20.7
Operating expenses:
Selling, general and administrative	39.2	11.4	33.9	9.1
Research & development	1.6	0.4	2.1	0.6
Income from operations	34.8	10.1	40.9	11.0
Interest expense, net	2.8	0.8	3.7	1.0
Foreign exchange (gain) loss, net	(0.1)	—	0.3	0.1
Provision for income taxes	10.0	2.9	12.0	3.2
Net income	22.1	6.4	24.9	6.7

Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2017 were $179.1 million, a decrease of $2.8 million, or 1.5%, as compared to $181.9 million for the same period in 2016, with prices down 5.1% but volumes up 3.6%. Food, Health & Nutrition sales were down 2.6%, or $2.5 million, with selling prices lower by 4.5%, or $4.3 million, but volumes higher by 1.9%, or $1.8 million. Industrial Specialties sales were down 6.3%, or $4.6 million, with selling prices lower by 6.5%, or $4.7 million, but volumes higher by 0.2%, or $0.1 million. Other sales were higher by 27.8%, or $4.3 million, with volumes higher by 30.5%, or $4.7 million, but prices lower by 2.7%, or $0.4 million.
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

The following table illustrates for the three months ended June 30, 2017 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health & Nutrition	(4.5)%	1.9%	(2.6)%
Industrial Specialties	(6.5)%	0.2%	(6.3)%
Other	(2.7)%	30.5%	27.8%
Total	(5.1)%	3.6%	(1.5)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2017 was $39.1 million, an increase of $2.9 million, or 8.0%, as compared to $36.2 million for the same period in 2016. Gross profit percentage of net sales increased to 21.8% for the three months ended June 30, 2017 versus 19.9% for the same period in 2016 due to improving mix into higher value products. Gross profit in 2017 was favorably affected by $13.0 million lower raw material costs, mainly phosphate rock and MGA, and $0.4 million higher sales volumes. These favorable effects were partially offset by $9.4 million lower selling prices, $2.5 million expenses for the implementation of Phase 2 of Operational Excellence initiatives, $0.7 million higher manufacturing costs, and $0.3 million higher depreciation. Included in 2016 gross profit was $2.4 million planned maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended June 30, 2017 were $20.7 million, an increase of $3.9 million, or 23.2%, as compared to $16.8 million for the same period in 2016. The increase was due to $1.3 million increased employee related costs, $1.7 million for strategic initiatives and a $0.9 million increase in all other expenses.
Operating Income
Operating income for the three months ended June 30, 2017 was $18.4 million, a decrease of $1.0 million, or 5.2%, as compared to $19.4 million for the same period in 2016. Operating income as a percentage of net sales decreased to 10.3% versus 10.7% for the same period in 2016, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2017 was $1.5 million, a decrease of $0.4 million, or 21.1%, as compared to $1.9 million for the same period in 2016. The decrease was primarily due to lower average external loan balances and lower interest rates from our updated credit facility entered into in December 2016.
Foreign Exchange
Foreign exchange for the three months ended June 30, 2017 was a gain of $0.1 million as compared to a loss of $0.4 million for the same period in 2016. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US Dollar strengthened throughout the prior year period versus the Mexican Peso and the Canadian Dollar, the remeasurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 34% for the three months ended June 30, 2017 compared to 29% for the same period in 2016. The variances in the effective tax rate are primarily due to prior year tax return true-ups which increased the effective tax rate by 6% as compared to the same period last year and changes in foreign exchange rates which increased the effective tax rate by 3% in the current quarter. The increases in the effective tax rate were offset by a permanent adjustment attributable to an inventory obsolescence reserve in Mexico in the prior year which decreased the effective tax rate by 2% as compared to the same period last year and increased income in lower tax rate jurisdictions which decreased the effective tax rate by 2% in the current quarter.

Net Income
Net income for the three months ended June 30, 2017 was $11.2 million, a decrease of $0.9 million, as compared to $12.1 million for the same period in 2016, due to the factors described above.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2017 were $345.1 million, a decrease of $26.4 million, or 7.1%, as compared to $371.5 million for the same period in 2016, with prices down 5.2% and volumes down 1.9%. Food, Health & Nutrition sales were down 5.1%, or $9.8 million, with selling prices lower by 3.7%, or $7.1 million, and volumes lower by 1.4%, or $2.7 million. Industrial Specialties sales were down 10.5%, or $15.4 million, with selling prices lower by 6.8%, or $9.9 million, and volumes lower by 3.7%, or $5.5 million. Other sales were lower by 3.8%, or $1.2 million, with prices lower by 6.9%, or $2.2 million, but volumes higher by 3.1%, or $1.0 million.
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
The following table illustrates for the six months ended June 30, 2017 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health & Nutrition	(3.7)%	(1.4)%	(5.1)%
Industrial Specialties	(6.8)%	(3.7)%	(10.5)%
Other	(6.9)%	3.1%	(3.8)%
Total	(5.2)%	(1.9)%	(7.1)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2017 was $75.6 million, a decrease of $1.3 million, or 1.7%, as compared to $76.9 million for the same period in 2016. Gross profit percentage of net sales increased to 21.9% for the six months ended June 30, 2017 versus 20.7% for the same period in 2016 due to improving mix into higher value products. Gross profit in 2017 was unfavorably affected by $19.2 million lower selling prices, $5.4 million lower sales volumes, $3.2 million expenses for the implementation of Phase 2 Operational Excellence initiatives, and $0.6 million higher depreciation. These unfavorable effects were partially offset by $21.5 million lower raw material costs, mainly phosphate rock and MGA, $1.6 million lower manufacturing costs, and $0.7 million favorable exchange rates mostly from our Mexican peso based costs. Included in 2016 gross profit was $2.4 million planned maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility and a $0.9 million charge for a GTSP lower of cost or market reserve.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the six months ended June 30, 2017 were $40.8 million, an increase of $4.8 million, or 13.3%, as compared to $36.0 million for the same period in 2016. The increase was due to $2.7 million for strategic initiatives, $1.4 million higher severance costs and a $0.7 million increase in all other costs.
Operating Income
Operating income for the six months ended June 30, 2017 was $34.8 million, a decrease of $6.1 million, or 14.9%, as compared to $40.9 million for the same period in 2016. Operating income as a percentage of net sales decreased to 10.1% versus 11.0% for the same period in 2016 for the reasons noted above.

Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2017 was $2.8 million, a decrease of $0.9 million, or 24.3%, as compared to $3.7 million for the same period in 2016. The decrease was primarily due to lower average loan balances, lower leverage ratios and lower applicable margins in our updated credit facility entered into in December 2016.
Foreign Exchange
Foreign exchange for the six months ended June 30, 2017 was a gain of $0.1 million as compared to a loss of $0.3 million for the same period in 2016. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the US Dollar strengthened throughout the prior year period versus the Mexican Peso and the Canadian Dollar, the remeasurement of the net foreign asset denominated balances contributed to a net foreign exchange loss. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 31% for the six months ended June 30, 2017 compared to 32% for the same period in 2016. The change in the components of the effective tax rate are primarily due to the adoption of a new accounting pronouncement changing the accounting for tax benefits from stock option exercises and vesting of restricted stock and performance awards, which decreased the effective tax rate by 2%, a permanent adjustment attributable to an inventory obsolescence reserve in Mexico in the prior year, which decreased the effective tax rate by 2% as compared to last year and prior year tax return true-ups which increased the effective tax rate by 3% as compared to last year.
Net Income
Net income for the six months ended June 30, 2017 was $22.1 million, a decrease of $2.8 million, as compared to $24.9 million for the same period in 2016, due to the factors described above.

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and, as of the first quarter of 2017, has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition, (2) Industrial Specialties and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and EBITDA. The following table sets forth the results of these indicators by segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016	Net Sales % Change
Segment Net Sales
Food, Health & Nutrition	$92,198	$94,662	(2.6)%
Industrial Specialties	67,368	71,912	(6.3)%
Other	19,574	15,314	27.8%
Total	$179,140	$181,888	(1.5)%

Segment EBITDA
Food, Health & Nutrition	$17,032	$19,744
Industrial Specialties	8,654	10,136
Other	2,333	(1,556)
Total	$28,019	$28,324

Segment EBITDA % of net sales
Food, Health & Nutrition	18.5%	20.9%
Industrial Specialties	12.8%	14.1%
Other	11.9%	(10.2)%
Total	15.6%	15.6%

Depreciation and amortization expense
Food, Health & Nutrition	$5,498	$5,252
Industrial Specialties	3,486	3,538
Other	566	492
Total	$9,550	$9,282

	Six Months Ended
	June 30, 2017	June 30, 2016	Net Sales % Change
Segment Net Sales
Food, Health & Nutrition	$183,281	$193,074	(5.1)%
Industrial Specialties	131,040	146,467	(10.5)%
Other	30,763	31,977	(3.8)%
Total	$345,084	$371,518	(7.1)%

Segment EBITDA
Food, Health & Nutrition	$32,656	$39,677
Industrial Specialties	18,175	19,697
Other	3,231	(244)
Total	$54,062	$59,130

Segment EBITDA % of net sales
Food, Health & Nutrition	17.8%	20.6%
Industrial Specialties	13.9%	13.4%
Other	10.5%	(0.8)%
Total	15.7%	15.9%

Depreciation and amortization expense
Food, Health & Nutrition	$11,220	$10,043
Industrial Specialties	6,858	6,597
Other	1,053	1,924
Total	$19,131	$18,564

A reconciliation of net income to EBITDA follows:

	Three months ended
	June 30, 2017	June 30, 2016
Net income	$11,223	$12,104
Provision for income taxes	5,794	5,025
Interest expense, net	1,452	1,913
Depreciation and amortization	9,550	9,282
EBITDA	$28,019	$28,324

	Six months ended
	June 30, 2017	June 30, 2016
Net income	$22,146	$24,946
Provision for income taxes	9,980	11,908
Interest expense, net	2,805	3,712
Depreciation and amortization	19,131	18,564
EBITDA	$54,062	$59,130
Three months ended June 30, 2017 compared to the three months ended June 30, 2016
Segment Net Sales:
Food, Health & Nutrition net sales decreased 2.6% for the three months ended June 30, 2017 compared with the same period in 2016. Average selling prices decreased by 4.5% but volumes increased 1.9%. Stronger volumes were seen in the food markets while the lower selling prices were primarily due to unfavorable market/customer mix.
Industrial Specialties net sales decreased 6.3% for the three months ended June 30, 2017 compared with the same period in 2016. Average selling prices decreased 6.5%, primarily due to strong competition in technical grade products, but volumes increased 0.2%.
Other net sales increased 27.8% for the three months ended June 30, 2017 compared with the same period in 2016. Average selling prices decreased 2.7%, due to lower commodity market prices, but volumes increased 30.5%, mostly due to order patterns in GTSP.
Segment EBITDA Percentage of Net Sales:

The 240 basis point decrease in Food, Health & Nutrition EBITDA margins for the three months ended June 30, 2017 compared with the same period in 2016 is due to lower average selling prices which decreased margins by 380 basis points, higher manufacturing and operating costs, including expenses for the implementation of Phase 2 Operational Excellence initiatives, which decreased margins by 180 basis points, and strategic project expenses which decreased margins by 170 basis points. This decrease was partially offset by decreased raw material costs, mainly phosphate rock and MGA, which increased margins by 290 basis points, higher sales volume/mix which increased margins by 110 basis points, and favorable translation effects which increased margins by 20 basis points. Included in 2016 was turnaround costs which increased margins by 70 basis points in 2017.

The 130 basis point decrease in Industrial Specialties EBITDA margins for the three months ended June 30, 2017 compared with the same period in 2016 is due to lower average selling prices which decreased margins by 600 basis points, higher manufacturing and operating costs which decreased margins by 330 basis point, strategic project expenses which decreased margins by 110 basis points, and lower sales volume/mix which decreased margins by 40 basis points. This decrease was partially offset by lower raw material costs, mainly phosphate rock and MGA, which increased margins by 780 basis points and favorable translation effects which increased margins by 10 basis points. Included in 2016 was turnaround costs which increased margins by 160 basis points in 2017.

The 2,210 basis point increase in Other EBITDA margins for the three months ended June 30, 2017 compared with the same period in 2016 is due to lower raw material costs which increased margins by 3,070 basis points and lower manufacturing costs which increased margins 130 basis points. This increase was partially offset by lower sales volume/mix which decreased margins by 580 basis points, strategic project expenses which decreased margins by 510 basis points, and lower selling prices which decreased margins 290 basis points. Included in 2016 was turnaround costs which increased margins by 390 basis points in 2017.
Six months ended June 30, 2017 compared to the six months ended June 30, 2016
Segment Net Sales:
Food, Health & Nutrition net sales decreased 5.1% for the six months ended June 30, 2017 compared with the same period in 2016. Average selling prices decreased by 3.7%, primarily due to unfavorable market/customer mix, and volumes decreased 1.4%.
Industrial Specialties net sales decreased 10.5% for the six months ended June 30, 2017 compared with the same period in 2016. Average selling prices decreased 6.8%, due to competitive pressures on technical grade products, and volumes decreased 3.7%, primarily due to the year-over-year effect from pruning actions of lower margin, less differentiated applications.
Other net sales decreased 3.8% for the six months ended June 30, 2017 compared with the same period in 2016. Average selling prices decreased 6.9%, due to lower commodity market prices, and volumes decreased 3.1%.
Segment EBITDA Percentage of Net Sales:

The 280 basis point decrease in Food, Health & Nutrition EBITDA margins for the six months ended June 30, 2017 compared with the same period in 2016 is due to lower average selling prices which decreased margins by 310 basis points, strategic project expenses which decreased margins by 110 basis points, lower sales volume/mix which decreased margins by 90 basis points, higher manufacturing and operating costs, including expenses for the implementation of Phase 2 Operational Excellence initiatives, which decreased margins by 70 basis points, and increased severance cost which decreased margins by 30 basis points. This decrease was partially offset by decreased raw material costs, mainly phosphate rock and MGA, which increased margins by 270 basis points and favorable translation and exchange rate effects which increased margins by 30 basis points. Included in 2016 was turnaround costs which increased margins by 30 basis points in 2017.

The 50 basis point increase in Industrial Specialties EBITDA margins for the six months ended June 30, 2017 compared with the same period in 2016 is due to lower raw material costs, mainly phosphate rock and MGA, which increased margins by 630 basis points, lower manufacturing cost which increased margins by 130 basis points, favorable translation and exchange rate effects which increased margins by 20 basis points, and higher sales volume/mix which increased margins by 10 basis points. This increase was mostly offset by lower average selling prices which decreased margins by 620 basis points, higher operating costs which decreased margins by 100 basis points, strategic project expenses which decreased margins by 70 basis points, and increased severance cost which decreased margins by 30 basis points. Included in 2016 was turnaround costs which increased margins by 80 basis points in 2017.

The 1,130 basis point increase in Other EBITDA margins for the six months ended June 30, 2017 compared with the same period in 2016 is due to lower raw material costs which increased margins by 2,100 basis points, lower manufacturing and operating costs which increased margins by 440 basis points, and favorable exchange rate and translation effects which increased margins by 60 basis points. This increase was partially offset by strategic project expenses which decreased margins by 880 basis points, lower selling prices which decreased margins by 740 basis points, and lower sales volume/mix which decreased margins by 320 basis points. Included in 2016 was a $0.9 million charge for a GTSP lower of cost or market reserve which increased margins by 280 basis points in 2017, and turnaround costs which increased margins by 190 basis points in 2017.

Liquidity and Capital Resources
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Six months ended
	June 30, 2017	June 30, 2016
Operating Activities	$19.4	$42.0
Investing Activities	(15.0)	(18.5)
Financing Activities	(24.5)	(2.2)
Effect of foreign exchange rate changes	0.2	—

Six months ended June 30, 2017 compared to six months ended June 30, 2016
Net cash from operating activities was $19.4 million for the six months ended June 30, 2017 as compared to $42.0 million for 2016, a decrease of $22.6 million. The decrease in operating activities cash resulted from unfavorable changes of $22.2 million in working capital and $2.8 million in net income, as described above, partially offset by favorable changes of $1.5 million in other long term assets and liabilities and $0.9 million non-cash adjustments to income.
The change in working capital is derived from it being a use of cash of $21.1 million in 2017 compared to a source of $1.1 million in 2016, a decrease in cash of $22.2 million. The change in working capital was due to unfavorable changes in inventory of $14.8 million, due to adjusting inventory levels in the prior year in connection with lower customer demand, other current assets of $11.9 million, primarily due to timing of vendor prepayments, accounts payable of $8.7 million, and accounts receivable of $2.5 million. Accounts receivable has increased as a percent of quarterly sales compared to the last four quarters' average due to competitive pressures on customer payment terms. These unfavorable effects were partially offset by a favorable change in other current liabilities of $15.7 million, largely due to U.S. income tax payments in the prior year.
Net cash used for investing activities was $15.0 million for the six months ended June 30, 2017, compared to $18.5 million for 2016, a decrease in spending of $3.5 million. The change was due to $1.0 million cash received from the sale of a building and a $2.5 million decrease in capital spending.
Approximately 60% of the 2017 capital spending was for strategic growth initiatives and the remaining 40% was for plant maintenance projects. The majority of the strategic growth investments were focused on the deep well injection system project at our Geismar, LA facility which accounts for approximately 40% of the Company's capital expenditures. The Company expects to spend $16 million on the project, of which $2.0 million occurred in 2016 and $6.4 million occurred in the first half of 2017, with the remaining $7.6 million of projected spending to occur in the second half of 2017.
Net cash from financing activities for the six months ended June 30, 2017 was a use of $24.5 million, compared to a use of $2.2 million in 2016, a decrease in cash of $22.3 million. This decrease in cash was largely due to $22.0 million decreased loan borrowings.
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
During the six months ended June 30, 2017, the Company spent $3.2 million related to restructuring activities initiated during the third quarter of 2015, and anticipates spending $2.9 million within the next twelve months.

On June 30, 2017, the Company had cash and cash equivalents outside the United States of $23.1 million, or 69% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States taxes to repatriate these funds.

The Company’s available financial resources allow for the continuation of dividend payments, pursuit of acquisition projects and further geographic expansion initiatives. We further believe that on hand cash combined with cash generated from operations, including our Mexican operations, and availability under our revolving line of credit in our credit agreement, will be sufficient to meet our obligations such as debt service, tax payments, capital expenditures and working capital requirements for at least the next twelve months. We expect to fund all these obligations through our existing cash, our future operating cash flows and our existing revolving line of credit. However, future operating performance for the Company is subject to prevailing economic and competitive conditions and various other factors that are uncertain. If the cash flows and other capital resources available to the Company, such as its revolving loan facility, are insufficient to fund our debt and other liquidity needs, the
Company may have to take alternative actions that differ from current operating plans.
On July 28, 2017, Innophos Holdings, Inc. and its newly-formed, indirect wholly-owned subsidiary, Thor Merger Sub, Inc., entered into an Agreement and Plan of Merger with GenNx Novel Holdings, Inc. (“GenNx”), the ultimate parent of Novel Ingredients, LLC (“Novel”). The Company will pay holders of GenNx common stock and options aggregate consideration of $125 million in cash, subject to specified adjustments. The Company expects to finance the merger with cash on hand and borrowings under the Company’s credit facility. Closing of the merger is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act.

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
At June 30, 2017, we had a $450.0 million revolving credit facility, of which $180.0 million of variable-rate debt was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $269.0 million, taking into account $1.0 million in face amount of letters of credit issued under the sub-facility. In December 2012, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt, which is currently outstanding under our current credit agreement, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap of approximately $0.2 million (determined using level 2 inputs within the fair value hierarchy) is recorded in other long-term liabilities as of June 30, 2017.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue from time to time used interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $80.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $0.8 million per year.
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
As of June 30, 2017, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company did not have any share repurchases on the open market during the second quarter of 2017. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans, provided that no such re-aquisitions took place in the second quarter of 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 1, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated August 1, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated August 1, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated August 1, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	August 1, 2017

INNOPHOS HOLDINGS, INC.

/s/ Han Kieftenbeld
By:	Han Kieftenbeld
Its:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 1, 2017

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated August 1, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated August 1, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated August 1, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated August 1, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.