Form 10-Q
period 2017-09-30
Innophos Holdings, Inc.
filed 2017-10-31
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2017, the registrant had 19,528,992 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$32,732	$53,487
Accounts receivable, net of allowance for doubtful accounts ($483 and $164)	102,162	77,692
Inventories	148,536	128,295
Other current assets	25,479	23,894
Total current assets	308,909	283,368
Property, plant and equipment, net	211,601	205,459
Goodwill	139,459	84,373
Intangibles and other assets, net	110,797	69,811
Total assets	$770,766	$643,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital leases	$4	$—
Accounts payable, trade and other	59,969	51,611
Other current liabilities	47,945	43,605
Total current liabilities	107,918	95,216
Long-term debt and capital leases	295,006	185,000
Other long-term liabilities	14,072	15,569
Total liabilities	$416,996	$295,785
Commitments and contingencies (note 14)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,863,478 and 22,777,690; outstanding 19,528,932 and 19,455,011 shares	20	19
Paid-in capital	136,598	134,694
Common stock held in treasury, at cost (3,334,546 and 3,322,679 shares)	(175,789)	(175,051)
Retained earnings	394,645	389,048
Accumulated other comprehensive loss	(1,704)	(1,484)
Total stockholders' equity	353,770	347,226
Total liabilities and stockholders' equity	$770,766	$643,011

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$183,839	$186,037	$528,923	$557,555
Cost of goods sold	142,870	145,497	412,335	440,149
Gross profit	40,969	40,540	116,588	117,406
Operating expenses:
Selling, general and administrative	20,894	17,749	60,069	51,716
Research & development expenses	1,065	896	2,713	2,913
Total operating expenses	21,959	18,645	62,782	54,629
Operating income	19,010	21,895	53,806	62,777
Interest expense, net	1,630	1,915	4,435	5,627
Foreign exchange loss (gain)	100	110	(35)	426
Income before income taxes	17,280	19,870	49,406	56,724
Provision for income taxes	5,698	6,227	15,678	18,135
Net income	$11,582	$13,643	$33,728	$38,589
Net income attributable to participating common shareholders	$11,513	$13,548	$33,540	$38,356
Per share data (note 3):
Income per participating share:
Basic	$0.59	$0.70	$1.73	$1.99
Diluted	$0.58	$0.69	$1.70	$1.96
Weighted average participating shares outstanding:
Basic	19,412,474	19,294,070	19,395,317	19,255,143
Diluted	19,699,052	19,670,159	19,695,530	19,572,003

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax of $31, ($126), ($22), and $143)	$(52)	$204	$35	$(234)
Change in pension and post-retirement plans, (net of tax of $43, ($24), $111, and $10)	(103)	78	(255)	(12)
Other comprehensive loss, net of tax	$(155)	$282	$(220)	$(246)
Comprehensive income	$11,427	$13,925	$33,508	$38,343

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30, 2017	September 30, 2016
Cash flows provided from operating activities
Net income	$33,728	$38,589
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	29,009	28,607
Amortization of deferred financing charges	322	505
Deferred income tax (benefit) provision	(14)	363
Gain on sale of building	(153)	—
Share-based compensation	2,996	2,329
Changes in assets and liabilities:
Increase in accounts receivable	(13,024)	(107)
Decrease in inventories	2,873	33,092
Decrease in other current assets	151	2,102
Decrease in accounts payable	(7,566)	(2,545)
Increase (decrease) in other current liabilities	1,666	(16,145)
Changes in other long-term assets and liabilities	(3,331)	(4,986)
Net cash provided from operating activities	46,657	81,804
Cash flows used for investing activities:
Capital expenditures	(24,650)	(25,675)
Proceeds from sale of building	1,028	—
Acquisition of Novel Ingredients, net of cash acquired	(124,984)	—
Net cash used for investing activities	(148,606)	(25,675)
Cash flows provided by (used for) financing activities:
Proceeds from exercise of stock options	—	9
Long-term debt borrowings	146,000	36,000
Long-term debt repayments	(36,000)	(49,002)
Excess tax deficiency from exercise of stock options	—	(346)
Restricted stock forfeitures	(738)	(331)
Dividends paid	(28,095)	(27,891)
Net cash provided by (used for) financing activities	81,167	(41,561)
Effect of foreign exchange rate changes on cash and cash equivalents	27	323
Net change in cash	(20,755)	14,891
Cash and cash equivalents at beginning of period	53,487	17,905
Cash and cash equivalents at end of period	$32,732	$32,796

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2015	19,290	$19	$378,321	$(42,286)	$(2,794)	$333,260
Net income			47,971			47,971
Other comprehensive income, (net of tax $(725))					1,310	1,310
Proceeds from stock award exercises and issuances	192			(1,428)		(1,428)
Share-based compensation				3,732		3,732
Excess tax deficiency from exercise of stock options				(9)		(9)
Restricted stock forfeitures	(27)			(366)		(366)
Dividends declared			(37,244)			(37,244)
Balance, December 31, 2016	19,455	$19	$389,048	$(40,357)	$(1,484)	$347,226
Net income			33,728			33,728
Other comprehensive loss, (net of tax $89)					(220)	(220)
Proceeds from stock award exercises and issuances	87	1		(1,092)		(1,091)
Share-based compensation				2,996		2,996
Restricted stock forfeitures	(13)			(738)		(738)
Dividends declared			(28,131)			(28,131)
Balance, September 30, 2017	19,529	$20	$394,645	$(39,191)	$(1,704)	$353,770

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
Issued but not yet adopted
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the FASB approved the deferral of the effective date of this guidance by one year (with an option to early adopt at the original effective date), making it effective for the interim and annual periods beginning on or after December 15, 2017. As a result, this guidance will be effective for the Company beginning in fiscal year 2018, with an option to early adopt in fiscal year 2017. The guidance permits the use of

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

either a retrospective or modified retrospective transition method. We will adopt the standard using the modified retrospective transition method on January 1, 2018. Based on the results of the assessment performed to date, the Company has preliminarily concluded that revenues are expected to remain substantially unchanged from the current revenue recognition model. The Company will continue to assess the new standard and the potential impact to our financial position, results of operations and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition of new right-of-use assets and lease liabilities on our balance sheet for railcar and tank operating leases. We will continue to evaluate the impact of adoption of the ASU on our financial position, results of operations and related disclosures.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and hedging (Topic 815): Targeted improvements to accounting for hedging activities. This standard more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This standard also addresses specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We do not anticipate the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

2. Acquisitions
On August 25, 2017, the Company acquired 100 percent of the outstanding shares of GenNx Novel Holding, Inc. (together with its direct and indirect wholly-owned subsidiaries, "Novel Ingredients"). Novel Ingredients was a privately-held specialty ingredients supplier of botanicals, proteins, amino acids and other healthy ingredients, as well as branded ingredient and custom formulated solutions, headquartered in East Hanover, NJ. The Company made a $125 million cash payment, subject to post-closing working capital adjustments, which was funded by borrowings under its existing credit facility. The addition of Novel Ingredients grows Innophos' Food, Health, and Nutrition ("FHN") portfolio, expanding its presence in high-growth nutrition end-markets and positioning the Company to more effectively develop innovative ingredient solutions that better serve its customers. Novel Ingredients serves attractive end-markets driven by health and wellness consumer trends such as immune health, sports nutrition, and cognitive health.
During the three months ended September 30, 2017, the Company's results of operations included revenues of $10.2 million and a $0.6 million net loss attributable to Novel Ingredients. Acquisition related costs of $2.4 million (excluding integration costs of $0.6 million) were expensed as incurred and were included in selling, general and administrative expenses.
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition and will be included in the Food, Health and Nutrition operating segment. The goodwill of $55.1 million arising from the acquisition consists of expected revenue and cost synergies, operational know-how, and acquired workforce.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Novel Ingredients
Cash	$105
Accounts receivable, net of allowances of $319	11,447
Inventory, including fair value adjustment of $4,300	23,121
Other current assets	1,655
Property, plant and equipment	4,261
Other non-current assets	187
Goodwill	55,086
Intangible assets	52,900
Accounts payable	(15,854)
Accrued expenses	(2,782)
Deferred income taxes	(5,037)
Total	$125,089
In preparing the preliminary fair value estimates of the intangible assets and certain tangible assets acquired, management consulted with an independent third party. The purchase price and related allocation to assets acquired and liabilities assumed is preliminary pending finalization of the fair values assigned to the intangible assets and the valuation of the working capital components acquired as of the acquisition date.
From previous asset acquisitions, Novel Ingredients has amortizable goodwill and intangible assets that will continue to provide tax amortization deductions in future years. However, the excess of purchase price over the corresponding tax basis resulting from this acquisition will not be deductible for tax purposes. In addition, Novel Ingredients has Net Operating Loss ("NOL") carryforwards that are expected to be utilized in future periods. The deferred income tax balances are preliminary pending management's final analysis and preparation of the final period tax return.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The intangible assets acquired with Novel Ingredients include the following (in thousands):

	Useful life (years)	Novel Ingredients
Customer relationships	20	$46,200
Trade name	5-10	6,700
		$52,900
The weighted average useful life (years) of the intangible assets included in the above table is 18.4 years. The weighted average useful life (years) of the trade names included in the above table is 7.5 years.
The following unaudited pro forma information has been prepared as if the acquisition had occurred on January 1, 2016 (amounts in thousands, excluding EPS figures). The unaudited pro forma results do not reflect any material adjustments, operating efficiencies and other synergies which may result from the consolidation of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$196,873	$205,023	$588,331	$616,489
Net income	$9,229	$12,744	$31,165	$32,456
Income per common share - Basic	$0.48	$0.66	$1.61	$1.69
Income per common share - Diluted	$0.47	$0.65	$1.58	$1.66
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Novel Ingredients to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2016. Interest expense related to the borrowing for the acquisition was applied on January 1, 2016. Depreciation and amortization of approximately $3.0 million and interest expense of approximately $2.6 million related to the above were included in the nine months ended September 30, 2017 and September 30, 2016. Further, the above pro forma amounts include a fair value adjustment to inventory of $4.3 million and was applied on January 1, 2016. The three and nine months ended September 30, 2017 include non-recurring transaction costs of approximately $2.4 million.

3. Earnings per Share (EPS)
The Company accounts for earnings per share in accordance with ASC 260, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS. Under ASC Subtopic 260-10-45, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock, are considered participating securities for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$11,582	$13,643	$33,728	$38,589
Less: earnings attributable to unvested shares	(69)	(95)	(188)	(233)
Net income available to participating common shareholders	$11,513	$13,548	$33,540	$38,356
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,412,474	19,294,070	19,395,317	19,255,143
Dilutive effect of stock equivalents	286,578	376,089	300,213	316,860
Diluted number of weighted average participating common shares outstanding	19,699,052	19,670,159	19,695,530	19,572,003
Earnings per participating common share:
Earnings per participating common share—Basic	$0.59	$0.70	$1.73	$1.99
Earnings per participating common share—Diluted	$0.58	$0.69	$1.70	$1.96

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	395,850	461,193	382,215	520,422

4. Dividends
The following is the dividend activity for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Dividends declared – per share	$0.48	$0.48	$1.44	$1.44
Dividends declared – aggregate	9,373	9,327	28,095	27,891
Dividends paid – per share	0.48	0.48	1.44	1.44
Dividends paid – aggregate	9,373	9,327	28,095	27,891

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
For the 2017 grants, the expected volatility and the expected term are based on the Company's historical data. The dividend yield is the expected annual dividend payments divided by the average stock price since announcement of the latest dividend up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.
Performance Share Awards
In April and May 2017, the Company granted 22,958 performance shares to certain employees with a fair value of $1.3 million. The performance shares vest at the end of the three years performance cycle and the number of shares distributable depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Stock options	$221	$354	$825	$439
Restricted stock	378	497	1,290	837
Performance shares	112	177	251	458
Stock grants	—	—	630	595
Total share-based compensation expense (a)	$711	$1,028	$2,996	$2,329
(a) The nine months ended September 30, 2016 includes a benefit of $524 for a change in estimate due to restructuring activities.

6. Inventories
Inventories consist of the following:

	September 30, 2017	December 31, 2016
Raw materials	$45,501	$33,185
Finished products	89,079	81,369
Spare parts	13,956	13,741
	$148,536	$128,295

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of September 30, 2017 and December 31, 2016 were $18,544 and $13,422, respectively.

7. Other Current Assets
Other current assets consist of the following:

	September 30, 2017	December 31, 2016
Creditable taxes (value added taxes)	$8,053	$9,722
Vendor inventory deposits (prepaid)	8,902	3,750
Prepaid income taxes	4,036	4,659
Prepaid insurance	2,126	2,248
Other	2,362	3,515
	$25,479	$23,894

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Goodwill

The following table provides a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period (in thousands):

	Food, Health and Nutrition	Industrial Specialties	Other	Total
Balance: January 1, 2017	$61,090	$23,283	$—	$84,373
Add: Goodwill from acquisition	55,086	—	—	55,086
Balance: September 30, 2017	$116,176	$23,283	$—	$139,459

9. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2017	December 31, 2016
Developed technology and application patents, net of accumulated amortization of $29,891 for 2017 and $27,778 for 2016	7-20	$16,294	$18,497
Customer relationships, net of accumulated amortization of $20,881 for 2017 and $18,569 for 2016	5-20	64,131	20,243
Trade names and license agreements, net of accumulated amortization of $11,410 for 2017 and $10,315 for 2016	5-20	12,951	7,346
Non-compete agreements, net of accumulated amortization of $1,287 for 2017 and $1,268 for 2016	3-10	46	65
Total intangibles		$93,422	$46,151
Deferred income taxes		$13,430	$18,432
Deferred financing costs, net of accumulated amortization of $3,795 for 2017 and $3,473 for 2016 (see note 11)		1,828	2,150
Other tax assets		—	997
Other assets		2,117	2,081
Total other assets		$17,375	$23,660
		$110,797	$69,811

10. Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2017	December 31, 2016
Payroll related	$13,696	$11,852
Taxes other than income taxes	1,652	2,624
Benefits and pensions	5,687	5,419
Freight and rebates	3,754	3,579
Income taxes	11,695	9,278
Restructuring and management transition reserve	2,165	4,737
Other	9,296	6,116
	$47,945	$43,605

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

11. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	September 30, 2017	December 31, 2016
Revolver borrowings under the credit facility due 2021	$295,000	$185,000
Capital leases	10	—
Total borrowings	$295,010	$185,000
Less current portion of capital leases	4	—
Long-term debt	$295,006	$185,000

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
As of September 30, 2017, $295.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy) with total availability at $153.9 million, taking into account $1.1 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 2.8%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Company to maintain the following consolidated ratios (as defined and calculated according to the credit agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.50 to 1.00.
(b) “Interest Coverage Ratio” greater than or equal to 3.00 to 1.00.

As of September 30, 2017, the Company was in full compliance with all debt covenant requirements.
In December 2012, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million floating rate debt, which is currently outstanding under the credit agreement, to a fixed rate to maturity obligation of 0.9475% expiring in December 2017. This interest rate swap has been designated as a cash flow hedge (Level 2) with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap of approximately $0.1 million is recorded in other long-term assets as of September 30, 2017. Based on $195.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $2.0 million per year.
We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with our credit status.
Total interest paid by the Company for all indebtedness for the nine months ended September 30, 2017 and September 30, 2016 was $4.3 million and $5.3 million, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest expense	$1,667	$1,796	$4,432	$5,297
Deferred financing cost	107	168	322	505
Interest income	(21)	(14)	(41)	(38)
Less: amount capitalized for capital projects	(123)	(35)	(278)	(137)
Total interest expense, net	$1,630	$1,915	$4,435	$5,627

12. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	September 30, 2017	December 31, 2016
Deferred income taxes	$467	$1,282
Pension and post retirement liabilities	8,979	7,689
Restructuring and management transition reserve	210	1,618
Uncertain tax positions	1,974	1,974
Environmental liabilities	1,100	1,100
Other liabilities	1,342	1,906
	$14,072	$15,569

13. Income Taxes
The effective income tax rate on income before taxes was approximately 32% for the nine months ended September 30, 2017 compared to approximately 32% for the comparable period in 2016. The change in the components of the effective tax rate are primarily due to the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, changing the accounting for tax benefits from stock option exercises and vesting of restricted stock and performance awards, which decreased the effective tax rate by 2%, a permanent adjustment attributable to an inventory obsolescence reserve in Mexico in the prior year, which decreased the effective tax rate by 1% as compared to last year and prior year tax return true-ups which increased the effective tax rate by 3% as compared to last year.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2009 through 2015. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months as a result of possible settlements of income tax authority examinations. Other than the items mentioned above, as of September 30, 2017, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $14.0 million and $34.8 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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
Future environmental spending is probable at our site in Nashville, TN, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. We have an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of September 30, 2017.
Litigation
2008 RCRA Civil Enforcement - Geismar, Louisiana plant
On January 12, 2017, the Company entered into a settlement with the United States Environmental Protection Agency, or EPA, and the Louisiana Department of Environmental Quality, or LDEQ, with respect to certain manufacturing processes at the Company’s Geismar, Louisiana plant, including the Company’s handling of (i) filter material from an enclosed intermediate filtration step to further process merchant green phosphoric acid, or MGA, that the Company receives as raw material via pipeline from the adjacent site operated by PCS and (ii) the Company’s raffinate co-product that is separated in connection with its PPA production at the plant. The EPA and LDEQ, collectively with the United States Department of Justice, or DOJ, are collectively referred to as the Government Parties. This settlement resulted from years of negotiations between the Company and the Government Parties following inspections of the plant by the Government Parties in which they raised certain violations of the federal Resource, Conservation and Recovery Act. Prior to this settlement, in the course of discussions with the Government Parties, the EPA and the DOJ required that the Company undertake, as an interim measure, the construction of a new filter unit to replace the enclosed system and allow the removal and separate handling of the filter material. The Company built that unit, which has been operating since 2012. As part of the settlement, Innophos is implementing a deep well injection system, a solution approved by the EPA and LDEQ to handle the raffinate separated at the plant. Such system is expected to be completed by early 2018. The Company previously returned the raffinate to PCS under a long-term contract it has with PCS and can continue to do so until the Company receives the necessary approvals and permits to operate its deep well system. In connection with this settlement, the Company will pay a $1.4 million civil penalty, which is accrued in other current liabilities. The consent decree relating to this settlement was entered by the United States District Court for the Middle District of Louisiana on October 4, 2017. As such, the Company will pay the $1.4 million civil penalty on November 1, 2017.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$34	$34	$—	$46	$46
Interest cost	25	31	56	30	44	74
Expected return on assets	(35)	—	(35)	(37)	—	(37)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(50)	(50)	2	(13)	(11)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(10)	$15	$5	$(5)	$77	$72

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$101	$101	$—	$138	$138
Interest cost	76	92	168	89	133	222
Expected return on assets	(105)	—	(105)	(109)	—	(109)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(149)	(149)	6	(39)	(33)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(29)	$44	$15	$(14)	$232	$218

Innophos has no minimum contribution requirements and does not plan to make cash contributions for its US defined benefit pension plan in 2017.
Innophos made its entire cash contribution of $2.9 million for the US defined contribution plan during the first quarter of 2017 for the plan year 2016.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended September 30, 2017			For the three months ended September 30, 2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$98	$13	$111	$92	$12	$104
Interest cost	132	14	146	125	13	138
Expected return on assets	(209)	—	(209)	(195)	—	(195)
Amortization of
actuarial loss (gain)	45	—	45	53	—	53
prior service cost	27	—	27	26	—	26
net transition obligation	—	6	6	—	6	6
Exchange rate changes	(53)	18	(35)	29	(9)	20
Net periodic cost	$40	$51	$91	$130	$22	$152

	For the nine months ended September 30, 2017			For the nine months ended September 30, 2016
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$285	$38	$323	$272	$36	$308
Interest cost	384	41	425	368	39	407
Expected return on assets	(609)	—	(609)	(577)	—	(577)
Amortization of
actuarial loss (gain)	131	—	131	156	—	156
prior service cost	80	—	80	79	—	79
net transition obligation	—	17	17	—	17	17
Exchange rate changes	(199)	63	(136)	(271)	68	(203)
Net periodic cost	$72	$159	$231	$27	$160	$187
Innophos Canada, Inc. plans to make cash contributions to its Canadian defined benefit plan of approximately $0.5 million in 2017.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by Component:

For the three months ended September 30, 2017	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2017	$(1,645)	$96	$(1,549)
Other comprehensive loss before reclassifications	(103)	(52)	(155)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(103)	(52)	(155)
Balance at September 30, 2017	$(1,748)	$44	$(1,704)

For the three months ended September 30, 2016	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2016	$(2,932)	$(390)	$(3,322)
Other comprehensive income (loss) before reclassifications	78	204	282
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income (loss)	78	204	282
Balance at September 30, 2016	$(2,854)	$(186)	$(3,040)

For the nine months ended September 30, 2017	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(1,493)	$9	$(1,484)
Other comprehensive (loss) income before reclassifications	(255)	35	(220)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive (loss) income	(255)	35	(220)
Balance at September 30, 2017	$(1,748)	$44	$(1,704)

For the nine months ended September 30, 2016	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(2,842)	$48	$(2,794)
Other comprehensive loss before reclassifications	(12)	(234)	(246)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(12)	(234)	(246)
Balance at September 30, 2016	$(2,854)	$(186)	$(3,040)

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
The following table summarizes the fiscal year 2017 activities related to these restructuring initiatives for severance and benefits:

For the three months ended September 30, 2017	Restructuring Costs
Balance at June 30, 2017	$3,136
Expense recorded	—
Payments made	(761)
Balance at September 30, 2017	$2,375

For the nine months ended September 30, 2017	Restructuring Costs
Balance at December 31, 2016	$6,356
Expense recorded	—
Payments made	(3,981)
Balance at September 30, 2017	$2,375

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
The Company's chief executive officer is the chief operating decision maker and, as of the first quarter of 2017, has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition, (2) Industrial Specialties and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. Prior to the first quarter of 2017, the reporting segments were (1) Specialty Phosphates US & Canada, (2) Specialty Phosphates Mexico and (3) Granular Triple Super Phosphate, or GTSP & Other, versus the current market view.

For the three months ended September 30, 2017	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$98,276	$67,682	$17,881	$183,839
EBITDA	$16,442	$13,491	$(1,145)	$28,788
Depreciation and amortization expense	$5,664	$3,488	$726	$9,878

For the three months ended September 30, 2016	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$93,586	$70,124	$22,327	$186,037
EBITDA	$19,649	$10,237	$1,942	$31,828
Depreciation and amortization expense	$5,802	$2,957	$1,284	$10,043

For the nine months ended September 30, 2017	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$281,558	$198,721	$48,644	$528,923
EBITDA	$49,098	$31,666	$2,086	$82,850
Depreciation and amortization expense	$16,884	$10,346	$1,779	$29,009

For the nine months ended September 30, 2016	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$286,660	$216,591	$54,304	$557,555
EBITDA	$59,326	$29,934	$1,698	$90,958
Depreciation and amortization expense	$15,845	$9,554	$3,208	$28,607

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A reconciliation of net income to EBITDA follows:

	Three months ended
	September 30, 2017	September 30, 2016
Net income	$11,582	$13,643
Provision for income taxes	5,698	6,227
Interest expense, net	1,630	1,915
Depreciation and amortization	9,878	10,043
EBITDA	$28,788	$31,828

	Nine months ended
	September 30, 2017	September 30, 2016
Net income	$33,728	$38,589
Provision for income taxes	15,678	18,135
Interest expense, net	4,435	5,627
Depreciation and amortization	29,009	28,607
EBITDA	$82,850	$90,958

Total assets by segment	Food, Health and Nutrition	Industrial Specialties	Other	Total
For the period ended September 30, 2017 (a)	$534,641	$203,633	$32,492	$770,766
For the period ended September 30, 2016	397,575	210,680	34,756	643,011
(a) Food, Health and Nutrition increased by $148.2 million with the acquisition of Novel Ingredients.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Full Year 2017 Outlook
The 2017 fiscal year includes the contributions from Novel Ingredients in both Q3 and Q4 with estimated sales of $35 million.
Q4 is expected to reflect typical seasonality with lower sequential sales and unfavorable mix.
Demand impact from the recent natural disasters is expected to carry into Q4 and forecasted to have an unfavorable $3 million effect on sales for the full year.
An estimated $3 million of Phase 2 Operational Excellence savings will take effect in 2017, $2 million of which will be recorded in Q4. Near term logistics savings are being impacted by lack of trucking equipment availability following recent hurricanes.
The Company is planning a manufacturing stoppage in Q4 as a first step in a broader plant maintenance and supply chain optimization program that will be phased throughout 2018, demonstrating our continued commitment to our phosphates product portfolio. This stoppage will impact earnings adversely by approximately $4 million due to maintenance expense, lower fixed costs absorption and higher cost of externally sourced material.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
	Amount	%	Amount	%
Net sales	$183.8	100.0	$186.0	100.0
Cost of goods sold	142.8	77.7	145.5	78.2
Gross profit	41.0	22.3	40.5	21.8
Operating expenses:
Selling, general and administrative	20.9	11.4	17.7	9.5
Research & development	1.1	0.6	0.9	0.5
Income from operations	19.0	10.3	21.9	11.8
Interest expense, net	1.6	0.9	1.9	1.0
Foreign exchange loss, net	0.1	0.1	0.1	0.1
Provision for income taxes	5.7	3.1	6.3	3.4
Net income	$11.6	6.3	$13.6	7.3

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Amount	%	Amount	%
Net sales	$528.9	100.0	$557.5	100.0
Cost of goods sold	412.3	78.0	440.1	78.9
Gross profit	116.6	22.0	117.4	21.1
Operating expenses:
Selling, general and administrative	60.1	11.4	51.7	9.3
Research & development	2.7	0.5	2.9	0.5
Income from operations	53.8	10.2	62.8	11.3
Interest expense, net	4.4	0.8	5.6	1.0
Foreign exchange loss, net	—	—	0.5	0.1
Provision for income taxes	15.7	3.0	18.1	3.3
Net income	33.7	6.4	38.6	6.9

Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2017 were $183.8 million, a decrease of $2.2 million, or 1.2%, as compared to $186.0 million for the same period in 2016, with prices down 4.5%, partially offset by higher volumes of 3.3%. Food, Health and Nutrition sales were up 5.0%, or $4.7 million, with selling prices lower by 3.4%, or $3.2 million principally in the Food business which was driven by unfavorable market conditions, and the overall Food, Health and Nutrition segment was adversely affected by customer mix. The Food, Health and Nutrition segment had positive volume results in the current quarter with 5 weeks of sales totaling $10.2 million from the newly acquired Novel Ingredients business. Industrial Specialties sales were down 3.5%, or $2.4 million, with selling prices lower by 4.8%, or $3.4 million, due to price competition in technical-grade phosphates, partially offset by higher volumes of 1.3%, or $1.0 million. Other sales were lower by 19.9%, or $4.5 million, with volume lower by 12.0%, or $2.7 million due to strong commodity fertilizer sales in the prior year period, and prices lower by 7.9%, or $1.8 million.
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

The following table illustrates for the three months ended September 30, 2017 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	(3.4)%	8.4%	5.0%
Industrial Specialties	(4.8)%	1.3%	(3.5)%
Other	(7.9)%	(12.0)%	(19.9)%
Total	(4.5)%	3.3%	(1.2)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2017 was $41.0 million, an increase of $0.5 million, or 1.2%, as compared to $40.5 million for the same period in 2016. Gross profit percentage of net sales increased to 22.3% for the three months ended September 30, 2017 versus 21.8% for the same period in 2016 due to improving mix into higher value products. Gross profit in 2017 was favorably affected by $7.7 million lower raw material costs, mainly phosphate rock and MGA, $0.6 million lower depreciation, and $0.3 million lower manufacturing costs. These favorable effects were partially offset by $8.4 million lower selling prices, $0.4 million unfavorable exchange rates from our Mexican peso and Canadian dollar based costs, and $0.1 million lower sales volumes. Results from the newly acquired Novel Ingredients business favorably affected gross profit by $0.8 million, which includes a $1.4 million charge for fair value inventory purchase accounting.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended September 30, 2017 were $22.0 million, an increase of $3.4 million, or 18.3%, as compared to $18.6 million for the same period in 2016. The increase was mainly due to $3.0 million of transaction and integration costs related to the Novel Ingredients acquisition and $1.7 million of Novel Ingredients operating expenses for the period, partially offset by $1.3 million lower employee related costs.
Operating Income
Operating income for the three months ended September 30, 2017 was $19.0 million, a decrease of $2.9 million, or 13.2%, as compared to $21.9 million for the same period in 2016. Operating income as a percentage of net sales decreased to 10.3% versus 11.8% for the same period in 2016, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2017 was $1.6 million, a decrease of $0.3 million, or 15.8%, as compared to $1.9 million for the same period in 2016. The decrease was primarily due to lower interest rates under our December 2016 renewed credit facility.
Foreign Exchange
Foreign exchange for the three months ended September 30, 2017 was a gain of $0.1 million as compared to a gain of $0.1 million for the same period in 2016. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 33% for the three months ended September 30, 2017 compared to 31% for the same period in 2016. The variances in the effective tax rate are primarily due to prior year tax return true-ups which increased the effective tax rate by 3% as compared to the same period last year, partially offset by increased income in lower tax rate jurisdictions which decreased the effective tax rate by 1% in the current quarter.

Net Income
Net income for the three months ended September 30, 2017 was $11.6 million, a decrease of $2.0 million, as compared to $13.6 million for the same period in 2016, due to the factors described above.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2017 were $528.9 million, a decrease of $28.6 million, or 5.1%, as compared to $557.5 million for the same period in 2016, with prices down 5.0% and volumes down 0.1%. Food, Health and Nutrition sales were down 1.8%, or $5.1 million, with selling prices lower by 3.6%, or $10.4 million, principally driven by unfavorable market conditions and customer mix. The Food, Health and Nutrition volume results were higher by 1.8%, or $5.3 million, largely driven by $10.2 million from the results of the newly acquired Novel Ingredients business. Industrial Specialties sales were down 8.3%, or $17.9 million, with selling prices lower by 6.1%, or $13.3 million, due to price competition in technical-grade phosphates, and volumes lower by 2.2%, or $4.6 million. Other sales were lower by 10.4%, or $5.6 million, with prices lower by 7.3%, or $3.9 million, and volumes lower by 3.1%, or $1.7 million.
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
The following table illustrates for the nine months ended September 30, 2017 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	(3.6)%	1.8%	(1.8)%
Industrial Specialties	(6.1)%	(2.2)%	(8.3)%
Other	(7.3)%	(3.1)%	(10.4)%
Total	(5.0)%	(0.1)%	(5.1)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2017 was $116.6 million, a decrease of $0.8 million, or 0.7%, as compared to $117.4 million for the same period in 2016. Gross profit percentage of net sales increased to 22.0% for the nine months ended September 30, 2017 versus 21.1% for the same period in 2016 due to improving mix into higher value products. Gross profit in 2017 was favorably affected by $28.7 million lower raw material costs, mainly phosphate rock and MGA, and $2.6 million lower manufacturing costs. These favorable effects were partially offset by $27.6 million lower selling prices, $5.4 million lower sales volumes, and $3.2 million expenses for the implementation of Phase 2 Operational Excellence initiatives. Results from the newly acquired Novel Ingredients business favorably affected gross profit by $0.8 million, which includes a charge of $1.4 million for fair value inventory purchase accounting. Included in 2016 gross profit was $2.4 million planned maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility and a $0.9 million charge for a GTSP lower of cost or market reserve.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the nine months ended September 30, 2017 were $62.8 million, an increase of $8.2 million, or 15.0%, as compared to $54.6 million for the same period in 2016. The increase was due to $3.3 million for strategic initiatives, $3.0 million of transaction and integration costs related to the Novel Ingredients acquisition, $1.7 million of Novel Ingredients operating expenses for the current period, $1.1 million higher severance costs, partially offset by $0.9 million lower employee related expenses.
Operating Income
Operating income for the nine months ended September 30, 2017 was $53.8 million, a decrease of $9.0 million, or 14.3%, as compared to $62.8 million for the same period in 2016. Operating income as a percentage of net sales decreased to 10.2% versus 11.3% for the same period in 2016 for the reasons noted above.

Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2017 was $4.4 million, a decrease of $1.2 million, or 21.4%, as compared to $5.6 million for the same period in 2016. The decrease was primarily due to lower average loan balances and interest rates, lower leverage ratios and lower applicable margins under our December 2016 renewed credit facility.
Foreign Exchange
Foreign exchange for the nine months ended September 30, 2017 was zero compared to a gain of $0.5 million for the same period in 2016. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate was 32% for the nine months ended September 30, 2017 compared to 32% for the same period in 2016. The change in the components of the effective tax rate are primarily due to the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, changing the accounting for tax benefits from stock option exercises and vesting of restricted stock and performance awards, which decreased the effective tax rate by 2%, a permanent adjustment attributable to an inventory obsolescence reserve in Mexico in the prior year, which decreased the effective tax rate by 1% as compared to last year and prior year tax return true-ups which increased the effective tax rate by 3% as compared to last year.
Net Income
Net income for the nine months ended September 30, 2017 was $33.7 million, a decrease of $4.9 million, as compared to $38.6 million for the same period in 2016, due to the factors described above.

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and, as of the first quarter of 2017, has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition, (2) Industrial Specialties and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and EBITDA. The following table sets forth the results of these indicators by segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017	September 30, 2016	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$98,276	$93,586	5.0%
Industrial Specialties	67,682	70,124	(3.5)%
Other	17,881	22,327	(19.9)%
Total	$183,839	$186,037	(1.2)%

Segment EBITDA
Food, Health and Nutrition	$16,442	$19,649
Industrial Specialties	13,491	10,237
Other	(1,145)	1,942
Total	$28,788	$31,828

Segment EBITDA % of net sales
Food, Health and Nutrition	16.7%	21.0%
Industrial Specialties	19.9%	14.6%
Other	(6.4)%	8.7%
Total	15.7%	17.1%

Depreciation and amortization expense
Food, Health and Nutrition	$5,664	$5,802
Industrial Specialties	3,488	2,957
Other	726	1,284
Total	$9,878	$10,043

	Nine Months Ended
	September 30, 2017	September 30, 2016	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$281,558	$286,660	(1.8)%
Industrial Specialties	198,721	216,591	(8.3)%
Other	48,644	54,304	(10.4)%
Total	$528,923	$557,555	(5.1)%

Segment EBITDA
Food, Health and Nutrition	$49,098	$59,326
Industrial Specialties	31,666	29,934
Other	2,086	1,698
Total	$82,850	$90,958

Segment EBITDA % of net sales
Food, Health and Nutrition	17.4%	20.7%
Industrial Specialties	15.9%	13.8%
Other	4.3%	3.1%
Total	15.7%	16.3%

Depreciation and amortization expense
Food, Health and Nutrition	$16,884	$15,845
Industrial Specialties	10,346	9,554
Other	1,779	3,208
Total	$29,009	$28,607

A reconciliation of net income to EBITDA follows:

	Three months ended
	September 30, 2017	September 30, 2016
Net income	$11,582	$13,643
Provision for income taxes	5,698	6,227
Interest expense, net	1,630	1,915
Depreciation and amortization	9,878	10,043
EBITDA	$28,788	$31,828

	Nine months ended
	September 30, 2017	September 30, 2016
Net income	$33,728	$38,589
Provision for income taxes	15,678	18,135
Interest expense, net	4,435	5,627
Depreciation and amortization	29,009	28,607
EBITDA	$82,850	$90,958
Three months ended September 30, 2017 compared to the three months ended September 30, 2016
Segment Net Sales:
Food, Health and Nutrition net sales increased 5.0% for the three months ended September 30, 2017 compared with the same period in 2016. Volumes increased 8.4%, partially offset by an average selling price decrease of 3.4%. The Food, Health and Nutrition net sales were favorably affected 11.0% by the inclusion of the results of the newly acquired Novel Ingredients business. Lower selling prices were primarily due to unfavorable market/customer mix.
Industrial Specialties net sales decreased 3.5% for the three months ended September 30, 2017 compared with the same period in 2016. Average selling prices decreased 4.8%, primarily due to strong competition in technical grade products, partially offset by increased volumes of 1.3%.
Other net sales decreased 19.9% for the three months ended September 30, 2017 compared with the same period in 2016. Volumes decreased 12.0%, mostly due to strong commodity fertilizer sales in the prior year period, and average selling prices decreased 7.9%.
Segment EBITDA Percentage of Net Sales:

The 430 basis point decrease in Food, Health and Nutrition EBITDA margins for the three months ended September 30, 2017 compared with the same period in 2016 is due to lower average selling prices which decreased margins by 280 basis points, lower sales volume/mix which decreased margins by 180 basis points, the inclusion of the newly acquired Novel Ingredients business which decreased margins by 240 basis points, primarily due to a fair value inventory adjustment which decreased margins by 150 basis points, and other higher costs which decreased margins by 70 basis points. This decrease was partially offset by lower manufacturing costs which increased margins by 220 basis points and decreased raw material costs, mainly phosphate rock and MGA, which increased margins by 120 basis points.

The 530 basis point increase in Industrial Specialties EBITDA margins for the three months ended September 30, 2017 compared with the same period in 2016 is due to lower raw material costs, mainly phosphate rock and MGA, which increased margins by 470 basis points, higher sales volume/mix which increased margins by 310 basis points, and lower manufacturing and operating costs which increased margins by 280 basis points. This increase was partially offset by lower average selling prices which decreased margins by 440 basis points, and other higher costs which decreased margins by 90 basis points.

The 1,510 basis point decrease in Other EBITDA margins for the three months ended September 30, 2017 compared with the same period in 2016 is due to higher manufacturing and operating costs which decreased margins 1,570 basis points, higher strategic project expenses which decreased margins by 1,340 basis points, and lower selling prices which decreased margins 800 basis points. This decrease was partially offset by lower raw material costs which increased margins by 1,480 basis points and higher sales volume/mix which increased margins by 720 basis points.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
Segment Net Sales:
Food, Health and Nutrition net sales decreased 1.8% for the nine months ended September 30, 2017 compared with the same period in 2016. Average selling prices decreased by 3.6%, primarily due to unfavorable market/customer mix, which was partially offset by increased volumes of 1.8%. The Food, Health and Nutrition net sales were favorably affected 3.6% from the results of the newly acquired Novel Ingredients business.
Industrial Specialties net sales decreased 8.3% for the nine months ended September 30, 2017 compared with the same period in 2016. Average selling prices decreased 6.1%, due to competitive pressures on technical grade products, and volumes decreased 2.2%, primarily due to the year-over-year effect from pruning of lower margin, less differentiated applications.
Other net sales decreased 10.4% for the nine months ended September 30, 2017 compared with the same period in 2016. Average selling prices decreased 7.3%, due to lower commodity market prices, and volumes decreased 3.1%.
Segment EBITDA Percentage of Net Sales:

The 330 basis point decrease in Food, Health and Nutrition EBITDA margins for the nine months ended September 30, 2017 compared with the same period in 2016 is due to lower average selling prices which decreased margins by 300 basis points, higher strategic project expenses which decreased margins by 130 basis points, lower sales volume/mix which decreased margins by 130 basis points and the inclusion of the newly acquired Novel Ingredients business which decreased margins by 80 basis points, primarily due to a fair value inventory adjustment which decreased margins by 50 basis points. This decrease was partially offset by decreased raw material costs, mainly phosphate rock and MGA, which increased margins by 220 basis points and lower manufacturing and operating costs which increased margins by 70 basis points. Included in 2016 was turnaround costs which increased margins by 20 basis points in 2017.

The 210 basis point increase in Industrial Specialties EBITDA margins for the nine months ended September 30, 2017 compared with the same period in 2016 is due to lower raw material costs, mainly phosphate rock and MGA, which increased margins by 550 basis points, lower manufacturing and operating cost which increased margins by 200 basis points, and higher sales volume/mix which increased margins by 130 basis points. This increase was partially offset by lower average selling prices which decreased margins by 560 basis points, higher strategic project expenses which decreased margins by 130 basis points, and increased severance cost which decreased margins by 30 basis points. Included in 2016 was turnaround costs which increased margins by 50 basis points in 2017.

The 120 basis point increase in Other EBITDA margins for the nine months ended September 30, 2017 compared with the same period in 2016 is due to lower raw material costs which increased margins by 1,860 basis points, higher sales volume/mix which increased margins by 170 basis points, and favorable translation effects which increased margins by 40 basis points. This increase was partially offset by higher manufacturing and operating costs which decreased margins by 890 basis points, lower selling prices which decreased margins by 770 basis points, and higher strategic project expenses which decreased margins by 570 basis points. Included in 2016 was a $0.9 million charge for a GTSP lower of cost or market reserve which increased margins by 170 basis points in 2017, and turnaround costs which increased margins by 110 basis points in 2017.

Liquidity and Capital Resources
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Six months ended
	September 30, 2017	September 30, 2016
Operating Activities	$46.7	$81.8
Investing Activities	(148.6)	(25.7)
Financing Activities	81.2	(41.6)
Effect of foreign exchange rate changes	—	0.3

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016
Net cash from operating activities was $46.7 million for the nine months ended September 30, 2017 as compared to $81.8 million for 2016, a decrease of $35.1 million. The decrease in operating activities cash resulted from unfavorable changes of $32.3 million in working capital and $4.9 million in net income, as described above, partially offset by favorable changes of $1.7 million in other long term assets and liabilities and $0.4 million non-cash adjustments to income.
The change in working capital is derived from it being a use of cash of $15.9 million in 2017 compared to a source of $16.4 million in 2016, a decrease in cash of $32.3 million. The change in working capital was due to unfavorable changes in inventory of $30.2 million, driven by adjusting inventory levels in the prior year, accounts receivable of $12.9 million due to the effects of extended payment terms, other current assets of $2.0 million, primarily due to timing of vendor prepayments and accounts payable of $5.0 million. Accounts receivable has increased as a percent of quarterly sales compared to the last four quarters' average due to pressures on customer payment terms. These unfavorable effects were partially offset by a favorable change in other current liabilities of $17.8 million, largely due to U.S. income tax payments in the prior year.
Net cash used for investing activities was $148.6 million for the nine months ended September 30, 2017, compared to $25.7 million for 2016, an increase in spending of $122.9 million. The change was due to the acquisition of Novel Ingredients for $125.0 million, partially offset by $1.0 million cash received from the sale of an administrative building and a $1.1 million decrease in capital spending.
Approximately 60% of the 2017 capital spending was for strategic growth initiatives and the remaining 40% was for plant maintenance projects. Approximately half of the strategic growth investments were focused on the deep well injection system project at our Geismar, LA facility which accounts for approximately 30% of the Company's total capital expenditures. The Company expects to come in favorable to budget and spend $15 million total on the project, of which $2.0 million occurred in 2016 and $7.7 million occurred in the first three quarters of 2017, with the majority of the remaining $5.3 million of projected spending to occur in the fourth quarter 2017.
Net cash from financing activities for the nine months ended September 30, 2017 was $81.2 million, compared to a use of $41.6 million in 2016, an increase in cash of $122.7 million. This increase in cash was largely due to $125.0 million increased loan borrowings for the Novel Ingredients acquisition.
Innophos may from time to time seek to acquire or otherwise retire outstanding debt through privately negotiated transactions, exchanges or otherwise. Debt repurchases or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material.
During the nine months ended September 30, 2017, the Company spent $3.9 million related to restructuring activities initiated during the third quarter of 2015, and anticipates spending $2.2 million within the next twelve months.

On September 30, 2017, the Company had cash and cash equivalents outside the United States of $25.3 million, or 77% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. Our current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay United States taxes to repatriate these funds.

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
At September 30, 2017, we had a $450.0 million revolving credit facility, of which $295.0 million of variable-rate debt was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $153.9 million, taking into account $1.1 million in face amount of letters of credit issued under the sub-facility. In December 2012, Innophos entered into an interest rate swap, swapping the LIBOR exposure on $100.0 million of floating rate debt, which is currently outstanding under our current credit agreement, with a fixed rate of 0.9475% plus the applicable margin on the debt expiring in December 2017. This interest rate swap has been designated as a cash flow hedge with the changes in value recorded through other comprehensive income. The fair value of this interest rate swap of approximately $0.1 million (determined using level 2 inputs within the fair value hierarchy) is recorded in other long-term liabilities as of September 30, 2017.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue from time to time used interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $195.0 million outstanding borrowings as floating rate debt (amount not covered by the swap), an immediate increase of one percentage point would cause an increase to interest expense of approximately $2.0 million per year.
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
As of September 30, 2017, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company acquired Novel Ingredients on August 25, 2017 and is in the process of evaluating and integrating this company into the Company’s existing internal control over financial reporting. The Management’s Report on Internal Control Over Financial Reporting to be included in the Annual Report on Form 10-K for the year ending December 31, 2017 will exclude Novel Ingredients, and we will disclose any material changes in our internal controls over financial reporting with respect to Novel Ingredients in the Annual Report on Form 10-K for the year ending December 31, 2018.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Note 14 of Notes to Consolidated Condensed Financial Statements in “Part I, Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not have any share repurchases on the open market during the third quarter of 2017. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. No such re-aquisitions took place in the third quarter of 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated October 31, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated October 31, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated October 31, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated October 31, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	October 31, 2017

INNOPHOS HOLDINGS, INC.

/s/ Han Kieftenbeld
By:	Han Kieftenbeld
Its:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 31, 2017

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated October 31, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated October 31, 2017 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated October 31, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated October 31, 2017 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933.