Form 10-K
period 2017-12-31
Innophos Holdings, Inc.
filed 2018-03-01
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC, 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $0.8 billion as of June 30, 2017, the last business day of the Registrant’s most recently completed second quarter (based on the Nasdaq Global Select Market closing price on that date).
As of February 21, 2018, the registrant had 19,540,029 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held May 15, 2018	III (Items 10, 11, 12, 13 and 14)

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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. The forward-looking statements in this Annual Report on Form 10-K may include, among other things, statements about: (1) global macroeconomic conditions and trends; (2) the behavior of financial markets, including fluctuations in foreign currencies, interest rates and turmoil in capital markets; (3) changes in regulatory controls regarding tariffs, duties, taxes and income tax rates; (4) our ability to implement and refine our Vision 2022 growth plan; (5) our ability to successfully identify and complete acquisitions in line with our Vision 2022 growth plan and effectively operate and integrate acquired businesses to realize the anticipated benefits of those acquisitions; (6) our ability to realize expected cost savings and efficiencies from our performance improvement and other optimization initiatives; (7) our ability to effectively compete in our markets, and to successfully develop new and competitive products that appeal to our customers; (8) changes in consumer preferences and demand for our products or a decline in consumer confidence and spending; (9) our ability to benefit from our investments in assets and human capital and the ability to complete projects successfully and on budget; (10) economic, regulatory and political risks associated with our international operations, most notably Mexico and China; (11) volatility and increases in the price of raw materials, energy and transportation, and fluctuations in the quality and availability of raw materials and process aids; (12) the impact of a disruption in our supply chain or our relationship with our suppliers; (13) our ability to comply with, and the costs associated with compliance with, U.S. and foreign environmental protection laws; (14) our ability to meet quality and regulatory standards in the various jurisdictions in which we have operations or conduct business; and (15) other information that is not historical information.
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
Innophos’ product offering includes a wide array of botanical, enzyme and mineral based nutritional ingredients. These products have various applications in the food, beverage and dietary supplement end markets such as weight management, men and women health, digestive health, and cognitive health among others. Innophos’ 2017 acquisitions of Novel Ingredients and NutraGenesis substantially expanded Innophos’ portfolio of nutritional ingredients, which is a market that Innophos intends to continue to target for future growth of its food, health and nutrition segment.
Innophos commenced operations as an independent company in August 2004 after purchasing its North American specialty phosphates business from affiliates of Rhodia, S.A., or Rhodia, which has been a part of Solvay S.A. since 2011. In November 2006, Innophos completed an initial public offering and listed its common stock for trading on the Nasdaq Global Select Market under the symbol “IPHS”.
Our Segments and Products
We report our business in three segments: Food, Health and Nutrition; Industrial Specialties; and Other. We have three principal product lines within these reporting segments: (i) Specialty Ingredients; (ii) Core Ingredients; and (iii) Co-Products and Other. Our Food, Health and Nutrition reporting segment as well as our Industrial Specialties reporting segment consists of products in the Specialty Ingredients and Core Ingredients product lines. The Other reporting segment consists of products in the Co-Products and Other product line.
In 2017, we achieved sales of $722.0 million, of which 55% can be attributed to our Food, Health and Nutrition segment, 36% can be attributed to our Industrial Specialties segment, and 9% can be attributed to our Other segment. For financial information about our segments and geographic areas, please see Note 21 (Segment Reporting) of the Notes to Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplemental Data” included elsewhere in this Annual Report on Form 10-K.
Specialty Ingredients
Specialty Ingredients are the most value adding products in our portfolio. Specialty Ingredients consist of specialty phosphate products, specialty phosphoric acids, including polyphosphoric acid, and a range of other mineral, enzyme and botanical based specialty ingredients. With our recent acquisitions of Novel Ingredients and NutraGenesis, we have a growing portfolio of nutritional ingredients, including a growing portfolio of branded nutritional ingredients. Our Specialty Ingredients products have a wide range of applications, including:

•	flavor enhancers in beverages;

•	electrolytes in sports drinks;

•	texture modifiers in cheeses;

•	leavening agents in baked goods;

•	calcium and phosphorus fortification in food and beverages;

•	moisture and color retention in seafood, poultry and meat;

•	mineral, enzyme and botanical sources for a wide variety of fortified foods, beverages and dietary supplements;

•	excipients in vitamins, minerals, nutritional supplements and pharmaceuticals; and

•	abrasives in toothpaste.
Each product typically has a number of different applications and end uses. For example, our dicalcium phosphate product can be used as an excipient for pharmaceutical and dietary supplements, a leavening agent in bakery products and as an abrasive in oral care products. We often work directly with customers to tailor products to their required specifications for their finished product application.
Core Ingredients
Our Core Ingredients product line includes food grade purified phosphoric acid, or PPA, technical grade PPA, sodium tripolyphosphate, or STPP, and detergent grade PPA. Food grade PPA can be used to produce phosphate salts and has a variety of applications in food and beverages. Technical grade PPA has applications in water treatment. We also sell technical grade PPA in the merchant market to third-party phosphate derivative producers. STPP is a key ingredient in cleaning products, including industrial and institutional cleaners and automatic dishwashing detergents and consumer laundry detergents outside the United States. In addition to its use in cleaning products, STPP is also used in water treatment, clay processing, and copper ore processing. The end use market for STPP is largely derived from consumer product applications. Detergent Grade PPA is a lower grade form of PPA used primarily in the production of STPP.
Co-Products and Other
Our Co-Products and Other product line includes granular triple super phosphate, or GTSP, and merchant green phosphoric acid, or MGA. GTSP is generated at our Coatzacoalcos facility in Mexico as a co-product of our purified wet acid manufacturing process described further below under “Manufacturing”. GTSP is a fertilizer product used throughout Latin America for increasing crop yields in a wide range of agricultural sectors. We sell MGA in the merchant market to third party manufacturers of fertilizer products.
Our Industry
Each of the industries in which we have a presence is competitive in nature.
In connection with our Specialty Ingredients products, we face competition with respect to our phosphate products, as well as our botanical, enzyme and mineral based nutritional ingredients. Many of our phosphate products are viewed as basic ingredients that compete with virtually identical products and derivatives manufactured by other companies in the industry, including companies that utilize the thermal acid method of production described below under “Manufacturing.” North America is a competitive market for phosphates with several competitors importing products from overseas. Our major competitor in the downstream specialty phosphates industry is Israel Chemicals Limited, or ICL. We also compete in the specialty phosphates industry with imports from Germany, Belgium, Israel, Russia, North Africa and China. In recent years, we have faced increasing competition from imports, including domestically located production facilities owned by foreign based organizations. In addition, in recent years, we have experienced pricing pressure from overseas imports, which we expect to continue for the foreseeable future.
Our major PPA competitor is Nutrien Ltd., or Nutrien, formed on January 1, 2018 by the merger of Potash Corporation of Saskatchewan Inc., a global fertilizer company for which specialty phosphates represents only a small part of its business, with Agrium Inc. We consume the majority of our PPA production in our downstream operations and sell the remainder externally, where we compete with Nutrien. We also compete with PPA imports from China, Belgium and Israel.
Our major North American STPP competitor is Mexichem, S.A.B. de C.V., or Mexichem, in Mexico. We also compete with STPP imports from North Africa, Europe, Russia and China. Over the past several decades, there have been regulatory-driven efforts to reduce the use of STPP in consumer and institutional cleaners and it was essentially eliminated in consumer automatic dishwashing applications in the United States and Canada in 2010. The industrial and institutional cleaner market has also reformulated some of its products to reduce STPP content.
We are not a significant supplier to the GTSP or MGA fertilizer markets, and sell our GTSP co-product via a tolling arrangement that was established in December 2016.
Our nutritional ingredients business faces competition from a larger number of competitors as the industries in which we compete in connection with this business are highly fragmented. Our competitors in the nutritional ingredients space are multiple, and include Balchem Corporation, Jost Chemical Company, Naturex Inc. and BI Nutraceuticals Inc. to name a few.

For a discussion of the risks associated with the competition that we face in our markets, see “Part I, Item 1A. Risk Factors-Risks Related to Our Business Operations-Competition -The success of our business depends on our ability to successfully compete in competitive markets.” appearing elsewhere in this Annual Report on Form 10-K.
Our Customers
We supply a broad range of customers in over 70 countries worldwide. No customer accounted for more than ten percent of our net sales in 2017, 2016 or 2015. For the years ended December 31, 2017, 2016 and 2015, we generated net sales of $722.0, $725.3 million and $789.1 million, respectively.
Our customer base is principally composed of consumer goods manufacturers, specialty chemical manufacturers and distributors. Our customers manufacture products such as soft drinks, sports drinks and juices, various food products and dietary supplements, oral care products, petroleum and petrochemical products, and various cleaners and detergents. Our customers include major consumer goods manufacturers with global market recognition in the food, beverage, pharmaceutical and cleaning product markets. We have maintained long-term relationships with the majority of our key customers, with the average customer relationship having lasted over 15 years, and some relationships spanning many decades. Because our Specialty Ingredient products provide critical functionality and typically represent only a small percentage of our customers’ total end-product cost, our customers generally tend not to frequently change key raw materials or suppliers, especially in highly recognized brands in the food, health and nutrition markets.
Manufacturing
We currently have twelve manufacturing plants located in the United States, Canada, Mexico and China supporting our phosphates and nutrition ingredients products.
The production of specialty phosphates begins with phosphate rock, which can be processed in two alternative ways to produce PPA: (i) the thermal acid method, in which elemental phosphorus is combusted in a furnace and subsequently hydrated to produce PPA; or (ii) the purified wet acid method utilized by Innophos, in which mined phosphate rock is reacted with an acid (most often sulfuric acid) to produce MGA, which is then purified through solvent-based extraction into PPA. The conversion of MGA into PPA is a technically complex and a capital-intensive process. PPA can be sold or reacted with appropriate mineral salts or inorganic compounds to produce various specialty phosphate products as required.
We also produce a wide range of botanical, enzyme and mineral based ingredients as part of our nutrition business through a variety of customized production processes resulting in an extensive suite of product formulations.
Raw Materials and Energy
We purchase a range of raw materials and energy sources on the open market, including phosphate rock, sulfur and sulfuric acid, MGA, PPA, nutritional ingredients, natural gas and electricity. To help secure supply, we purchase several of our key raw materials under long-term contracts generally providing for fixed or minimum quantities of materials, or purchase of our full requirements, and predetermined pricing formulae based on various market indices and other factors. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw materials. We rely on unaffiliated third parties to provide our raw materials, a result of which is that raw materials acquisition at economical price levels is an important risk of our business. See “Part I, Item 1A. Risk Factors - Raw Materials Availability and Pricing - The success of our business depends on our ability to successfully source sufficient amounts of the raw materials used in our products at competitive prices, often from a limited number of suppliers, some of whom with we do not have a long-term contract in place.” in this Annual Report on Form 10-K for a discussion of the risks associated with our sourcing raw materials.
Phosphate Rock and MGA. MGA, which is purified to produce PPA, is the main raw material for the creation of our downstream salts and acids. We currently purchase all of the MGA for processing at our Geismar, Louisiana facility through a long-term agreement for MGA with Nutrien. At our Coatzacoalcos facility in Mexico, we typically purchase phosphate rock in order to produce MGA internally; however, we can also process externally purchased MGA available from various suppliers globally. In addition to our primary sources, we have options for other spot suppliers and will continue to qualify and develop additional sources for potential future supply.
Sulfur and Sulfuric Acid. Sulfur is the key raw material used in the production of sulfuric acid, a key raw material used in the production of MGA by the wet method. We produce the vast majority of the sulfuric acid required to operate our Coatzacoalcos facility. The majority of the sulfuric acid required for the production of MGA by Nutrien supplied to our Geismar, Louisiana facility is supplied by Solvay. Our U.S. needs for sulfuric acid and our Mexican needs for sulfur are handled through contracts with Solvay and Pemex-Gas y Petroquimica Basica, respectively.

Purified Phosphoric Acid. The key raw material input for all of our downstream specialty phosphate salt and specialty phosphoric acid operations is PPA. In addition to purifying MGA to produce PPA internally, we also purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from Nutrien with whom we have a supply contract for PPA (distinct from the supply contract for MGA) which will expire in July 2018. We continue to qualify and develop additional sources of PPA. In 2017, we produced approximately 70% and purchased approximately 30% of our total PPA supply.
Nutritional Ingredients. We purchase a variety of botanicals, enzymes and minerals on the international open market for distribution, further processing, packaging and/or branding for our chosen food, beverages and dietary supplement end markets. We typically rely on spot suppliers, and in certain limited cases, short-term contracts, for our botanical, enzyme and mineral needs.
Natural Gas and Electricity. Natural gas and electricity are used to operate our facilities and generate heat and steam for the various manufacturing processes. We typically purchase natural gas and electricity on the North American open market at so-called “spot rates.” From time to time, we may enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. We did not enter into any economic hedges in the past three years.
Research and Development
Our new product and application development activities are aimed at developing and enhancing products, processes and applications by offering differentiated, technology-based solutions to our customers and thereby strengthening our position in the markets we serve. We focus on:

•	developing new or improved application-specific specialty ingredients based on our existing product line and identified or anticipated customer needs;

•	creating new products to be used in new applications or to serve new markets;

•	providing customers with premier technical services as they integrate our ingredients into their products and manufacturing processes;

•	ensuring that our products are manufactured in accordance with our stringent regulatory, health and safety policies and objectives and applicable law;

•	developing more efficient and lower cost manufacturing processes; and

•	expanding existing, and developing new, relationships with customers to meet their product application needs.
Our research expenditures were $3.7 million, $3.7 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Environmental and Regulatory Compliance
Certain of our operations involve manufacturing and marketing ingredients for use in food, nutritional supplement and pharmaceutical excipient products, and therefore must comply with U.S. Food and Drug Administration, or FDA, or the U.S. Department of Agriculture, or USDA, regulatory controls and similar regulatory controls of foreign jurisdictions where we have operations or conduct business, as well as good manufacturing practices and the quality requirements of our customers. The regulation of, and legal requirements for, the manufacture and sale of our products is a changing environment, and those changes may require increased operating costs to develop and implement additional product safety measures. Although there is some harmonization among the regulatory requirements of various jurisdictions, each country’s specific regulatory requirements apply to products imported and sold in that country. Regulatory systems throughout the world vary in complexity and transparency, as well as the time required to navigate such system in order to enter the subject market. Our growth that involves expansion of existing products into new markets or new products into current or new markets is affected by our ability to obtain necessary regulatory approvals and achieve and maintain compliance with regulatory requirements. In addition, public perception in the United States, Europe and other markets of products we offer for sale in relation to their safety and other market and legal trends related to “natural”, “organic“ and “clean labeling” in foods also may affect our sales and operations.
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
Further information, including the current status of significant environmental matters and the financial impact incurred for the remediation of such environmental matters, is included in Note 17 (Commitments and Contingencies) of the Notes to Financial Statements in "Part II, Item 8. Consolidated Financial Statements and Supplementary Data" and in “Part I, Item 1A. Risk Factors - Legal and Regulatory Risks - We are subject to a wide variety of laws, regulations and government policies, including with respect to product quality and labeling and the environment, which may change in significant ways.” appearing elsewhere in this Annual Report on Form 10-K.
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
Insurance
In the normal course of business, we are subject to numerous operating risks, including risks associated with environmental contamination, health and safety issues and compliance with food safety laws, while manufacturing, developing, marketing and supplying products.
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
Employees
As of December 31, 2017, we had 1,373 employees at our facilities worldwide, of whom 747 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 through January 16, 2020 at the Chicago Heights, Illinois facility; International Union of Operating Engineers, Local No. 369 through April 18, 2019 at the Nashville, Tennessee facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 through June 17, 2020 at the Chicago (Waterway), Illinois facility; the United Steelworkers, Local No. 6304 through April 30, 2020 at the Port Maitland, Ontario Canada facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Gases, Similares y Conexos de la República Mexicana, at the Mexico facilities. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years (next scheduled for June 2018).

Executive Officers
The following table and biographical material present information about the persons serving as our executive officers:

Name	Age	Position
Kim Ann Mink	58	Chairman, Chief Executive Officer and President
Han Kieftenbeld	52	Senior Vice President and Chief Financial Officer
Charles Brodheim	54	Vice President, Corporate Controller and Chief Accounting Officer
Sherry Duff	50	Senior Vice President, Chief Marketing and Technology Officer
Amy Hartzell	42	Senior Vice President, Supply Chain and Purchasing
Joshua Horenstein	41	Senior Vice President, Chief Legal Officer and Corporate Secretary
Mark Santangelo	60	Senior Vice President, Manufacturing, Engineering, and EH&S
Robert Sklans	52	Senior Vice President, Chief Human Resources Officer
Biographical Material
Kim Ann Mink, Ph.D. has been the Chief Executive Officer and President of Innophos since December 2015, a director of Innophos since January 2016 and Chairman since February 2017. Prior to joining Innophos, she served as Business President of Elastomers, Electrical and Telecommunications at The Dow Chemical Company, or Dow Chemical, from September 2012 to December 2015. Dr. Mink joined Dow Chemical in April 2009 as Global General Manager, Performance Materials and President and Chief Executive Officer of ANGUS Chemical Co. (then a fully owned subsidiary of Dow Chemical). Prior to joining Dow Chemical, Dr. Mink was Corporate Vice President and Global General Manager, Ion Exchange Resins at the Rohm and Haas Company (now a fully owned subsidiary of Dow Chemical), where she spent more than 20 years serving in numerous senior roles with increasing responsibilities. From September 2012 to December 2015, Dr. Mink served as a member of the Board of Advisors of Catalyst Inc. From November 2012 to December 2016, she served as a member of the National Board of Trustees of the ALS Association. In addition, in 2014, Dr. Mink was named to STEMconnector's 100 Diverse Corporate Leaders in STEM. Since March 2017, Dr. Mink has served as a director of PolyOne Corporation, a publicly-traded global provider of specialized polymer materials, services and solutions. Dr. Mink received her B.A. in Chemistry from Hamilton College and a Ph.D. in Analytical Chemistry from Duke University. She is a graduate of the Wharton School of Business Management Program.
Han Kieftenbeld has been the Senior Vice President and Chief Financial Officer of Innophos since April 2016. From June 2014 to July 2015, Mr. Kieftenbeld served as the Global Chief Financial Officer at AB Mauri, a worldwide producer of bakery ingredients. From December 2010 to June 2014, Mr. Kieftenbeld served as the Global Chief Procurement Officer of Ingredion Incorporated, a global ingredient solutions provider. Mr. Kieftenbeld served as Chief Financial Officer at AkzoNobel N.V. from 2007 to 2010 and, before that, at ICI PLC from 1997 to 2007. Mr. Kieftenbeld held various roles of increasing responsibility at Unilever N.V. from 1988 to 2007. From 2006 to 2017, Mr. Kieftenbeld served as a non-executive advisor and board member at Themis Analytics, an international sales and marketing decision analytics solutions provider to the pharmaceutical industry. Mr. Kieftenbeld earned a master’s degree from New York University Stern School of Business, London School of Economics and Political Science, as well as the HEC School of Management, Paris. He holds a B.S. in Business Economics and Accounting from Windesheim University in the Netherlands.
Charles Brodheim is the Vice President, Corporate Controller and Chief Accounting Officer of Innophos. Mr. Brodheim has been Corporate Controller of Innophos since its formation and a Vice President since 2011. Mr. Brodheim joined Rhodia in 1988 and held various tax, accounting and business analyst positions within Rhodia. Mr. Brodheim was the North American Finance Director for Specialty Phosphates from 2000 to 2002. After 2002, Mr. Brodheim was a Finance Director for various Rhodia North American Enterprises, including its Eco-Services enterprise. Mr. Brodheim earned a B.B.A. degree in Finance/Accounting from Temple University and is a certified public accountant.
Sherry Duff is the Senior Vice President, Chief Marketing and Technology Officer of Innophos, a position that she has held since May 2017. Ms. Duff joined Innophos as Vice President, Chief Marketing Officer in July 2016. Previously, from November 2011 to June 2015, Ms. Duff served as the President and Managing Director of Arista Laboratories, Inc., a U.S. subsidiary of Molins, PLC that provides tobacco testing services. From 1997 to October 2011, Ms. Duff held a series of positions of increasing responsibility at Arch Chemicals, Inc., global biocides company, including most recently as its Director, Strategic Planning, Business Development & Government Affairs. Ms. Duff received BS degree in Chemistry from the University of Connecticut and her MBA degree from Rensselaer Polytechnic Institute at Hartford.

Amy Hartzell is the Senior Vice President, Supply Chain and Purchasing at Innophos, a position that she has held since May 2017. Ms. Hartzell joined Innophos as Vice President, Supply Chain and Purchasing in April 2016. She worked at Dow Chemical Company from 2009 to March 2016, serving in positions of increasing responsibility, including most recently as its Global Director, Corporate Supply Chain Center of Excellence. Ms. Hartzell began her career at Rohm and Haas Company in 1997, serving in positions of increasing responsibility until Rohm and Haas Company was acquired by Dow Chemical Company. Ms. Hartzell earned a BS from Lehigh University and an MBA from La Salle University.
Joshua Horenstein is the Senior Vice President, Chief Legal Officer and Corporate Secretary of Innophos, a position he has held since May 2017. Mr. Horenstein was Vice President, Chief Legal Officer and Corporate Secretary from September 2016 to May 2017, and acting Vice President, Chief Legal Officer and Corporate Secretary from March 2016 to September 2016. Mr. Horenstein served as interim Chief Human Resources Officer from September 2017 through February 2018. Mr. Horenstein joined Innophos in 2010 as Corporate Counsel and M&A Attorney and has since held various legal positions of increasing responsibility. Before joining Innophos, Mr. Horenstein practiced law at several leading law firms, including Ballard Spahr, LLP, Pepper Hamilton, LLP and Flaster/Greenberg P.C. and was also Vice President and Chief Legal Officer at Rock Your Phone, Inc., a technology start-up company. Mr. Horenstein received his law degree from the University of Pennsylvania Law School and he holds bachelor degrees in Economics and Political Science from Penn State University.
Mark Santangelo is the Senior Vice President, Manufacturing, Engineering, and EH&S of Innophos, a position he has held since May 2017. At the time of joining Innophos, Mr. Santangelo was serving as an independent operations and supply chain consultant to the specialty chemical industry. Previously, from December 2014 to May 2016, Mr. Santangelo held the position of Vice President, Global Operations and Supply Chain at Arizona Chemical Company, an international specialty chemical company. Prior to Arizona Chemical, Mr. Santangelo spent more than 30 years at Ashland Inc., an international specialty chemical company serving in positions of increasing responsibility with the last 8 years as Vice President Global Supply Chain. Mr. Santangelo earned his BS and MS degrees, each in chemical engineering, from Villanova University.
Robert Sklans has been the Senior Vice President, Chief Human Resources Officer of Innophos since February 2018.  Prior to joining Innophos, Mr. Sklans served as Chief Human Resources Officer of Elementis PLC, a global specialty chemicals company, from July 2015 through December 2017, Vice President, Human Resources - North America Division of DSM, a global food and nutrition company, from January 2014 through July 2015, and Director, Talent Management & Employee Development - North America Region of Evonik Corporation, a global specialty chemicals company, from June 2011 through January 2014.  Prior to that, Mr. Sklans held various human resources positions at Johnson & Johnson (2002-2011) and Casio, Inc. (1998-2002).  Mr. Sklans holds a BA degree in Psychology from Connecticut College and a Masters in Organizational Psychology from Columbia University.
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
Innophos also makes available free of charge through its website (www.innophos.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after Innophos electronically files such material with, or furnishes it to, the SEC. The information contained on Innophos’ website is not included in, or incorporated by reference into, this Annual Report on Form 10-K.

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
Our ability to maintain and increase profitability depend to a large extent upon our ability to price finished products at a level that will cover manufacturing and raw material costs and provide an acceptable profit margin. Our ability to maintain appropriate price levels is determined by a number of factors largely beyond our control, such as the economic conditions of the geographic regions in which we conduct business, raw materials availability and pricing, competitive factors, adoption of new regulations in the U.S. and other jurisdictions in which we do business and customer preferences impacting use of our ingredients, each of which is discussed further below. Any of the foregoing factors may materially and negatively impact our ability to increase profitability as part of our Vision 2022 growth plan.
Raw Materials Availability and Pricing - The success of our business depends on our ability to successfully source sufficient amounts of the raw materials used in our products at competitive prices, often from a limited number of suppliers, some of whom with we do not have a long-term contract in place.
We may not be able to source sufficient amounts of the raw materials used in our products at competitive prices, or at all, which may materially and negatively impact our business.
We rely on unaffiliated third parties to provide our raw materials, and we do not engage in any significant futures or other derivative contracts to hedge against fluctuations in the price of raw materials. Most of our raw materials are supplied to us by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to maintain sufficient capability to meet changes in demand or quality, or to overcome unanticipated interruptions in their own sources of supply due to their own supplier’s performance failures or force majeure conditions, such as disaster or political unrest, may prevent them from continuing to supply raw materials as we require them, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources on a timely basis if required could result in increased costs in our operations, which may be material, and may negatively impact our ability to properly maintain our existing level of operations.
Our raw materials are purchased under supply arrangements that vary from long-term multi-year supply agreements to short term agreements. We also rely on spot suppliers. As a result, we are subject to risks that we may not be able to secure the raw materials needed for our products on favorable terms, or at all. We cannot be sure that the annual or other periodic contracts we have in place for our raw materials can be renewed at all or on similar terms to the current terms. In addition, with respect to those suppliers with whom we do have long-term agreements, we cannot be certain that our suppliers will not seek to terminate, modify or disrupt performance under such agreements. As previously disclosed, in 2016, Nutrien notified us that it is terminating our supply agreement for PPA effective July 2018. As a result of such termination, we are continuing to develop alternatives for future PPA supply needs after July 2018, which could affect our operating costs and adversely impact the competitive positions of some of our products.
Various market conditions beyond our control can affect the price and supply of our raw materials. For example, the cost for phosphate rock and sulfur is heavily influenced by the fertilizer market. Prices for both materials have historically experienced periodic significant fluctuations. Likewise, the cost of natural gas is often positively correlated with petroleum prices. We typically purchase natural gas at spot market prices for use at our facilities, and our business has, from time to time, been negatively impacted by wide fluctuations in natural gas prices. Pricing within most of our supply arrangements is set according to predetermined formulae dependent on price indices or market prices or, with respect to some shorter term contracts, by negotiation with reference to market conditions. The prices we pay under these contracts will generally lag the underlying market prices of the raw material, which exposes us to risks in the event the cost of the raw materials decreases quickly. A minority percentage of our raw materials are purchased under fixed annual pricing arrangements, which provides us price certainty and protection against increases in the market cost of such materials but exposes us to risks in the event that the cost of such materials decreases. Increased raw material pricing may adversely affect our margins if we are not able to offset costs with sales price increases. See “Competition - The success of our business depends on our ability to successfully compete in competitive markets” below.
Our phosphates-based business can be affected by the availability and cost of phosphate rock. Although there are multiple available global suppliers to supply phosphate rock to our Coatzacoalcos, Mexico site, in 2018, we expect the majority of our phosphate rock requirements to come from a limited number of these suppliers, thus exposing us to risks if any such supplier experiences a significant disruption. Although our Coatzacoalcos facility was upgraded to handle alternative grades of rock without adversely affecting operating efficiency, further investment may be required to realize the full benefits of improved process flexibility, including to address process efficiency issues which may arise over longer time periods as the plant processes rock from various sources.
We are also subject to risks stemming from local social and political conditions in those jurisdictions where the phosphate rock that supports our operations is sourced. The phosphate rock that it utilized by Nutrien to supply MGA to our Geismar, Louisiana facility is subject to those social and political conditions in Western Sahara, where Nutrien sources the phosphate rock, which territory has had a long history of social and political upheaval. If Nutrien is unable to source phosphate rock or sufficient amounts of phosphate rock, our MGA supply would be disrupted and our ability to manufacture our products could be materially adversely affected.
Competition - The success of our business depends on our ability to successfully compete in competitive markets.
We operate in a competitive environment. Our ability to grow our business depends on our ability to effectively compete in each of our targeted markets. Some of our competitors have broader product portfolios, larger market shares, access to larger customer bases, including as a result of a broader geographical footprint, and greater financial resources with respect to the markets in which we compete. Our business will be materially and adversely affected if we are unable to effectively compete in those markets that we target.
Our operations are subject to currency fluctuation transaction risks. We may from time to time be at a competitive disadvantage as a result of the strengthening of the U.S. Dollar, which can place us at a competitive disadvantage with respect to our foreign competitors selling competing products into the markets to which we sell our products.
With respect to our phosphates-based business, we face competition from lower-cost producers, including in connection with import competition, which competition intensifies from time to time as a result of changing exchange rates and production overcapacity. Import competition is heavily influenced by the actions of foreign governments, including the taxation and subsidy policies of China, which actions are frequently unpredictable. Certain producers are integrated back to phosphate rock, which may provide cost advantages to them depending on the markets in which they choose to compete. We also face competition from those suppliers who utilize the “thermal” production method, a process more heavily dependent on energy that may be cost advantaged compared to “wet” method producers (such as Innophos) during periods of low energy prices. In addition, we also face competition from those competitors continuing to seek to develop improvements to the purified wet acid method to produce PPA, which, if developed, may hurt our competitive position. In addition, new technologies are being developed to attempt to produce PPA at a cheaper cost than the thermal acid method or the purified wet acid method. Any such new or improved technology that is developed would be expected to reduce the barriers to entry and/or significantly increase competition in the markets in which we compete, all of which would be expected to harm our competitive position and our business. Although we have a number of product quality improvement and product enhancement initiatives underway, we cannot assure that our efforts in maintaining differentiation will be successful. We also face competition from competitors offering non-phosphate alternatives to our phosphate-based products, which may intensify as a result of evolving consumer preferences.
The nutritional ingredient market is also competitive in nature. In the nutritional ingredient market, competition is based upon a number of considerations, including product differentiation and innovation, product quality, technical service, and supply reliability. Our competitors continue to seek improvements to their products and manufacturing processes. Our success in the nutritional ingredient market depends on our ability to grow our product portfolio, effectively differentiate our products, supply quality products that comply with evolving regulations, source raw materials in sufficient quantities and at competitive prices and provide customer service that meets or exceeds our customer’s expectations.
Food, Health and Nutrition Portfolio - we may not be able to continue to grow our growing nutritional ingredient portfolio due to competitive factors or otherwise.
We are subject to commercial risks in connection with our focus on growing our Food, Health and Nutrition portfolio. Our two acquisitions in 2017 focused on companies with significant nutritional ingredient portfolios. We expect to continue to evaluate opportunities to grow our nutritional ingredient portfolio. Our ability to acquire, develop and commercialize nutritional ingredients depends on, among other factors, our ability to adjust to market and consumer trends, effectively compete in the competitive dietary supplement market, generate and grow our brand recognition, conduct studies to generate the data needed to support noted benefits and differentiate our nutritional ingredients and protect our associated intellectual property, including our trademarks. We may not be able to fully commercialize and grow those nutritional ingredients that we acquire or develop internally as a result of any of the foregoing factors, which could materially and negatively impact our business.
Consumer Preferences - Changes in consumer preferences and perceptions may lessen the demand for our products, which could reduce our sales and profitability and harm our business.
Food products are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, changes in prevailing health or dietary preferences causing consumers to avoid food products containing phosphates in favor of foods that are perceived as being healthier could reduce our sales and profitability. Increasing concern among consumers, public health professionals and government agencies about health and wellness issues represent a significant challenge to some of our customers, including those engaged in the food and beverage industries.
Public perception in the United States, Europe and other markets, which may be driven by public opinions and publications concerning phosphate products in relation to their safety, may affect our sales and operations. Regulators in the United States, Europe and other jurisdictions may choose to change recommended daily intake levels for total phosphate in the diet or added phosphates in food. Ongoing safety evaluation by European Union regulators of phosphate content in food may result in more stringent regulations with respect to phosphates or otherwise influence public perception of the health risks associated with phosphates. In addition, U.S. class action trends related to “natural” and “clean labeling” in foods, as well as public interest organization spotlighting with respect to environmental impact, may affect our sales and operations. Also, additional demand restrictions may arise from producers reformulating to reduce or eliminate phosphate content, as has been announced over the past few years by major consumer packaged goods manufacturers and major food chains.
In addition, our growing nutritional ingredient portfolio is particularly subject to risks associated with consumer preferences. Our ability to acquire, develop and commercialize nutritional ingredients depends on, among other factors, our ability to understand evolving customer and market trends and our ability to translate these insights into commercially viable new products. If we are unable to do so, in whole or in part, our customer relationships and product sales could be harmed. Furthermore, the nutritional supplements industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our ineffectiveness in accurately predicting these trends could negatively impact consumer opinion of our products, which could harm our customer relationships and cause losses to our market share.
Legal and Regulatory Risks - We are subject to a wide variety of laws, regulations and government policies, including with respect to product quality and labeling and the environment, which may change in significant ways.
Our business is subject to regulation under a wide variety of laws, rules and regulations in each jurisdiction in which we have operations (United States, Canada, Mexico and China) or conduct business, including the European Union. There can be no assurance that laws, regulations and policies will not evolve in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. Our inability to maintain compliance with these evolving regulations would adversely affect the regulatory status of our products and facilities and adversely affect our results of operations, financial position and cash flows.
Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials. In addition, many of our products are ingredients in foods, nutritional supplements or pharmaceutical excipients that are used in finished products consumed or used by humans or animals and accordingly are subject to applicable food safety laws. As a result, we are subject to comprehensive and frequently changing food safety, environmental and other regulatory requirements and periodic inspection by federal, state, local and foreign authorities with jurisdiction over our operations and product markets, including, but not limited to the EPA, the FDA and their foreign counterparts. Moreover, as we increase operations in foreign jurisdictions, such as in China where our facility became operational in 2013, and export existing products into new markets or new products into markets where they have not previously been sold, we are subject to a variety of regulatory requirements in jurisdictions that may have unique challenges or slow processes. Failure to comply with such regulations could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Currently, we are involved in several compliance and remediation efforts and agency inspections concerning health, safety and environmental matters, the outcome of which cannot be predicted with certainty.
We are subject to a number of risks if we are unable to achieve and maintain compliance with evolving food safety laws. These risks are particularly prevalent as we continue to grow our Food, Health and Nutrition portfolio, including through acquisitions. Worldwide regulatory trends towards increasing regulation of food safety factors to reduce risks, adoption of increased food defense measures and prevention of economic adulteration of food particularly through supply chain management may increase our operating costs. For example, in 2011, the United States enacted the Food Safety Modernization Act, or FSMA, which mandates comprehensive, prevention-based controls by food processors to protect the U.S. food supply and provides the FDA with new enforcement authority. The FDA, pursuant to the FSMA, continues to promulgate and finalize the FSMA by implementing regulations. We are subject to substantial risks if we fail to maintain compliance with evolving FSMA requirements and comparable food regulatory requirements in other jurisdictions in which we do business, including enforcement actions, fines, the rescission or denial of operating permits, and other penalties. We are also subject to the increased costs associated with maintaining compliance with such regulatory requirements. In addition, in the United States and other jurisdictions, our products are subject to strict good manufacturing practice, or GMP, regulations established by the FDA and comparable foreign authorities. Compliance with such GMP regulations is costly, and failure to comply could lead to enforcement actions and harm our business.
Additional laws or regulations focused on phosphate-based products may be implemented in the future. As European Union authorities continue to evaluate phosphate content safety considerations in food, any reduction in approved phosphate content could harm our business. In addition, regulators in the United States, the European Union and other jurisdictions may choose to no longer allow phosphates as a synthetic ingredient in products labeled with “organic” claims.
A number of states within the United States, and Canada (countrywide), have effectively banned the use of phosphate-based products in consumer automatic dishwashing detergents. In addition, the European Union enacted legislation to effectively ban phosphates in consumer detergents with a first phase that began in 2013, and in Australia an industry-led voluntary phosphate ban took effect in 2014. These trends and related changes in consumer preferences have already reduced our requirements for automatic dishwashing markets and we have responded with a shift in our capabilities to serve other food and industrial applications. Furthermore, although phosphates are still permitted for consumer detergent applications in many Latin American countries and other parts of the world, we cannot be sure that similar bans may not be implemented in some or all of these markets in the future or that additional customers will not reformulate their products to reduce STPP content in an effort to market a reduced phosphate content product line. We expect some detergent grade STPP reformulation in 2018, which will adversely affect our financial results.
Additional laws, regulations or distribution policies focused on reduced use of other phosphate-based products could occur in the future, including new regulations restricting or banning the use of polyphosphoric acid in asphalt road construction. Several states in the United States have regulations relating to the use of polyphosphoric acid in asphalt road construction, many of which restrict such use or require approvals (which may include trials) before such use is permitted. If restrictions are instituted in additional jurisdictions in the United States and Canada, a notable impact on our business could occur.
Changes in composition or permitted-use regulations in domestic or export countries may affect the regulatory status of our products and our ability to sell these products into some markets. Such changes may in turn require us to reformulate or establish alternative raw material sourcing, potentially incurring additional cost. If these measures are not successful, the available markets for our products may be limited.
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
Some existing environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at those locations without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use, which may expose us to liability. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites (including sites which we might acquire or to which we may have sent hazardous waste) in the future, which could expose us to liability. For example, future environmental spending is probable at our site in Nashville, Tennessee, as discussed further in Note 17 (Commitments and Contingencies) of the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. We continue to investigate, monitor and/or clean-up contamination at most of these sites. In addition, in 2017 we reached an agreement with federal and Louisiana authorities with respect to alleged non-compliance at our Geismar, Louisiana facility, as discussed further in Note 17 (Commitments and Contingencies) of the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. This settlement agreement included a fine and subjects us to ongoing compliance obligations, including with respect to our implementation of a government-approved deep well injection system at the plant to handle the co-product separated at the site. If we fail to fully operationalize this deep well injection system and comply with the associated ongoing compliance obligations, we could be forced to develop alternative solutions for handling the subject co-product, which alternatives may be costly and time-consuming, and we could face additional fines and other penalties. Due to the uncertainties associated with environmental investigations, clean-ups and other obligations, as well as the ongoing nature of the investigations, clean-ups and other obligations at our sites, we cannot predict precisely the nature, cost, and timing of our future remedial obligations with respect to our sites.

International Operations - We are subject to a variety of risks with respect to our foreign operations.
We have production operations in China, Mexico and Canada. We evaluate business opportunities that may expand our operations to other areas beyond our current operations. We believe that revenue from sales outside the United States will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, including currency fluctuations and devaluations, economic and business conditions that differ from U.S. cycles, divergent social and political conditions that may become unsettled or even disruptive, communication and translation delays and errors due to cultural and language barriers and less predictable outcomes from differing legal and judicial systems. Our risks in those regards are likely to be greatest as we continue to grow our business in China, where we are subject to risks associated with complying with China’s regulatory requirements, changes in local economic conditions, currency devaluations, and potential disruption from socio-political activities in that country. Among the additional risks potentially affecting our Mexican operations are changes in local economic conditions, currency devaluations, renegotiation of the North American Free Trade Agreement, potential disruption from socio-political violence in that country, and difficulty in contract enforcement due to differences in the Mexican legal and regulatory regimes compared to those of the United States. Risks to our Canadian operations include a differing federal and provincial regulatory environment from that in the United States, currency fluctuations and devaluations. In the event that we establish operations in additional regions, our exposures to risks from the noted causes and from other as yet unknown causes may increase.
In addition, we are required to comply with the laws of each jurisdiction in which we have operations or sell our products, including safety and quality laws, product and facility registration laws, marketing laws, environmental laws, antitrust laws, anti-bribery laws and import and export control laws. The laws of these jurisdictions vary significantly, and we have limited experience in complying with the laws of certain such jurisdictions. Violations of such laws may result in restrictions being imposed on our operating activities, substantial fines, civil or criminal penalties, damages, the rescission of operating permits, third-party claims for property damage or personal injury, or other costs.
Our overall success as a multinational business depends, in part, upon our ability to succeed in differing economic, social and political conditions. Among other things, we are faced with potential difficulties in staffing and managing local workforces and designing and effecting solutions to manage commercial risks posed by local customers and distributors. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business. These risks are not limited to only those countries where we actually operate facilities, but may extend to areas and regions that supply and service our facilities or are supplied and serviced by them.
As a U.S. corporation, we are subject to the regulations imposed by the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibit U.S. companies, their subsidiaries and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We are also subject to the comparable anti-corruption laws of other countries in which we conduct business. We sell many of our products in developing countries through third-party sales agents and distributors whose personnel are not subject to our disciplinary procedures. Although we and our subsidiaries are committed to conducting business in a legal and ethical manner wherever we operate, and we communicate and seek to monitor compliance with our policies by all who do business with us, we cannot be sure that all of our third party distributors or agents will remain in full compliance with the FCPA or comparable foreign regulations at all times. Violations of the FCPA or similar anti-corruption laws by us or our distributors or agents may result in severe criminal or civil sanctions, could disrupt our business, and could adversely affect our reputation.
Labor Relations - Our profitability could be negatively impacted if we fail to maintain satisfactory labor relations.
A significant portion of our U.S. employees and a substantial majority of our non-U.S. employees are members of unions. Strikes, lockouts or other work stoppages or slowdowns involving our unionized employees could have a material adverse effect on our business.
Product Liability Exposure - We may be subject to costly product liability claims with respect to our products.
Many of our products are functional or fortification additives used in the food and beverage, consumer product, nutritional supplement and pharmaceutical industries. The sale of these additives and our customers' products that include them involve the risk of product liability and personal injury claims, which may be brought by our customers or end-users of our customers’ products. Although we endeavor to adhere to stringent quality standards in the course of their production, storage and transportation, our products could be subject to adverse effects from foreign matter such as moisture, dust, odors, insects, mold or other substances, or from excessive temperature variations. Our products may also be susceptible to non-conformance resulting from the raw materials we use to manufacture our products or other products supplied to us by third parties that we resell, as well as quality issues resulting from contract manufacturers that we utilize. In addition, we could be subject to claims by end-users of our customers’ products that incorporate our products that our customers have mislabeled or misrepresented the benefits of their products sold to such end-users. Historically, we have not been subject to material product liability claims, and no material claims are outstanding. However, because our products are used in manufacturing a wide variety of our customers' products, including those ingested by humans, and we have concentrated the recent growth of our business in those areas, we cannot be sure we will not be subject to material product liability or recall claims in the future. Any product liability claim brought against us, with or without merit, could result in: decreased demand for our products; regulatory investigations that could require costly recalls or product modifications; loss of revenues; substantial costs of litigation; liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves; an increase in our product liability insurance rates; and damage to our reputation and the reputation of our products.
Production Facility Operating Hazards - We may be subject to liability with respect to the operations of our production facilities.
Our production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical substances and products, including failure of pipeline integrity, explosions, fires, inclement weather and natural disasters, terrorist attacks, mechanical failures, unscheduled downtime, transportation or utility interruptions, remedial complications, chemical spills, discharges or releases of toxic or hazardous substances, storage tank leaks and other environmental risks. Although we have implemented and installed various management systems and engineering controls and procedures at all our production facilities to enhance safety and minimize these risks and we insure our facilities to protect against a range of risks, these potential hazards continue to exist and could cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental and natural resource damage, and may result in a suspension of operations (or extended shutdowns) and the imposition of civil or criminal penalties, whose nature, timing, severity and non-insured exposures are unknown. In addition, we do not have backup production capabilities in place for all of our production facilities. If we experience a disruption at any of our production facilities, it could have a material and adverse effect on our operations.
Intellectual Property Rights - If we are unable to protect our intellectual property rights, our position in our markets may be materially and adversely affected.
We rely on a combination of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secrecy, and other intellectual property laws to protect our intellectual property and other proprietary rights on a worldwide basis. Nonetheless, we cannot be sure that any pending patent application or trademark application will result in an issued patent or registered trademark, that any issued or registered patents or trademarks will not be challenged, invalidated, circumvented or rendered unenforceable or that our confidentiality procedures will maintain the confidentiality of our confidential information. In addition, with respect to the intellectual property rights that we license from a third party, we cannot be certain that such third party will take all steps necessary to protect such rights from infringement by a third party. Our ability to protect our intellectual property, including intellectual property that we license from third parties, is particularly important as we seek to continue to grow our branded nutritional ingredient portfolio. The use of our intellectual property (owned or licensed by us) by others could reduce any competitive advantage we have developed or otherwise harm our business. Failure to protect the intellectual property associated with our branded nutritional ingredients in particular may have a material adverse effect on the sales of such products. Moreover, we cannot be sure that our intellectual property rights can be asserted in all cases, particularly in an international context, or that we can defend ourselves successfully or cost-effectively against the assertion of rights by others.
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
Our sites and those of others who provide services to them are subject to varying risks of disaster and follow on consequences, both manmade and natural, that could degrade or render inoperable one or more of our facilities for an extended period of time. Such disaster related risks and effects are not predictable with certainty and, although they can be mitigated, they cannot be completely prevented. Although we review and analyze risks applicable to our business, the factors that actually affect us may not be those we have concluded are most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that befalls us.
We depend on our information technology systems for the efficient functioning of our business, including accounting, sales and order processing, data storage, compliance, purchasing and inventory management. Although we attempt to mitigate interruptions to these systems, we may experience unanticipated interruptions, including in connection with implementing certain upgrades to these systems. In addition, we may experience difficulties in operating our business during an upgrade. Any such disruption to these systems could disrupt our business, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In addition, we may not be able to repair any disruption to our systems in an efficient and timely manner.

Increased global cybersecurity vulnerabilities, threats and sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers', partners', suppliers' and third-party service providers' respective products, systems and networks and the confidentiality, availability and integrity of our and our customers' data. Although we attempt to mitigate these risks by employing a number of measures, we remain potentially vulnerable to additional known or unknown threats. We may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, costly and time-consuming remediation or increased protection actions, litigation or regulatory action.
Acquisition Risks - Any acquisitions or divestitures we make could disrupt our business and not produce the expected benefits of such transaction.
In 2017, we completed two acquisitions. We will continue from time to time to consider certain acquisitions or divestitures. Acquisitions and divestitures involve numerous risks, including identifying attractive target acquisitions, undisclosed risks affecting the target, difficulties integrating acquired businesses, the assumption of unknown liabilities, potential adverse effects on existing business relationships with current customers and suppliers and overall increased demand on our employees' time and resources.
We cannot provide assurance that any acquisitions or divestitures, including the two acquisitions that we consummated in 2017, will perform as planned or prove to be beneficial to our operations and cash flow, or that we will be able to successfully integrate any acquisitions that we undertake. Any such failure could harm our financial condition, results of operations and cash flows.
Certain Financial Risks
Impairment Charges - The recognition of impairment charges on goodwill or long-lived assets could adversely impact our future financial position and results of operations.
We have approximately $257 million of total intangible assets at December 31, 2017, consisting of $153 million of goodwill and $104 million of other intangible assets. Additionally, we have approximately $219 million of long-lived assets at December 31, 2017.
We perform an annual impairment assessment for goodwill and our indefinite-lived intangible assets, and as necessary, for other long-lived assets. If the results of such assessments were to show that the fair value of these assets were less than the carrying values, we could be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material. Based on the results of the annual assessment, we concluded that as of December 31, 2017, the fair value of all of our reporting units was greater than their carrying value.
Even though it was determined that there was no additional goodwill impairment as of December 31, 2017, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date during the fourth quarter of 2018.
Tax Rates - Changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.
We are subject to income taxes in the United States and in various other foreign jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates including recent tax reform in the United States to broaden the tax base and reduce deductions or credits, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits.
The recoverability of deferred tax assets, which are predominantly applicable in the United States, is dependent upon our ability to generate future taxable income in these jurisdictions. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.
Interest Rates - Increased interest rates could increase our borrowing costs.
From time to time we may issue securities or seek additional borrowings to finance acquisitions, capital expenditures, working capital and for other general corporate purposes. An increase in our net leverage position, and an increase in interest rates in the general economy could result in an increase in our borrowing costs for these financings, as well as under any existing debt that bears interest at an un-hedged floating rate.
Contingencies Affecting Dividends - Our ability to pay dividends in the future may be compromised.
After our common stock became publicly traded in 2006, our Board of Directors initiated a policy of paying regular quarterly cash dividends, subject to the availability of funds, legal and contractual restrictions and prudent needs of our business. We have maintained that policy and paid dividends continuously since that time, making payments that we believed were prudent and promoted stockholder value. However, we are a holding company that does not conduct any business operations of our own. As a result, we are normally dependent upon cash dividends, distributions and other transfers from our subsidiaries, most directly Innophos, Inc., our primary operating subsidiary, and Innophos Investment Holdings, Inc., the direct subsidiary of Innophos Holdings, Inc. and the direct parent company of Innophos, Inc., to make dividend payments on our common stock. The amounts available to us to pay cash dividends are restricted by provisions of Delaware law and historically, and we expect for the future, also by limitations in our debt facilities. As allowed by existing debt instruments, we may incur additional indebtedness that may restrict to an even greater degree, or prohibit, the payment of dividends on stock. We cannot be sure the level of our operations or agreements governing our current or future indebtedness will permit us to adhere to our current dividend policy, increase dividends, or pay any dividends at all, or that continued payment of dividends will remain prudent for our business in the future judgment of our Board of Directors.
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
Our headquarters are located in Cranbury, New Jersey, with manufacturing facilities strategically located throughout the United States, Canada, Mexico and China. We do not own and are not responsible for any closed U.S. or Canadian elemental phosphorus or phosphate production sites. All of our properties located in the United States, Canada, Mexico, China and Brazil are utilized in our Food, Health and Nutrition, Industrial Specialties and Other reporting segments, except for our China property which are only utilized in our Food, Health and Nutrition segment.

Facility Type	Location	Owned or Leased
Corporate Headquarters / Research & Development	Cranbury, NJ	Leased
Manufacturing	Chicago Heights, IL	Owned
Manufacturing	Nashville, TN	Owned
Manufacturing	Port Maitland, Ontario, Canada	Owned
Manufacturing	Geismar, LA	Owned
Manufacturing	Ogden, UT	Leased
Manufacturing / Research & Development / Administrative	North Salt Lake, UT	Owned
Manufacturing	Green Pond, SC	Owned
Manufacturing	Chicago (Waterway), IL	Owned
Warehouse	Chicago Heights, IL	Owned
Administrative	East Hanover, NJ	Leased
Manufacturing	East Hanover, NJ	Leased
Administrative	Brattleboro, VT	Leased
Manufacturing	Coatzacoalcos, Veracruz, Mexico	Owned
Manufacturing	Mission Hills, Guanajuato, Mexico	Leased
Administrative	Mexico City, Mexico	Leased
Administrative	Mississauga, Ontario, Canada	Leased
Manufacturing	Taicang City, China	Leased
Administrative	Xi'an, China	Leased
Administrative	Sao Paulo, Brazil	Leased

ITEM 3.	LEGAL PROCEEDINGS
The information set forth in Note 17 of the Notes to Consolidated Financial Statements, “Commitments and Contingencies,” in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Certain Market Data
Our common stock has been listed and traded since November 2006 on the Nasdaq Global Select Market under the symbol “IPHS.”
Stock price comparisons:

	2017			2016
Quarter	High	Low	Dividends Paid Per Share	High	Low	Dividends Paid Per Share
First	$55.20	$47.44	$0.48	$31.79	$23.12	$0.48
Second	53.97	42.29	0.48	42.21	31.10	0.48
Third	49.36	41.77	0.48	44.28	37.26	0.48
Fourth	50.50	42.60	0.48	57.16	38.17	0.48
The Company declared a $0.48 per share dividend in the first quarter of 2018.The number of holders of record of our common stock at February 15, 2018 was 7,589.
Dividends
Consistent with the determination our Board of Directors made in December 2006, we continue to declare and pay quarterly dividends. The quarterly dividend has been $0.48 per share since August 2014. Subject to action by the Board of Directors, management’s present policy is to recommend dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board of Directors, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, costs associated with being a public company, taxes and other costs. If our financial needs change, management’s recommendations concerning dividends may also change.
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
Because we are a holding company, substantially all assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings and cash flow and our ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends. Our ability to pay dividends on our common stock is limited by restrictions in the credit agreement governing our indebtedness affecting the ability to pay dividends. See Note 10 of Notes to Consolidated Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” and Part I, Item 1A. Risk Factors - Certain Financial Risks - Contingencies Affecting Dividends - Our ability to pay dividends in the future may be compromised." appearing elsewhere in this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The Company did not have any share repurchases on the open market during 2017. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. In December 2017, the Company reacquired an aggregate of 9,766 shares at a price of $46.73 per share in connection with the surrender of restricted shares by employees for tax purposes.

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

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of operations data:
Net sales	$722,024	$725,345	$789,147	$839,186	$844,129
Cost of goods sold	572,995	574,953	645,818	651,722	685,830
Gross profit	149,029	150,392	143,329	187,464	158,299
Operating expenses:
Selling, general and administrative	82,229	67,555	87,304	76,020	70,501
Research and development	3,733	3,739	4,502	4,649	3,928
Total operating expenses	85,962	71,294	91,806	80,669	74,429
Operating income	63,067	79,098	51,523	106,795	83,870
Interest expense, net	7,008	7,669	7,518	4,354	4,426
Foreign exchange (gains) losses, net	(578)	1,111	3,882	5,085	3,197
Income before income taxes	56,637	70,318	40,123	97,356	76,247
Provision for income taxes	34,192	22,347	13,777	32,895	26,741
Net income	$22,445	$47,971	$26,346	$64,461	$49,506
Allocation of net income to common shareholders	$22,369	$47,683	$26,274	$64,324	$49,442
Per share data:
Income per share:
Basic	$1.15	$2.47	$1.31	$2.96	$2.25
Diluted	$1.13	$2.44	$1.29	$2.91	$2.21
Cash dividends declared	$1.92	$1.92	$1.92	$1.76	$1.45
Weighted average shares outstanding:
Basic	19,444,795	19,271,448	20,032,300	21,753,270	21,933,843
Diluted	19,733,410	19,581,476	20,323,385	22,121,903	22,345,980

	(Dollars in thousands)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Other data:
Cash flows provided from (used in):
Operating activities	$80,617	$139,109	$98,926	$126,781	$91,677
Investing activities	(191,458)	(36,599)	(31,699)	(29,398)	(37,840)
Financing activities	86,542	(67,072)	(86,018)	(94,042)	(47,519)
Capital expenditures	41,487	36,599	31,699	27,955	33,415
Ratio of earnings to fixed charges (1)	6.9x	8.0x	5.1x	15.7x	11.1x
(1) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of operating rental expenses which management believes is representative of the interest component of rent expense.

	(Dollars in thousands)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance sheet data:
Cash and cash equivalents	$28,782	$53,487	$17,905	$36,207	$32,755
Accounts receivable, net	100,820	77,692	79,743	90,551	88,434
Inventories	145,685	128,295	172,667	184,621	181,467
Property, plant & equipment, net	219,297	205,459	199,494	198,988	201,985
Total assets	785,169	643,011	669,553	728,411	745,666
Total debt	310,009	185,000	213,002	136,005	163,009
Total stockholders’ equity	$333,559	$347,226	$333,260	$463,007	$463,419
Items included in the preceding tables which had a significant impact on results are summarized as follows:
2017 included the acquisitions of Novel Ingredients and NutraGenesis (included in our Food, Health and Nutrition segment), increasing investing activities by approximately $151.1 million, and $17.3 million tax expense due to the enactment of the U.S. Tax Cuts and Jobs Act of 2017. 2016 included restructuring costs of approximately $1.5 million before tax ($0.2 million in cost of goods sold and $1.3 million in selling, general and administrative expense). 2015 included management transition expenses and restructuring costs of approximately $20.4 million before tax ($3.3 million in cost of goods sold and $17.1 million in selling, general and administrative expense) and the Company's stock repurchase program which increased financing activities by $125.0 million, which was partially offset by increased borrowings. 2013 included the acquisition of Chelated Minerals International, Inc. (now part of our Food, Heath and Nutrition segment), increasing investing activities by approximately $5.0 million, and an after tax benefit of $5.4 million ($7.2 million before tax) for the settlement of the Mexican Comision National del Agua, or CNA Fresh Water Claims.

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
2017 Overview
Our financial performance in 2017 was highlighted by:

•	Net sales of $722.0 million compared to $725.3 million for 2016, a decrease of $3.3 million mostly attributable to:

◦	$36.7 million revenues from the Novel Ingredients and NutraGenesis acquisitions, offset by $28.3 million of selling price declines in the base business and $11.7 million lower volumes;

•	Reduced input and operating costs by $37.8 million during 2017 due to cost reduction actions to offset negative margin impact due to revenue decreases;

•	Net income of $22.4 million, a 53% decrease versus 2016 largely due to provisional U.S. tax reform charges;

•
Capital expenditures of $41.5 million, up 13% versus 2016 primarily due to investment in and completion of the Geismar deep well, with approximately 53% spent on strategic initiatives and 47% spent on plant maintenance;

•	Earnings per share of $1.13 (diluted), down 54% versus 2016 due primarily to non-recurring U.S. tax reform charges;

•	Total year dividends of $1.92 per share paid on the common stock in 2017, same as 2016 dividend payments;

•	Delivered 210 basis point reduction in working capital as a percent of sales through improvements in inventory planning processes;

•	Operating cash flow of $80.7 million, down 42% compared to 2016 when working capital was significantly reduced by 688 basis points; and

•	Net debt more than doubled due to $151.1 million incurred in connection with the Novel Ingredients and NutraGenesis acquisitions.
2018 Outlook
The Company expects full year 2018 revenues to grow 12% to 14% compared to 2017 due to the annualized contributions from Novel Ingredients and NutraGenesis, favorable growth in the nutrition end-markets served, and stabilization in the base business.
Due primarily to recently enacted U.S. tax reform, Innophos is lowering its estimated effective tax rate for 2018 from the historical 32% to 34% range to 27% to 29% given the geographical mix in earnings. The Company is carefully reviewing all aspects of tax reform and how they may impact 2018 financials.
Earnings before interest, taxes, depreciation and amortization, or EBITDA, is forecasted to be weighted 45% toward H1 and 55% toward H2 given the phasing of the benefits from the strategic value chain repositioning and manufacturing optimization program as well as the integration of the acquisitions completed in 2017. The Company expects to only modestly increase the use of cash to make targeted 2018 capital investments to support the aforementioned program.
The Company’s proactive selling price increase program that was implemented in Q4 2017 is well underway and expected to sufficiently offset the impact of forecasted input cost increases in 2018.
The Company remains on track to realize $4 million of expected acquisition cost synergies in 2018, which will enhance the Food, Health and Nutrition EBITDA margin profile.
Delivery of $10 million in Phase 2 Operational excellence savings is expected in 2018, compared with $3 million recorded in 2017.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Net sales	$722.0	100.0	725.3	100.0	789.1	100.0
Cost of goods sold	573.0	79.4	574.9	79.3	645.8	81.8
Gross profit	149.0	20.6	150.4	20.7	143.3	18.2
Operating expenses:
Selling, general and administrative	82.2	11.4	67.6	9.3	87.3	11.1
Research & development	3.7	0.5	3.7	0.5	4.5	0.6
Income from operations	63.1	8.7	79.1	10.9	51.5	6.5
Interest expense, net	7.0	1.0	7.7	1.1	7.5	1.0
Foreign exchange (gains) losses, net	(0.5)	(0.1)	1.1	0.2	3.9	0.5
Provision for income taxes	34.2	4.7	22.3	3.1	13.8	1.7
Net income	$22.4	3.1	$48.0	6.6	26.3	3.3

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2017 were $722.0 million, a decrease of $3.3 million, or 0.5%, as compared to $725.3 million for 2016 with prices down 3.9%, partially offset by higher volumes of 3.4%. Food, Health and Nutrition sales were up 5.5%, or $20.6 million, with selling prices lower by 2.9%, or $11.1 million, but volume higher by 8.4%, or 31.7 million. Results from the newly acquired Novel Ingredients and NutraGenesis businesses had sales totaling $36.7 million in 2017. Industrial Specialties sales were down 5.6%, or $15.6 million, due to lower selling prices and flat sales volumes. Other sales were lower by 11.9%, or $8.3 million, with volume lower by 9.5%, or $6.6 million, due to higher commodity fertilizer sales in the prior year period, and prices lower by 2.4%, or $1.7 million.
The Company calculates pure selling price dollar variances as the selling price for the current year period minus the selling price for the prior year period, and then multiplies the resulting selling price difference by the prior year period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the year ended December 31, 2017 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	(2.9)%	8.4%	5.5%
Industrial Specialties	(5.6)%	—%	(5.6)%
Other	(2.4)%	(9.5)%	(11.9)%
Total	(3.9)%	3.4%	(0.5)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2017 was $149.0 million, a decrease of $1.4 million, or 0.9%, as compared to $150.4 million for 2016. Gross profit percentage was 20.6% for the year ended December 31, 2017, essentially unchanged from 20.7% for 2016. Gross profit in 2017 was unfavorably affected by $28.4 million lower selling prices, $6.8 million lower sales volumes, $4.3 million planned maintenance outage expense at our Coatzacoalcos, Mexico and Geismar, Louisiana manufacturing facilities, $3.2 million expenses for the implementation of Phase 2 Operational Excellence initiatives, and $1.3 million higher depreciation expenses. These unfavorable effects were partially offset by $34.9 million lower raw material costs, mainly phosphate rock and MGA, and $2.2 million lower manufacturing costs. Results from the newly acquired Novel Ingredients and NutraGenesis businesses favorably affected gross profit by $2.4 million in 2017, which includes a charge of $4.3 million for fair value inventory purchase accounting. Included in 2016 gross profit was $2.4 million planned maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility and a $0.9 million charge for a GTSP lower of cost or market reserve.

Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the year ended December 31, 2017 were $85.9 million, an increase of $14.6 million, or 20.5%, as compared to $71.3 million for 2016. The increase was due to $5.2 million of Novel Ingredients and NutraGenesis operating expenses for the current period, $5.2 million of transaction and integration costs related to the Novel Ingredients and NutraGenesis acquisitions, $3.4 million of such expenses for strategic initiatives and $1.4 million higher severance costs. Included in 2016 was $0.6 million of costs from the refinancing of our credit facility.
Operating Income
Operating income for the year ended December 31, 2017 was $63.1 million, a decrease of $16.0 million, or 20.2%, as compared to $79.1 million for 2016. Operating income percentages decreased to 8.7% for 2017 from 10.9% for 2016.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2017 was $7.0 million, a decrease of $0.7 million, or 9.1%, as compared to $7.7 million for 2016. The decrease was primarily due to lower applicable margins on our December 2016 credit facility, lower deferred financing expense and prior year interest charges from U.S. federal and state amended tax returns from prior periods which did not reoccur in 2017.
Foreign Exchange
Foreign exchange for the year ended December 31, 2017 was a gain of $0.5 million as compared to a loss of $1.1 million for 2016. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as value added tax, or VAT, receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the U.S. Dollar strengthened throughout 2016 versus the Mexican Peso and the Canadian Dollar, the remeasurement of the net foreign asset denominated balances contributed to a net foreign exchange loss for 2016. Conversely, as the Mexican Peso was strengthening in 2017, the Company realized a net foreign exchange gain.
Provision for Income Taxes
The effective income tax rate was 60% for the year ended December 31, 2017 compared to 32% for 2016. The most significant variance in the effective tax rate was due to the provisions of the U.S. Tax Cuts and Jobs Act of 2017 which increased the tax rate by 31% year over year. The two primary components of this 31% increase in the tax rate were: (1) the one-time transition tax on the mandatory deemed repatriation of foreign earnings of certain non-U.S. subsidiaries which increased the tax rate by 25%, and (2) the remeasurement of certain U.S. deferred tax assets and liabilities, based on the enacted rates, which increased the tax rate by 6%. The 31% increase in the effective income tax rate due to this legislation was partially offset by increased income, including non-taxable interest income, in lower tax rate jurisdictions which decreased the effective tax rate by 3%.
Net Income
Net income for the year ended December 31, 2017 was $22.4 million, a decrease of $25.6 million, as compared to $48.0 million for 2016, due to the factors described above.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2016 were $725.3 million, a decrease of $63.8 million, or 8.1%, as compared to $789.1 million for 2015 with prices down 3.0% and volumes down 5.1%. Food, Health and Nutrition sales were down 4.6%, or $18.2 million, with selling prices lower by 0.6%, or $2.2 million, and volume lower by 4.0%, or $16.0 million. Industrial Specialties sales were down 12.9%, or $41.3 million, with selling prices lower by 2.1%, or $6.6 million, and sales volumes lower by 10.8%, or $34.7 million due to product pruning. Other sales were lower by 5.8%, or $4.3 million, with selling prices lower by 20.2%, or $15.1 million, due to low-value fertilizer market sales, partially offset by higher volumes of $10.8 million, or 14.4%.
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

	Price	Volume/Mix	Total
Food, Health and Nutrition	(0.6)%	(4.0)%	(4.6)%
Industrial Specialties	(2.1)%	(10.8)%	(12.9)%
Other	(20.2)%	14.4%	(5.8)%
Total	(3.0)%	(5.1)%	(8.1)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2016 was $150.4 million, an increase of $7.1 million, or 5.0%, as compared to $143.3 million for 2015. Gross profit percentage increased to 20.7% for the year ended December 31, 2016 versus 18.2% for 2015. Gross profit in 2016 was favorably affected by $21.7 million lower raw material costs, largely phosphate rock and sulfur, $9.4 million lower manufacturing costs due to savings from the 2015 restructuring program and focus on cost controls, $6.2 million favorable exchange effects from our Mexican peso and Canadian dollar based costs, and $1.1 million lower depreciation expenses. These favorable effects were partially offset by $23.9 million lower selling prices and $16.1 million lower sales volume. Included in 2015 gross profit was $3.4 million increase in inventory reserves, $3.3 million restructuring and management transition costs, and $2.0 million cost due to a supplier revision of their 2014 costs.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the year ended December 31, 2016 were $71.3 million, a decrease of $20.5 million, or 22.3%, as compared to $91.8 million for 2015. The decrease was primarily due to $8.9 million lower costs related to savings from the 2015 restructuring program, $4.5 million lower restructuring costs, and $1.1 million favorable exchange rate from Mexican peso based costs, partially offset by $3.7 million higher employee related expenses for short-term incentive accruals and stock compensation expense, $1.0 million of strategy consulting fees and first quarter 2016 CEO transition costs, and $0.6 million costs from the refinancing of our credit facility. Included in 2015 was $11.3 million of management transition costs.

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

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and, as of the first quarter of 2017, has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition; (2) Industrial Specialties; and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and EBITDA. The following table sets forth the historical results of these indicators by segment for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Segment Net Sales
Food, Health and Nutrition	$397,298	$376,672	$394,836
Industrial Specialties	262,704	278,284	319,565
Other	62,022	70,389	74,746
Total	$722,024	$725,345	$789,147
Net Sales % Growth
Food, Health and Nutrition	5.5%	(4.6)%
Industrial Specialties	(5.6)%	(12.9)%
Other	(11.9)%	(5.8)%
Total	(0.5)%	(8.1)%
Segment EBITDA
Food, Health and Nutrition	$67,156	$78,128	$67,212
Industrial Specialties	33,833	36,029	34,028
Other (a) (b)	3,060	1,309	(15,064)
Total	$104,049	$115,466	$86,176
Segment EBITDA % of net sales
Food, Health and Nutrition	16.9%	20.7%	17.0%
Industrial Specialties	12.9%	12.9%	10.6%
Other (a) (b)	4.9%	1.9%	(20.2)%
Total	14.4%	15.9%	10.9%
Depreciation and amortization expense
Food, Health and Nutrition	$24,212	$20,269	$20,186
Industrial Specialties	13,863	12,645	14,030
Other	2,329	4,565	4,319
Total	$40,404	$37,479	$38,535

(a)	The year ended December 31, 2015 includes a $11.8 million charge to earnings for management transition expenses and $8.6 million charge to earnings for restructuring reserves.

(b)	The year ended December 31, 2016 includes a $1.5 million charge to earnings for restructuring costs.
A reconciliation of net income to EBITDA follows:

	2017	2016	2015
Net income	$22,445	$47,971	$26,346
Provision for income taxes	34,192	22,347	13,777
Interest expense, net	7,008	7,669	7,518
Depreciation and amortization	40,404	37,479	38,535
EBITDA	$104,049	$115,466	$86,176

Segment Net Sales:
Food, Health and Nutrition net sales increased 5.5% for the year ended December 31, 2017 compared with the same period in 2016. Average selling prices decreased by 2.9% while volumes increased 8.4% due to the contribution of the Novel and NutraGenesis acquisitions. Net sales decreased 4.6% for the year ended December 31, 2016 when compared with the same period in 2015. Average selling prices decreased by 0.6% and volumes decreased 4.0%.
Industrial Specialties net sales decreased 5.6% for the year ended December 31, 2017 compared with the same period in 2016. Average selling prices decreased 5.6%, due to strong pricing competition in technical grade products, while volumes were flat with improved mix due to product pruning. Net sales decreased 12.9% for the year ended December 31, 2016 when compared with the same period in 2015. Selling prices decreased 2.1% and volumes decreased 10.8% due to product pruning.
Other net sales decreased 11.9% for the year ended December 31, 2017 compared with the same period in 2016. Average selling prices decreased 2.4% and volumes decreased 9.5%. Net sales decreased 5.8% for the year ended December 31, 2016 when compared with the same period in 2015. Volumes increased 14.4% while selling prices decreased 20.2% due to low-value fertilizer market sales.
Segment EBITDA Percentage of Net Sales:

The 380 basis point decrease in Food, Health and Nutrition EBITDA margins for the year ended December 31, 2017 compared with 2016 is due to lower average selling prices which decreased margins by 240 basis points, higher strategic project expenses which decreased margins by 110 basis points, higher manufacturing and operating costs which decreased margins by 80 basis points, and other items such as turnaround costs, sales volume/mix and severance which decreased margins by a combined 70 basis points. The inclusion of the newly acquired Novel Ingredients and NutraGenesis businesses decreased margins by 200 basis points, primarily due to a fair value inventory adjustment which decreased margins by 110 basis points. These decreases were partially offset by decreased raw material costs, mainly phosphate rock and MGA, which increased margins by 290 basis points and favorable translation and refinancing comparables which increased margins by 30 basis points.

The 370 basis point increase in Food, Health and Nutrition EBITDA margins for the year ended December 31, 2016 compared with 2015 is due to lower operating and manufacturing costs which increased margins 280 basis points, decreased raw material costs, primarily PPA and MGA, which increased margins 170 basis points, and favorable exchange rate effects which increased margins by 110 basis points. These increases were partially offset by lower sales volume/mix which decreased margins by 120 basis points and the combined effects of selling prices, translation and refinancing costs which decreased margins by 70 basis points.
The EBITDA margins for Industrial Specialties were unchanged for the year ended December 31, 2017 when compared with 2016. Lower average selling prices decreased margins by 510 basis points, higher strategic project expenses decreased margins by 70 basis points, and higher operating, turnaround and severance costs decreased margins by 70 basis points. These decreases were offset by decreased raw material costs, mainly phosphate rock and MGA, which increased margins by 450 basis points, higher sales volume/mix which increased margins by 140 basis points, and lower manufacturing costs including translation which increased margins by 50 basis points. Included in 2016 was the costs from the refinancing of our credit facility which increased margins by 10 basis points in 2017.
The 230 basis point increase in Industrial Specialties EBITDA margins for the year ended December 31, 2016 compared with the same period in 2015 is due to lower operating and manufacturing cost which increased margins by 270 basis points, lower raw material costs which increased margins by 220 basis points, and favorable exchange rate effects which increased margins by 70 basis points. These increases were partially offset by lower average selling prices which decreased margins by 180 basis points, lower sales volume/mix which decreased margins by 130 basis points, unfavorable translation effects and refinancing costs which decreased margins by 20 basis points.
The 300 basis point increase in Other EBITDA margins for the year ended December 31, 2017 compared with 2016 is due to decreased raw material costs, mainly phosphate rock and MGA, which increased margins by 1,660 basis points and lower manufacturing costs including translation which increased margins 130 basis points. These increases were partially offset by higher strategic project expenses which decreased margins by 840 basis points, lower average selling prices which decreased margins by 250 basis points, lower sales volume/mix which decreased margins by 240 basis points and higher operating, turnaround and severance costs which decreased margins by 300 basis points. Included in 2016 was a lower of cost or market reserve and costs from the refinancing of our credit facility which increased margins by a combined 140 basis points in 2017.
The 2,210 basis point increase in Other EBITDA margins for the year ended December 31, 2016 compared with the same period in 2015 is due to lower restructuring/management transition costs which increased margins by 2,800 basis points, lower raw material costs which increased margins by 1,080 basis points, higher sales volume/mix which increased margins by 1,040 basis points and favorable exchange rate and translation effects which increased margins by 620 basis points. These increases were partially offset by lower selling prices which decreased margins 3,040 basis points, higher operating and manufacturing costs which decreased margins 830 basis points, and higher severance costs which decreased margins by 180 basis points. Included in 2015 was higher inventory reserves which increased margins by 450 basis points in 2016 and cost for low production rates in late 2014 that caused higher cost to be recorded in 2015 which increased margins by 270 basis points in 2016.

Liquidity and Capital Resources
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2017	2016	2015
Operating Activities	$80.6	$139.1	$98.9
Investing Activities	(191.5)	(36.6)	(31.7)
Financing Activities	86.5	(67.1)	(86.0)
Effect of foreign exchange rate changes	(0.4)	0.1	0.5

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Net cash provided by operating activities was $80.6 million for the year ended December 31, 2017 as compared to $139.1 million for 2016, a decrease of $58.5 million. The decrease in operating activities cash resulted from unfavorable changes of $25.6 million in net income as described earlier and $47.6 million in working capital due to a significant improvement in 2016 when working capital as a percent of sales was reduced by 690 basis points, partially offset by favorable changes of $12.6 million in other long term assets and liabilities and $2.1 million in non-cash adjustments to income.
The unfavorable change in working capital is derived from it being a use of cash of $6.4 million in 2017 compared to a source of $41.2 million in 2016, a decrease in cash of $47.6 million. The unfavorable change in working capital was due to unfavorable changes in inventory of $38.2 million, driven by adjusted inventory levels in the prior year due to customer demand, accounts receivable of $13.1 million due to the effects of extended payment terms and accounts payable of $11.6 million. These unfavorable effects were partially offset by favorable changes in other current liabilities of $13.2 million, largely due to U.S. income tax payments in the prior year, and other current assets of $2.1 million. Accounts receivable has increased as a percent of quarterly sales compared to the last four quarters' average due to pressures on customer payment terms.
Total inventories as of December 31, 2017 increased $17.4 million from December 31, 2016 levels, due to the inclusion of $19.8 million of acquisition inventory, resulting in days of inventory on hand increasing to 94 days as of December 31, 2017. The following chart shows its historical performance:

	2017	2016	2015
Inventory Days on Hand	94	81	98
Net cash used for investing activities was $191.5 million for the year ended December 31, 2017, compared to $36.6 million for 2016, an increase in spending of $154.9 million. The change was due to the acquisition of Novel Ingredients and NutraGenesis for an aggregate purchase price of $151.0 million and a $4.9 million increase in capital spending partially offset by $1.0 million cash received from the sale of an administrative building.
Approximately 53% of the 2017 capital spending was for strategic growth initiatives and the remaining 47% was for plant maintenance projects. Approximately half of the strategic growth investments were focused on the deep well injection system project at our Geismar, Louisiana facility which accounts for approximately 28% of the Company's total capital expenditures.

Net cash from financing activities for the year ended December 31, 2017 was a source of $86.5 million, compared to a use of $67.1 million in 2016, an increase in cash of $153.6 million. This increase in cash was largely due to $151.0 million increased loan borrowings for the Novel Ingredients and NutraGenesis acquisitions.

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
Approximately 65% of the 2016 capital spending was for plant maintenance projects and the remaining 35% was for strategic growth initiatives. The majority of the strategic growth investments were focused on improving the capacity and capability of our North Salt Lake, Utah and Chicago (Waterway), Illinois facilities as well as the preliminary engineering and equipment investment for the the deep well injection system project at our Geismar, Louisiana facility.
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

Liquidity
Indebtedness
Total debt was $310.0 million as of December 31, 2017. Short term and long term debt net of cash was $281.2 million as of December 31, 2017, an increase of $149.7 million, or 113.8% from the December 31, 2016 level.

In December 2016, Innophos entered into a new senior secured credit facility, or Credit Agreement, with a group of lenders, or the Lenders, increasing the Company's borrowing capacity. The Credit Agreement replaced the term loan of $100.0 million and revolving line of credit under the old facility with a $450.0 million revolving line of credit, including a $20.0 million letter of credit sub-facility and a $20.0 million swingline loan facility, all maturing on December 22, 2021. Interest accruing on amounts borrowed under the revolving line is based on an applicable margin over LIBOR (London Interbank Offered Rate) or bank base rate, ranging from 100 to 225 basis points for LIBOR and 0 to 125 basis points for base rate loans, in each case with loan period and interest alternative as chosen by the Company, which margin is adjusted quarterly depending on a total leverage ratio (as computed under the Credit Agreement) for the period in question. Commitment fees on the unused revolving line range from 12.5 to 37.5 basis points, depending on total leverage ratio (as computed under the Credit Agreement) for the period in question. The current applicable margin for LIBOR based loans, base rate loans and the commitment fee are 200, 100 and 32.5 basis points, respectively.
The Credit Agreement also provides for possible additional revolving indebtedness under an incremental facility of up to $150.0 million (for an aggregate of revolving capacity up to $600.0 million) upon future request by the Company to existing Lenders (and depending on their consent) or from other willing financial institutions invited by the Company and reasonably acceptable to the administrative agent to join in the Credit Agreement. This revolving credit facility increase, if implemented, may provide for higher applicable margins to either the increased portion or possibly the entire revolving credit facility, with limitations, than those in effect for the original revolving commitments under the Credit Agreement. Refer to Note 10 of Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data”.
Although it had no outstanding debt for the applicable period except attributable to its senior bank credit facilities, Innophos and its subsidiaries and affiliates may from time to time seek to acquire or otherwise retire outstanding debt through public or privately negotiated transactions, exchanges or otherwise. Debt repurchases or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material. Refer to Note 10 of Notes to Consolidated Financial Statements in “Item 8. Consolidated Financial Statements and Supplementary Data”.
Capital Expenditures

Capital expenditures were $41.5 million for 2017. Approximately 53% of the 2017 capital spending was for strategic growth initiatives and the remaining 47% was for plant maintenance projects. Approximately half of the strategic growth investments were focused on the deep well injection system project at our Geismar, Louisiana facility which accounts for approximately 28% of the Company's total capital expenditures. 2018 capital expenditures are forecasted to be between $45 million and $50 million.
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
On December 31, 2017, the Company had cash and cash equivalents outside the United States of $22.8 million, or 79% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act.  The legislation significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 and transitioning U.S. international taxation from a worldwide tax system to a territorial tax system with a one-time mandatory tax on post-1986 undistributed foreign earnings and profits of U.S. subsidiaries through the year ended December 31, 2017.  We have calculated our best estimate of the impact of this legislation in our year end income tax provision in accordance with our understanding of the legislation and guidance available as of the date of this filing and, as a result, have recorded $17.3 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.  This amount consists of two components: (1) a

$13.9 million charge payable over eight years and related to the one-time transition or toll tax on the mandatory deemed repatriation of foreign earnings of certain non-U.S. subsidiaries owned either wholly or partially by a U.S. subsidiary of the Company; and (2) a $3.4 million charge related to the remeasurement of certain U.S. deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future.
The Company has incurred costs associated with involuntary termination benefits associated with its corporate-related initiatives, as well as the management transition. During 2015, the Company incurred restructuring and management transition costs of $8.6 million and $11.8 million, respectively. The amounts recorded within selling, general and administrative expenses in the statements of operations were $17.1 million and cost of goods sold were $3.3 million. During 2016, we incurred additional amounts in connection with continued restructuring of $1.6 million within selling, general and administrative expenses and $0.1 million within cost of goods sold. The Company expects to make $1.7 million of payments associated with these actions within the next twelve months.
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

Contractual Obligations and Commercial Commitments
The following table sets forth our long-term contractual cash obligations as of December 31, 2017 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Revolver borrowings (1)	$310,000	$—	$—	$—	$310,000	$—	$—
Future service pension benefits	11,384	883	919	980	1,057	1,130	6,415
U.S. federal transition tax	13,147	1,052	1,052	1,052	1,052	1,052	7,887
Other (2)	56,745	56,745	—	—	—	—	—
Operating leases	33,549	6,654	5,591	4,434	4,016	3,710	9,144
Total contractual cash obligations	$424,825	$65,334	$7,562	$6,466	$316,125	$5,892	$23,446
 ______________________

(1)	Amounts exclude interest payments. Interest on the $310.0 million balance of the revolver borrowings at current rates would be approximately $11.2 million annually.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

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
Claims and Legal Proceedings
The categories of asserted or unasserted claims for which the Company has estimated a probable liability and for which amounts are estimable are critical accounting estimates. Please refer to Part I, Item 3. "Legal Proceedings" and the section entitled “Commitments and Contingencies” in Note 17 of Notes to Consolidated Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” for additional information about such estimates.
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
Deferred tax assets are assessed for recoverability and a valuation allowance is considered necessary if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We continue to analyze our current and future profitability and probability of the realization of our net deferred tax assets in future periods. Please refer to the section entitled “Income Taxes” (contained in Note 16) of Notes to Consolidated Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data” for additional information regarding deferred taxes.
Goodwill
Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. Accounting Standards Codification (ASC) 350, “Intangibles-Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets, not to exceed the carrying value of the goodwill. The annual goodwill impairment review is conducted during the fourth quarter of each year. Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach include the cash flow forecasts for each of our reporting units, the discount rate and the terminal value. The five year cash flow forecasts of the Company’s reporting units is based upon management’s estimate at the date of the assessment, which incorporates managements long-term view of selling prices, sales volumes for Innophos’ products, key raw materials and energy costs, and our operating cost structure. The aggregated fair value of our reporting units was reconciled to our market capitalization at the date of the assessment, plus a suitable control premium. The terminal value was determined by applying business growth factors for each reporting unit which are in-line with longer term growth rates, to the latest year for which a forecast exists.
Our market capitalization during fourth quarter of 2017 exceeded the book value of our equity.
Our reporting units for goodwill purposes are Food, Health and Nutrition, Industrial Specialties and Other. These reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company.

As of October 31, 2017, the Company performed step one of the annual goodwill impairment test for each reporting unit and concluded that the fair values of all the reporting units were in excess of their carrying values by more than 25%. We used a discount rate which is commensurate with the risks inherent to each reporting unit and in our cash flow forecasts. The discount rate used in our 2017 reporting unit valuations is 9.5%.
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

The fair value of the options granted during 2017, 2016 and 2015 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected volatility	31.3%	33.8%	40.8%
Dividend yield	3.6%	6.6%	4.3%
Risk-free interest rate	2.09%	1.4%	1.7%
Expected term in years	6.6	6.6	6.0
Weighted average grant date fair value of stock options	$11.54	$4.62	$12.14
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
In the United States, salaried and hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Union-represented hourly employees at our Nashville, Tennessee site are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay whose benefit accruals were frozen as of August 1, 2007, after which the Nashville union employees began participating in the Company’s existing noncontributory defined contribution benefit plan. All plans were established by Innophos in 2004.
In Canada, salaried employees are covered by defined contribution plans which provide for company contributions as a percent of pay, employee contributions, and company matching contributions. Union-represented hourly employees are covered by a defined benefit plan providing benefits based on a negotiated benefit level and years of service.
Our pension and post-retirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate and the expected long-term rate on plan assets. These assumptions require significant judgment and material changes in our pension and post-retirement benefit costs may occur in the future due to changes in these assumptions, changes in levels of benefits provided, and changes in asset levels. Such assumptions are based on benchmarks obtained from third party sources.
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $76 thousand. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $187 thousand.
Recently Issued Accounting Standards
New accounting standards effective in 2017 are described in the Recent Accounting Pronouncements section in Note 1 of Notes to Consolidated Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data.”

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
At December 31, 2017, we had a $450.0 million revolving credit facility, of which $310.0 million was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $138.9 million, taking into account $1.1 million in face amount of letters of credit issued under the sub-facility.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $310.0 million outstanding borrowings as floating rate debt under our credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $3.1 million per year.
From time to time, we may enter into longer term natural gas and electricity supply contracts in an effort to eliminate some of the volatility in our energy costs. We did not enter into any economic hedges in the past three years.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Innophos Holdings, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Innophos Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Novel Ingredients and NutraGenesis from its assessment of internal control over financial reporting as December 31, 2017 because they were acquired by the Company in a purchase business combination during 2017. We have also excluded Novel Ingredients and NutraGenesis from our audit of internal control over financial reporting. Novel Ingredients and NutraGenesis are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 6% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 1, 2018

We have served as the Company’s auditor since 2004.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$28,782	$53,487
Accounts receivable, net	100,820	77,692
Inventories	145,685	128,295
Other current assets	24,969	23,894
Total current assets	300,256	283,368
Property, plant and equipment, net	219,297	205,459
Goodwill	152,700	84,373
Intangibles and other assets, net	112,916	69,811
Total assets	$785,169	$643,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4	$—
Accounts payable, trade and other	70,445	51,611
Other current liabilities	43,084	43,605
Total current liabilities	113,533	95,216
Long-term debt	310,005	185,000
Other long-term liabilities	28,072	15,569
Total liabilities	$451,610	$295,785
Commitments and contingencies (note 17)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,884,588 and 22,777,690; outstanding 19,537,872 and 19,455,011 shares	20	19
Paid-in capital	137,617	134,694
Common stock held in treasury, at cost (3,346,716 and 3,322,679 shares)	(176,246)	(175,051)
Retained earnings	374,366	389,048
Accumulated other comprehensive loss	(2,198)	(1,484)
Total stockholders' equity	333,559	347,226
Total liabilities and stockholders' equity	$785,169	$643,011

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Year Ended December 31,
	2017	2016	2015
Net sales	$722,024	$725,345	$789,147
Cost of goods sold	572,995	574,953	645,818
Gross profit	149,029	150,392	143,329
Operating expenses:
Selling, general and administrative	82,229	67,555	87,304
Research & development expenses	3,733	3,739	4,502
Total operating expenses	85,962	71,294	91,806
Operating income	63,067	79,098	51,523
Interest expense, net	7,008	7,669	7,518
Foreign exchange (gains) losses	(578)	1,111	3,882
Income before income taxes	56,637	70,318	40,123
Provision for income taxes	34,192	22,347	13,777
Net income	$22,445	47,971	26,346
Net income attributable to common shareholders	$22,369	$47,683	$26,274
Per share data (see Note 13):
Income per share:
Basic	$1.15	$2.47	$1.31
Diluted	$1.13	$2.44	$1.29
Weighted average shares outstanding:
Basic	19,444,795	19,271,448	20,032,300
Diluted	19,733,410	19,581,476	20,323,385

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $5, $24, and $192)	$(9)	$(39)	$(314)
Change in pension and post-retirement plans, (net of tax $236 ($749), and ($194))	(705)	1,349	333
Other comprehensive (loss) income, net of tax	$(714)	$1,310	$19
Comprehensive income	$21,731	$49,281	$26,365

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2014	21,480	$21	$390,525	$75,274	$(2,813)	$463,007
Net income			26,346			26,346
Other comprehensive loss, (net of tax ($2))					19	19
Proceeds from stock award exercises and issuances	139			246		246
Share-based compensation				6,618		6,618
Excess tax benefits from exercise of stock options				975		975
Common stock repurchases	(2,319)	(2)		(124,998)		(125,000)
Restricted stock forfeitures	(10)			(401)		(401)
Dividends declared			(38,550)			(38,550)
Balance, December 31, 2015	19,290	$19	$378,321	$(42,286)	$(2,794)	$333,260
Net income			47,971			47,971
Other comprehensive income, (net of tax ($725))					1,310	1,310
Proceeds from stock award exercises and issuances	192			(1,428)		(1,428)
Share-based compensation				3,732		3,732
Excess tax benefits from exercise of stock options				(9)		(9)
Restricted stock forfeitures	(27)			(366)		(366)
Dividends declared			(37,244)			(37,244)
Balance, December 31, 2016	19,455	$19	$389,048	$(40,357)	$(1,484)	$347,226
Net income			22,445			22,445
Other comprehensive income, (net of tax $241) (a)					(714)	(714)
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			293			293
Proceeds from stock award exercises and issuances	108	1		(900)		(899)
Share-based compensation				3,823		3,823
Restricted stock forfeitures	(25)			(1,195)		(1,195)
Dividends declared			(37,420)			(37,420)
Balance, December 31, 2017	19,538	$20	$374,366	$(38,629)	$(2,198)	$333,559
(a) Includes the impact of ASU 2018-02, which transferred those amounts from accumulated other comprehensive income (loss) to retained earnings. See Notes 1 and 18 to the Consolidated Financial Statements.

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$22,445	$47,971	$26,346
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	40,404	37,479	38,535
Amortization of deferred financing charges	429	680	615
Deferred income tax provision (benefit)	10,411	9,534	(36,637)
Gain on sale of building	(153)	—	—
Share-based compensation	3,823	2,822	6,618
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(11,020)	2,058	10,784
Decrease in inventories	5,749	44,012	12,071
Decrease (increase) in other current assets	1,426	(634)	23,264
Increase (decrease) in accounts payable	3,131	14,703	(16,436)
(Decrease) increase in other current liabilities	(5,751)	(18,926)	27,932
Changes in other long-term assets and liabilities	9,723	(590)	5,834
Net cash provided from operating activities	80,617	139,109	98,926
Cash flows used for investing activities:
Capital expenditures	(41,487)	(36,599)	(31,699)
Proceeds from sale of building	1,028	—	—
Acquisition of businesses, net of cash acquired	(150,999)	—	—
Net cash used for investing activities	(191,458)	(36,599)	(31,699)
Cash flows from financing activities:
Proceeds from exercise of stock options	205	17	246
Long-term debt borrowings	204,000	41,000	159,000
Long-term debt repayments	(79,000)	(69,002)	(82,003)
Deferred financing costs	—	(1,495)	(277)
Excess tax benefits from exercise of stock options	—	(9)	975
Common stock repurchases	—	—	(125,000)
Restricted stock forfeitures	(1,195)	(366)	(401)
Dividends paid	(37,468)	(37,217)	(38,558)
Net cash provided by (used for) financing activities	86,542	(67,072)	(86,018)
Effect of foreign exchange rate changes on cash and cash equivalents	(406)	144	489
Net change in cash	(24,705)	35,582	(18,302)
Cash and cash equivalents at beginning of period	53,487	17,905	36,207
Cash and cash equivalents at end of period	$28,782	$53,487	$17,905

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation:
Summary of Significant Accounting Policies
Fiscal Year
The Company's fiscal year end is December 31.
Description of Business and Principles of Consolidation
Innophos is a leading international producer of specialty ingredient solutions that deliver versatile benefits for the food, health, nutrition and industrial markets. The Company leverages its expertise in the science and technology of blending and formulating phosphate, mineral, enzyme and botanical based ingredients to help its customers offer products that are tasty, healthy, nutritious and economical. Headquartered in Cranbury, New Jersey, Innophos has manufacturing operations across the United States, in Canada, Mexico and China.
Innophos combines more than a century of experience in specialty phosphate manufacturing with a broad range of other specialty nutritional ingredients. Utilizing its capabilities in consumer insight, research and product development and application expertise, it partners with its customers to provide differentiated product offerings that respond to consumer preferences and megatrends. The Company utilizes this collaborative approach in order to attempt to generate market share gains for its customers.
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
Innophos’ product offering includes a wide array of botanical, enzyme and mineral based nutritional ingredients. These products have various applications in the food, beverage and dietary supplement end markets and are manufactured to be readily digestible. Innophos’ 2017 acquisitions of Novel Ingredients and NutraGenesis substantially expanded Innophos’ portfolio of nutritional ingredients, which is a market that Innophos intends to continue to target for future growth.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Goodwill
Goodwill represents the excess of the acquisition cost over the fair value of net assets of the businesses acquired. ASC 350, “Intangibles—Goodwill and Other,” requires periodic tests of the impairment of goodwill. ASC 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. The development of future cash flow projections requires management estimates related to forecasted sales and expected costs trends. To the extent that changes in business conditions occur or other management decisions are made that result in adjusted management projections, impairment losses may occur in future periods. If the entity determines that it's more likely than not that the fair value of a reporting unit exceeds the carrying amount, then determining an impairment charge is unnecessary. When the carrying value of the reporting unit exceeds the fair value amount, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets, not to exceed the carrying value of the goodwill. The annual goodwill impairment review is conducted during the fourth quarter of each year.
Other Intangible Assets
Other intangible assets, which consist of developed technology, customer relationships, trade names, a non-compete agreement, patents, licenses and software, are amortized on a straight-line basis over their estimated useful lives which can be up to twenty years.
Revenue Recognition
Revenue from sales of the Company's products to its customers is recognized when title and risk of loss passes to the customer, which occurs either upon shipment or delivery, depending upon the agreed sales terms with customers. In the United States and Canada, the Company records estimated reductions to revenue for distributor incentives and customer incentives such as rebates, at the time of the initial sale. Distributor and customer incentives in Mexico are immaterial to the financial statements. The estimated reductions are based on the sales terms, historical experience and trend analysis. Accruals for distributor incentives are reflected as a direct reduction to accounts receivable and accruals for rebates are recorded as accrued expenses. This analysis requires a significant amount of judgment from management. Changes in the assumptions used to calculate these estimates or changes resulting from actual results are recorded against revenue in the period in which the change occurs.
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
Income Taxes
The Company’s significant subsidiaries are the Company's United States subsidiaries which file a consolidated U.S. tax return, the Company's Mexican subsidiaries which filed consolidated Mexico tax returns from 2011 through 2015, but changed to filing separate tax returns in 2016, the Company's Canadian subsidiary which files a separate Canadian tax return and the Netherlands files a fiscal unity return for certain Netherlands subsidiaries. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.
Deferred tax assets are assessed for realizability and a valuation allowance is provided if a portion of the associated tax benefit is not expected to be realized.
If any material uncertain tax positions arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. Other than the assessments disclosed in Note 16, Income Taxes, as of December 31, 2017, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 and transitioning U.S. international taxation from a worldwide tax system to a territorial tax system with a one-time mandatory transition or toll tax on post-1986 undistributed foreign earnings and profits of U.S. subsidiaries through the year ended December 31, 2017. Refer to Note 16 for additional information.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Share-based Compensation
The Company recognizes compensation expense for its Long-Term Incentive Plans (LTIP). Under applicable accounting standards, the fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the period in which the share-based compensation vests. Refer to Note 12 for additional information.
Business Combinations
An acquired business is included in the consolidated financial statements upon obtaining control of the acquired assets. Assets acquired and liabilities assumed are recognized at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recognized as goodwill.
Recently Issued Accounting Standards
Adopted
In July 2015, the FASB issued guidance which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”),” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Under the new guidance, inventory is “measured at the lower of cost and net realizable value,” which eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company's adoption of this standard did not have a material impact on its financial position, results of operations and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company's adoption of this standard did not have a material impact on its financial position, results of operations and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted on testing dates after January 1, 2017. The Company has elected to early adopt for testing dates after January 1, 2017 and the adoption of this standard did not have a material impact on its financial position, results of operations and related disclosures.
In February 2018, the FASB issued amendments to the guidance for reporting comprehensive income through ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU allows a reclassification from accumulated other comprehensive income (loss), or AOCI, to retained earnings for the deferred taxes previously recorded in AOCI that exceed the current federal tax rate of 21% resulting from the Tax Act. The ASU allows adjustments to reclassification amounts in subsequent periods as a result of changes to the amounts recorded under SAB 118. If adopted, the ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. The Company has elected to early adopt the ASU. The effect of adopting the ASU resulted in an increase of $0.3 million to retained earnings at December 31, 2017 due to the reclassification of AOCI to retained earnings.
Issued but not yet adopted
In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the FASB approved the deferral of the effective date of this guidance by one year (with an option to early adopt at the original effective date), making it effective for the interim and annual periods beginning on or after December 15, 2017. As a result, this guidance will be effective for the Company beginning in fiscal year 2018, with an option to early adopt in fiscal year 2017. The guidance permits the use of either a retrospective or modified retrospective transition method. The Company will adopt the standard using the modified retrospective transition method on January 1, 2018. Based on the results of the assessment performed to date, though the Company will provide expanded disclosures as a result, the Company has concluded that revenues are expected to remain substantially unchanged from the current revenue recognition model and therefore, the adoption of this standard will not have a material impact on its financial position, results of operations and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. While the Company is continuing to assess the effect of adoption, it currently believes the most significant changes relate to the recognition of new right-of-use assets and lease liabilities on its balance sheet for railcar and tank operating leases. The Company will continue to evaluate the impact of adoption of the ASU on its financial position, results of operations and related disclosures.
In March 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows. ASU 2016-15 clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. This ASU is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted in the first interim period of 2017. The Company is currently in the process of evaluating the impact of adoption of the ASU on its financial position, results of operations and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not anticipate the adoption of the new accounting rules will have a material impact on its financial position, results of operations and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. The new standard is

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company would apply this guidance to applicable transactions after the adoption date.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which requires that only the service cost component of net periodic benefit costs be recorded as compensation cost in the operating expense section of the income statement. All other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of net loss) will be presented in other income - net. This standard update is effective beginning with the first quarter 2018 and must be applied retrospectively. the Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting, which requires all modifications to be accounted for as a modification unless the fair value, vesting conditions and classification of the award as equity or liability are the same as the classification of the original award immediately before the original award is modified. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017 and for interim periods therein. The Company's adoption of this guidance is not expected to have a significant effect on its financial position, results of operations and related disclosures.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and hedging (Topic 815): Targeted improvements to accounting for hedging activities. This standard more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This standard also addresses specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company does not anticipate the adoption of this standard will have a material impact on its financial position, results of operations and related disclosures.

2. Acquisitions
On August 25, 2017, the Company acquired 100 percent of the outstanding shares of GenNx Novel Holding, Inc. (together with its direct and indirect wholly-owned subsidiaries, "Novel Ingredients"). Novel Ingredients was a privately-held specialty ingredients supplier of botanicals, proteins, amino acids and other healthy ingredients, as well as branded ingredient and custom formulated solutions, headquartered in East Hanover, New Jersey. The Company made an initial $125.0 million cash payment, subsequently adjusted lower by $1.3 million for post-closing working capital adjustments, for total consideration of $123.7 million. The acquisition was funded by borrowings under its existing credit facility. The addition of Novel Ingredients grows Innophos' Food, Health, and Nutrition portfolio, expanding its presence in high-growth nutrition end-markets and positioning the Company to more effectively develop innovative ingredient solutions that better serve its customers. Novel Ingredients serves attractive end-markets driven by health and wellness consumer trends such as immune health, sports nutrition, and cognitive health.
On November 3, 2017, the Company acquired 100% of the outstanding equity interests of NutraGenesis LLC, Icon Group LLC, and Tradeworks Group, Inc. (collectively referred to as "NutraGenesis"). NutraGenesis was a privately-held Vermont-based marketer of proprietary, branded and science-backed nutraceutical ingredients. The Company made a $27.4 million cash payment, subject to post-closing working capital adjustments, which was funded by borrowings under its existing credit facility. NutraGenesis is highly complementary to the Novel Ingredients acquisition and the Company's branded ingredients portfolio. NutraGenesis serves attractive high-growth end-markets, including stress reduction, weight management, joint health, brain health and metabolic wellness, that are driven by health and wellness consumer trends.
During the year ended December 31, 2017, the Company's results of operations included revenues of $36.7 million and a $2.3 million net loss attributable to Novel Ingredients and NutraGenesis.
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisitions and will be included in the Food, Health and Nutrition operating segment.

The goodwill of $68.3 million arising from the acquisitions consists of expected revenue and cost synergies, operational know-how, and acquired workforce. Approximately $24.0 million of the goodwill is deductible for U.S. income tax purposes.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (in thousands):

	Novel Ingredients	NutraGenesis
Cash	$105	$82
Accounts receivable, net of allowances of $511 and $0 for Novel Ingredients and NutraGenesis, respectively	11,255	850
Inventory, including fair value adjustment of $4,300 for Novel Ingredients	23,121	—
Other current assets	1,655	638
Property, plant and equipment	4,261	—
Other non-current assets	187	—
Goodwill	54,008	14,320
Intangible assets	52,900	13,699
Accounts payable	(14,726)	(793)
Accrued expenses	(3,910)	(524)
Deferred income taxes	(5,067)	—
Customer Deposits	—	(875)
Total	$123,789	$27,397
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
Novel Ingredients has Net Operating Loss ("NOL") carryforwards of $16.4 million that are expected to be utilized in future periods. The deferred income tax balances are preliminary pending management's final analysis and preparation of the final period tax return.
The intangible assets acquired with Novel Ingredients and NutraGenesis include the following (in thousands):

	Useful life (years)	Novel Ingredients	NutraGenesis
Customer relationships	15-20	$46,200	$10,499
Trade names	5-10	6,700	3,200
		$52,900	$13,699
The weighted average useful life (years) of the intangible assets included in the above table is 17.4 years. The weighted average useful life (years) of the trade names included in the above table is 7.9 years. The weighted average useful life (years) of the customer relationships included in the above table is 19.1 years.
The following unaudited pro forma information has been prepared as if the acquisitions had occurred on January 1, 2016 (amounts in thousands, excluding EPS figures). The unaudited pro forma results do not reflect any material adjustments, operating efficiencies and other synergies which may result from the consolidation of operations.

	Year Ended December 31,
	2017	2016
Revenues	$792,600	$812,447
Net income	$22,011	$41,711
Income per common share - Basic	$1.13	$2.16
Income per common share - Diluted	$1.12	$2.13
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Novel Ingredients and NutraGenesis to reflect the additional depreciation and amortization expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2016. Interest expense related to the borrowing for the acquisitions was applied on January 1, 2016. Depreciation and amortization expense of approximately $5.0 million and interest expense of approximately $4.4 million related to the above were included in the years ended December 31, 2017 and December 31, 2016. Further, the above pro forma amounts include a fair value adjustment to inventory of $4.3 million applied on January 1, 2016. The year ended December 31, 2017 include non-recurring transaction costs of approximately $3.1 million and $2.1 million of integration costs in selling, general and administrative expense.

3. Restructuring and Management Transition Costs:
During 2015 management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation the Company launched an initiative to reduce its cost structure by implementing various staff reduction actions during the third quarter of 2015.
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
During 2016, the Company incurred additional amounts in connection with continued restructuring of $1.6 million (including accelerated stock compensation of $0.3 million) within selling, general and administrative expenses and $0.1 million within cost of goods sold. The Company expects to make $1.7 million of payments associated with these actions within the next twelve months.
The following table summarizes the activities related to severance and benefits for restructuring and management transition costs:

	2017	2016
Balance at beginning of year	$6,356	$13,389
Total expense recorded	—	1,718
Accelerated share-based compensation expense (a)	—	(254)
Payments made	(4,427)	(8,497)
Balance at end of year	$1,929	$6,356
(a) Accelerated stock-based compensation expense adjustments due to management transition.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

4. Inventories:
Inventories consist of the following:

	2017	2016
Raw materials	$48,445	$33,185
Finished products	83,634	81,369
Spare parts	13,606	13,741
	$145,685	$128,295

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2017 and December 31, 2016 were $16,168 and $13,422, respectively.

5. Other Current Assets:
Other current assets consist of the following:

	2017	2016
Creditable taxes (value added taxes)	$7,285	$9,722
Vendor inventory deposits (prepaid)	7,807	3,750
Prepaid income taxes	3,394	4,659
Prepaid insurance	2,492	2,248
Other	3,991	3,515
	$24,969	$23,894

6. Property, Plant and Equipment, net:
Property, plant and equipment, at cost, consist of the following:

		2017			2016
	Useful life (years)	Gross	Accumulated Depreciation	Net Book Value	Gross	Accumulated Depreciation	Net Book Value
Land	-	$18,453	$—	$18,453	$19,053	$—	$19,053
Land improvements -	3-15	11,861	9,855	2,006	11,303	9,495	1,808
Buildings and improvements -	2-9	10,373	9,507	866	9,486	9,419	67
	10	17,161	10,433	6,728	15,526	9,079	6,447
	14-16	12,080	9,699	2,381	12,105	8,915	3,190
	20	43,013	17,508	25,505	39,128	15,451	23,677
	25-34	21,377	7,424	13,953	21,687	6,741	14,946
Machinery & Equipment -	1-4	26,409	21,325	5,084	24,515	17,801	6,714
	5	49,521	39,387	10,134	46,545	34,824	11,721
	6	49,493	49,273	220	49,493	49,216	277
	7	52,955	48,937	4,018	52,785	44,781	8,004
	8	170,719	155,043	15,676	167,938	150,883	17,055
	9	26,281	26,078	203	26,413	26,140	273
	10	16,856	6,992	9,864	15,920	5,964	9,956
	11	11,697	11,693	4	11,852	11,847	5
	12-13	9,477	9,426	51	9,478	9,419	59
	15	113,062	43,061	70,001	106,587	36,571	70,016
	16-21	3,698	1,201	2,497	1,657	1,060	597
Construction-in-progress	-	31,653	—	31,653	11,594	—	11,594
		$696,139	$476,842	$219,297	$653,065	$447,606	$205,459

Depreciation expense, excluding depreciation expense in changes of inventory, was $31,345, $30,142 and $31,594 in 2017, 2016 and 2015, respectively. Depreciation expense in changes of inventory was $678, $113 and $(292), in 2017, 2016 and 2015, respectively. The carrying value of capitalized software, included in machinery and equipment, was $4,749, $8,141 and $10,919 for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

7. Goodwill:

	Food, Health and Nutrition	Industrial Specialties	Other	Total
Balance: December 31, 2015	$61,090	$23,283	$—	$84,373
Balance: December 31, 2016	$61,090	$23,283	$—	$84,373
Add: Goodwill from Novel Ingredients acquisition	54,007	—	—	54,007
Add: Goodwill from NutraGenesis acquisition	14,320	—	—	14,320
Balance: December 31, 2017	$129,417	$23,283	$—	$152,700

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	2017	2016
Developed technology and application patents, net of accumulated amortization of $30,716 for 2017 and $27,778 for 2016	7-20	15,559	18,497
Customer relationships, net of accumulated amortization of $22,279 for 2017 and $18,569 for 2016	5-20	73,232	20,243
Trade names and license agreements, net of accumulated amortization of $12,023 for 2017 and $10,315 for 2016	5-20	15,538	7,346
Non-compete agreement, net of accumulated amortization of $1,293 for 2017 and $1,268 for 2016	3-10	40	65
Total intangibles		$104,369	$46,151
Deferred income taxes		$5,058	$18,432
Deferred financing costs, net of accumulated amortization of $3,902 for 2017 and $3,473 for 2016 (see note 10)		1,721	2,150
Other tax assets		—	997
Other assets		1,768	2,081
Total other assets		$8,547	$23,660
		$112,916	$69,811

Amortization expense for intangibles was $8,381, $7,222 and $7,233 in 2017, 2016 and 2015, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2018	2019	2020	2021	2022
Intangible amortization expense	$11,258	$10,735	$10,117	$9,479	$9,006

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Other Current Liabilities:
Other current liabilities consist of the following:

	2017	2016
Payroll related	$15,684	$11,852
Taxes other than income taxes	2,804	2,624
Benefits and pensions	7,730	5,419
Freight and rebates	3,937	3,579
Income taxes	4,933	9,278
Restructuring reserve	1,719	4,737
Other	6,277	6,116
	$43,084	$43,605

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

10. Short-term Borrowings, Long-Term Debt, and Interest Expense:
Short-term borrowings and long-term debt consist of the following:

	2017	2016
Revolver borrowings under the credit facility due 2021	$310,000	$185,000
Capital leases	9	—
Total borrowings	$310,009	$185,000
Less current portion	4	—
Long-term debt	$310,005	$185,000

In December 2016, Innophos Holdings, Inc. and certain of its directly and/or indirectly wholly-owned subsidiaries (referred to in this note as the "Company") entered into a senior secured credit facility, or Credit Agreement, with a group of lenders, or the Lenders, increasing the Company's borrowing capacity. The Credit Agreement replaces the term loan of $100.0 million and revolving line of credit under the prior facility with a $450.0 million revolving line of credit, including a $20.0 million letter of credit sub-facility and a $20.0 million swingline loan facility, all maturing on December 22, 2021. Interest accruing on amounts borrowed under the revolving line is based on an applicable margin over LIBOR (London Interbank Offered Rate) or bank base rate, ranging from 100 to 225 basis points for LIBOR and 0 to 125 basis points for base rate loans, in each case with loan period and interest alternative as chosen by the Company, which margin is adjusted quarterly depending on a total leverage ratio (as computed under the Credit Agreement) for the period in question. Commitment fees on the unused revolving line range from 12.5 to 37.5 basis points, depending on total leverage ratio (as computed under the Credit Agreement) for the period in question. The current applicable margin for LIBOR based loans, base rate loans and the commitment fee are 200, 100 and 32.5 basis points, respectively.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

As of December 31, 2017, the Accessible Borrowing Availability was $138.9 million and the Total Leverage Ratio and Interest Coverage Ratio calculated in accordance with the agreement were 2.45 and 19.32, respectively.
As of December 31, 2017, the Company was in full compliance with all debt covenant requirements.
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
Fees and expenses incurred in 2016 with the Credit Agreement were approximately $1.5 million. This amount was recorded as deferred financing costs and is being amortized over the term of the Credit Agreement using the effective interest method.
As of December 31, 2017, $310.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy), with total availability at 138.9 million, taking into account $1.1 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 3.4%.
The Company manages interest rate risk by balancing the amount of fixed-rate and floating-rate debt to the extent practicable consistent with the credit status.
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
Total interest paid by the Company for all indebtedness for 2017, 2016 and 2015 was $6.8 million, $8.0 million and $5.9 million, respectively.

Interest expense, net consists of the following:

	Year Ended December 31,
	2017	2016	2015
Interest expense	$7,148	$7,210	$7,079
Deferred financing cost	429	680	615
Interest income	(124)	(53)	(65)
Less: amount capitalized for capital projects	(445)	(168)	(111)
Total interest expense, net	$7,008	$7,669	$7,518

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

11. Other Long-Term Liabilities:
Other long-term liabilities consist of the following:

	2017	2016
Deferred income taxes	$2,354	$1,282
Long term portion of U.S. transition tax	12,095	—
Pension and post retirement liabilities	8,886	7,689
Restructuring reserve	210	1,618
Uncertain tax positions	1,974	1,974
Environmental liabilities	1,100	1,100
Other liabilities	1,453	1,906
	$28,072	$15,569

12. Stockholders’ Equity / Stock-Based Compensation:
The Company's compensation programs include share-based payments. The primary share-based awards and their general terms and conditions currently in effect are as follows:

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

•
Performance share awards which entitle the holder to receive, at the end of a performance cycle, a number of shares of the Company’s common stock, within a range of shares from zero to a specified maximum (generally 200%), calculated using a combination of performance indicators as defined by reference to the Company’s own activities. The performance shares generally vest at the end of a three year performance cycle and the number of shares distributable depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to dividends will accrue over the performance period and are paid on performance share awards when vested and distributed.

•
Annual stock retainer grants, which entitle independent members of the Board of Directors to receive a number of shares of the Company’s common stock, which immediately vest, equal to a fixed retainer value.

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2017	2016	2015
Stock options	$1,068	$994	$2,521
Restricted stock	1,701	1,490	2,080
Performance shares	424	(257)	1,507
Stock grants	630	595	510
Total stock-based compensation expense (a)	$3,823	$2,822	$6,618
 (a) 2016 includes accelerated stock-based compensation expense adjustments of $(254), due to management transition.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of restricted stock activity during the three years ended December 31, 2017, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	50,336	$54.49
Granted	92,433	34.40
Released	(7,066)	53.84
Forfeited / Surrendered	(10,372)	53.27
Outstanding at December 31, 2015	125,331	$40.85
Outstanding at January 1, 2016	125,331	$40.85
Granted	88,836	31.47
Released	(7,796)	53.18
Forfeited / Surrendered	(29,920)	40.79
Outstanding at December 31, 2016	176,451	$35.27
Outstanding at January 1, 2017	176,451	$35.27
Granted	30,723	52.41
Released	(32,171)	34.71
Forfeited / Surrendered	(24,424)	36.42
Outstanding at December 31, 2017	150,579	$38.18

A summary of stock option activity during the three years ended December 31, 2017, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	625,320	$30.87
Granted	157,961	42.38	12.14
Forfeited / Expired / Surrendered	(37,364)	31.62
Exercised	(53,995)	19.78
Outstanding at December 31, 2015	691,922	$34.33
Exercisable at December 31, 2015	543,905	$31.87
Outstanding at January 1, 2016	691,922	$34.33
Granted	400,215	31.18	4.62
Forfeited / Expired / Surrendered	(260,913)	33.17
Exercised	(91,029)	19.55
Outstanding at December 31, 2016	740,195	$34.84
Exercisable at December 31, 2016	368,159	$37.06
Outstanding at January 1, 2017	740,195	$34.84
Granted	102,607	52.43	11.54
Forfeited / Expired / Surrendered	(175,767)	37.24
Exercised	(49,530)	23.40
Outstanding at December 31, 2017	617,505	$38.00
Exercisable at December 31, 2017	343,849	$38.05

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The fair value of the options granted during 2017, 2016 and 2015 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Expected volatility	31.3%	33.8%	40.8%
Dividend yield	3.6%	6.6%	4.3%
Risk-free interest rate	2.1%	1.4%	1.7%
Expected term in years	6.6	6.6	6.0
Weighted average grant date fair value of stock options	$11.54	$4.62	$12.14

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

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	44,698	55.49
Granted (at targeted return on invested capital and contribution margin growth)	62,225	42.31
Forfeited	—	—
Vested	(37,835)	53.05
Adjustment to estimate of shares to be earned	(36,671)	51.48
Outstanding at December 31, 2015	32,417	$37.58
Outstanding at January 1, 2016	32,417	$37.58
Granted (at targeted return on invested capital and contribution margin growth)	—	—
Forfeited	—	—
Vested	(12,401)	54.46
Adjustment to estimate of shares to be earned	(20,016)	27.12
Outstanding at December 31, 2016	—	$—
Outstanding at January 1, 2017	—	$—
Granted (at targeted return on invested capital and contribution margin growth)	22,958	52.44
Forfeited	(2,083)	52.44
Vested	(353)	49.54
Adjustment to estimate of shares to be earned	401	49.54
Outstanding at December 31, 2017	20,923	$52.43

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The total intrinsic value of options exercised and stock grants during 2017, 2016 and 2015 was $4.2 million, $5.9 million and $4.9 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2017 was $5.4 million and $3.0 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Restricted Stock	Stock Options	Performance Based
Amount	$3,698	$1,915	$666
Weighted-average years to be recognized	1.5	1.5	2.3
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
13. Earnings per share (EPS)
The Company accounts for earnings per share in accordance with ASC 260 and related guidance, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS. Under ASC Subtopic 260-10-45, as of January 1, 2009 unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as restricted stock, are considered participating securities for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.
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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Year Ended December 31,
	2017	2016	2015
Net income	22,445	47,971	26,346
Less: earnings attributable to unvested shares	(76)	(288)	(72)
Net income available to common shareholders	$22,369	$47,683	$26,274
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	19,444,795	19,271,448	20,032,300
Dilutive effect of stock equivalents	288,615	310,028	291,085
Diluted number of weighted average common shares outstanding	19,733,410	19,581,476	20,323,385
Earnings per common share:
Earnings per common share—Basic	$1.15	$2.47	$1.31
Earnings per common share—Diluted	$1.13	$2.44	$1.29

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 377,361, 445,303 and 444,334 for the years ended 2017, 2016 and 2015, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

14. Dividends
The following is the dividend activity for 2017, 2016 and 2015:

	2017
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.48	$0.48	$0.48	$0.48	$1.92
Dividends declared – aggregate	9,349	9,373	9,373	9,373	37,468
Dividends paid – per share	0.48	0.48	0.48	0.48	1.92
Dividends paid – aggregate	9,349	9,373	9,373	9,373	37,468

	2016
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.48	$0.48	$0.48	$0.48	$1.92
Dividends declared – aggregate	9,256	9,308	9,327	9,326	37,217
Dividends paid – per share	0.48	0.48	0.48	0.48	1.92
Dividends paid – aggregate	9,256	9,308	9,327	9,326	37,217

	2015
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Dividends declared – per share	$0.48	$0.48	$0.48	$0.48	$1.92
Dividends declared – aggregate	10,198	9,863	9,261	9,236	38,558
Dividends paid – per share	0.48	0.48	0.48	0.48	1.92
Dividends paid – aggregate	10,198	9,863	9,261	9,236	38,558

The Company is a holding company that does not conduct any business operations of its own. As a result, the Company is dependent upon cash dividends, distributions and other transfers from its subsidiaries, most directly Innophos, Inc., its primary operating subsidiary, and Innophos Investments Holdings, Inc., the direct subsidiary of Innophos Holdings, Inc. and the direct parent company of Innophos, Inc., to make dividend payments on its common stock.

15. Pension Plans and Post-retirement Benefits:
Innophos maintains both defined contribution plans and noncontributory defined benefit pension plans that together cover substantially all U.S. and Canadian employees.
In the United States, salaried and hourly employees are covered by a defined contribution plan with a 401(k) feature. The plan provides for employee contributions, company matching contributions, and an age-weighted annual company contribution to eligible employees. Union-represented hourly employees, at the Company's Nashville, Tennessee site, are covered by a traditional defined benefit plan providing benefits based on years of service and final average pay. On April 26, 2007, the Company and the Union for the hourly employees at its Nashville, Tennessee facility agreed that it would freeze its defined benefit pension plan (the “Plan”) as of August 1, 2007. The accrual of additional benefits or increase in the current level of benefits under the Plan ceased as of August 1, 2007, after which the Nashville union employees now participate in the Company’s existing non-contributory defined contribution benefit plan. All plans were established by Innophos in 2004.
In Canada, salaried employees are covered by defined contribution plans which provide for company contributions as a percent of pay, employee contributions, and company matching contributions. Union-represented hourly employees are covered by a defined benefit plan providing benefits based on a negotiated benefit level and years of service. The defined contribution plans were established by the Company in 2004; the defined benefit plan for union-represented hourly employees is a continuation of the Rhodia Canada Inc.’s pension plan for its Port Maitland, Ontario Canada union employees, which was included in the acquisition of the Phosphates Business from Rhodia on August 13, 2004.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Innophos also has other post-retirement benefit plans covering substantially all of its U.S. and Canadian employees. Certain employee groups covered under the plans do not receive benefits post-age 65. In the United States, the health care plans are contributory with participants’ contributions adjusted annually, and limits on the Company’s share of the costs; the life insurance plans are noncontributory. The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Act, are not significant. In Canada, the plans are non-contributory.
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
As a sensitivity measure, the effect of a 25 basis-point decrease in the Company's discount rate assumption would increase its net periodic benefit cost for its pension and post-retirement plans by approximately $76. A 1% decrease in the Company's expected rate of return on plan assets would increase its pension plan expense by $187.
The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2018 are as follows:

	Pension	Other Benefits	Total
Prior service cost	$53	$—	$53
Net actuarial loss (gain)	194	(155)	39
Transition obligation	—	24	24

The changes in benefit obligations and fair value of plan assets recognized in other comprehensive loss during 2017 and 2016 are as follows:

	Pension Benefits		Other Benefits		Total
	2017	2016	2017	2016	2017	2016
Change in accumulated other comprehensive income
Amortization of net (gain) loss	$(177)	$(208)	$212	$100	$35	$(108)
Amortization of prior service cost / transition obligation	(108)	(106)	(23)	(23)	(131)	(129)
Net (gain) loss	694	(340)	343	(1,521)	1,037	(1,861)
Total change in accumulated other comprehensive income	409	(654)	532	(1,444)	941	(2,098)
Deferred taxes	(88)	203	(148)	546	(236)	749
Net amount recognized	$321	$(451)	$384	$(898)	$705	$(1,349)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

U.S. Plans
Obligations and Funded Status—U.S. Plans At December 31

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Accumulated benefit obligation at end of year	$2,662	$2,473	$3,250	$2,974
Change in benefit obligation
Benefit obligation at beginning of year	$2,473	$2,670	$2,974	$4,285
Service cost	—	—	123	172
Interest cost	100	114	118	165
Actuarial loss (gain)	154	(250)	151	(1,523)
Benefits paid	(65)	(61)	(116)	(125)
Benefit obligation at end of year	$2,662	$2,473	$3,250	$2,974
Change in plan assets
Fair value of plan assets at beginning of year	$2,263	$2,124	$—	$—
Actual return on plan assets	430	200	—	—
Employer contributions	—	—	116	125
Benefits paid	(65)	(61)	(116)	(125)
Fair value of plan assets at end of year	$2,628	$2,263	$—	$—
Funded status of the plan	$(34)	$(210)	$(3,250)	$(2,974)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(151)	(120)
Noncurrent liabilities	(34)	(210)	(3,099)	(2,854)
Net amounts recognized	$(34)	$(210)	$(3,250)	$(2,974)
Amounts recognized in accumulated other comprehensive income
Prior service (credit) cost	$—	$—	$—	$—
Net actuarial (gain) loss	(22)	114	(1,911)	(2,274)
Total amount recognized	$(22)	$114	$(1,911)	$(2,274)
Deferred taxes	5	(43)	758	864
Net amount recognized	$(17)	$71	$(1,153)	$(1,410)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost
Service cost	$—	$—	$—	$123	$172	$292
Interest cost	100	114	114	118	165	163
Expected return on plan assets	(140)	(145)	(140)	—	—	—
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss (gain)	—	—	68	(211)	(100)	(48)
Net periodic benefit cost	$(40)	$(31)	$42	$30	$237	$407
Weighted average assumptions for benefit obligation
Discount rate	3.60%	4.16%	4.50%	3.66%	4.22%	4.25%
Expected long-term rate of return on plan assets	6.30%	6.20%	6.51%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	4.00%	3.75%	3.75%
Weighted average assumptions for net periodic benefit cost
Discount rate	4.16%	4.50%	4.00%	4.22%	4.25%	4.00%
Expected long-term rate of return on plan assets	6.20%	6.51%	6.65%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	3.75%	3.75%	3.00%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2018	$86	$151
Fiscal 2019	98	178
Fiscal 2020	111	172
Fiscal 2021	118	177
Fiscal 2022	130	180
Fiscal Years 2023-2027	736	868

Innophos expects to make no contributions to its U.S. defined benefit pension plan in 2018.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2018 fiscal year are $0, $0 and $0, respectively.
The estimated actuarial gain, prior service cost, and transition obligation (asset) for the post-retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2018 fiscal year are $159, $0 and $0, respectively.
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
Innophos, Inc.’s defined benefit pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2017 and 2016 by asset category are as follows:

	Plan Assets at December 31
	2017	2016
Asset Category
Equity securities	92.9%	92.7%
Fixed income securities	7.1	7.3
Total	100.0%	100.0%

The fair values of Innophos, Inc.’s pension plan assets at December 31, 2017 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$2,441	$2,441	$—	$—
Fixed income securities	187	187	—	—
	$2,628	$2,628	$—	$—
Defined Contribution Plan—U.S.
Innophos Inc.’s expense for the defined contribution plan was $3.2 million, $3.0 million and $3.5 million for 2017, 2016 and 2015, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans
Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Accumulated benefit obligation at end of year	$15,590	$13,128	$1,722	$1,379
Change in benefit obligation
Benefit obligation at beginning of year	$13,128	$12,319	$1,379	$1,299
Service cost	383	362	51	49
Interest cost	517	489	55	51
Past service cost	153	—	—	—
Actuarial (gain) loss	886	—	181	—
Benefits paid	(485)	(396)	(53)	(58)
Foreign currency exchange rate changes	1,008	354	109	38
Benefit obligation at end of year	$15,590	$13,128	$1,722	$1,379
Change in plan assets
Fair value of plan assets at beginning of year	$14,798	$13,864	$—	$—
Actual return on plan assets	1,308	931	—	—
Employer contributions	—	—	53	58
Benefits paid	(485)	(396)	(53)	(58)
Foreign currency exchange rate changes	1,108	399	—	—
Fair value of plan assets at end of year	$16,729	$14,798	$—	$—
Funded status of the plan	$1,139	$1,670	$(1,722)	$(1,379)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$1,139	$1,670	$—	$—
Current liabilities	—	—	(103)	(51)
Noncurrent liabilities	—	—	(1,619)	(1,328)
Net amounts recognized	$1,139	$1,670	$(1,722)	$(1,379)
Amounts recognized in accumulated other comprehensive income
Net transition obligation	$—	$—	$37	$57
Prior service cost	158	104	—	—
Net actuarial loss	4,095	3,604	200	11
Total amount recognized	$4,253	$3,708	$237	$68
Deferred taxes	(1,063)	(927)	(59)	(17)
Net amount recognized	$3,190	$2,781	$178	$51

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost
Service cost	$383	$362	$344	$51	$49	$46
Interest cost	517	489	507	55	51	54
Expected return on plan assets	(819)	(768)	(773)	—	—	—
Amortization of:
Actuarial loss	177	207	158	—	—	—
Prior service cost	108	106	110	—	—	—
Net transition obligation	—	—	—	23	23	24
Net periodic benefit cost	$366	$396	$346	$129	$123	$124
Weighted average assumptions for balance sheet liability at end of year
Discount rate	3.37%	3.75%	3.75%	3.37%	3.75%	3.75%
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Weighted average assumptions for net periodic benefit cost at end of year
Discount rate	3.75%	3.75%	4.00%	3.75%	3.75%	4.00%
Expected long-term rate of return	5.50%	5.50%	5.50%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Accrued health care cost trend rates at end of year
Health care cost trend rate assumed for next year (initial rate)				9%	9%	9%
Rate to which the cost trend rate is assumed to decline (ultimate rate)				5%	5%	5%
Year that the rate reaches the ultimate rate				2033	2033	2033

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2017	2016
Effect of a change in the assumed rate of increase in health benefit costs
Effect of a 1% increase on:
Total of service cost and interest cost	$24	$15
Post-retirement benefit obligation	$221	$175
Effect of a 1% decrease on:
Total of service cost and interest cost	$(18)	$(12)
Post-retirement benefit obligation	$(177)	$(143)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2018 fiscal year are $187, $51 and $0, respectively.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the post-retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2018 fiscal year are $0, $0 and $23, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2017 and 2016 by asset category are as follows:

	2017	2016
Asset Category
Equity securities	51.6%	50.7%
Fixed income securities	44.8	46.5
Other	3.6	2.8
Total	100.0%	100.0%

The fair values of Innophos Canada, Inc.’s pension plan assets at December 31, 2017 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$8,636	$8,636	$—	$—
Fixed income securities	7,498	—	7,498	—
Other	595	595	—	—
	$16,729	$9,231	$7,498	$—
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
Cash Flows
Contributions
Innophos Canada, Inc. contributed $0.0 million to its pension plan in 2017.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2018	$543	$103
Fiscal 2019	579	64
Fiscal 2020	619	78
Fiscal 2021	662	100
Fiscal 2022	717	103
Fiscal Years 2023-2027	4,280	531

Innophos does not plan to make $0.7 million in contributions to its Canadian pension plan in 2018.
Defined Contribution Plans—Canada
Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2017, 2016 and 2015, respectively.

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

16. Income Taxes:
A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2017		2016		2015
	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense/ (benefit)
U.S.	$8,026	$20,230	$24,727	$10,989	$11,574	$3,474
Canada/Mexico/Europe/Asia	48,611	13,962	45,591	11,358	28,549	10,303
Total	$56,637	$34,192	$70,318	$22,347	$40,123	$13,777
Current income taxes		$23,781		$12,813		$50,414
Deferred income taxes		10,411		9,534		(36,637)
Total		$34,192		$22,347		$13,777

	Year Ended December 31,
	2017	2016	2015
Income tax expense at the U.S. statutory rate	$19,824	$24,611	$14,044
State income taxes	741	862	1,207
Foreign tax rate differential	(1,606)	(1,549)	(1,163)
Non-taxable interest income	(5,951)	(5,582)	(3,903)
Change in valuation allowance	1,984	(168)	3,482
U.S. Tax Cuts and Jobs Act of 2017	17,286	—	—
Domestic manufacturing deduction	—	(562)	(903)
Mexico entities tax de-consolidation adjustment	—	(472)	1,470
Repatriation of foreign earnings	—	496	(645)
Uncertain tax positions	—	736	306
Foreign tax credits carryforward	—	—	(1,406)
Capital loss on note redemption	—	—	(1,062)
Other non-deductible permanent items (including translation)	1,914	3,975	2,350
Provision for income taxes	$34,192	$22,347	$13,777

Net deferred tax balances were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2017	2016
Net noncurrent deferred tax assets	$5,058	$18,432
Net noncurrent deferred tax liabilities	(2,354)	(1,282)
Net deferred tax assets	$2,704	$17,150

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2017	2016
Deferred tax assets:
Inventories	$3,427	$5,089
Accrued liabilities	7,472	10,800
Prepaid inventory	—	13,987
Tax credits	3,846	2,535
Tax losses	22,196	16,187
Total deferred tax assets	36,941	48,598
Deferred tax liabilities:
Gain on bond retirement	(170)	(530)
Intangibles	(11,012)	(7,033)
Fixed assets	(10,809)	(15,423)
Accrued liabilities	(1,800)	—
Total deferred tax liabilities	(23,791)	(22,986)
Total valuation allowances	(10,446)	(8,462)
Net deferred tax assets (liabilities)	$2,704	$17,150

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
Gross unrecognized tax benefits at January 1	$2,679	$3,121	$2,798
Additions for tax positions of prior years	—	973	470
Reductions for tax positions of prior years	—	—	(147)
Reductions due to settlements	—	(1,415)	—
Gross unrecognized tax benefits at December 31	2,679	2,679	3,121

Net uncertain tax benefits, that if recognized would impact the effective tax rate, at December 31	$2,116	$1,741	$1,311

The U.S. operations have deferred tax assets for federal tax loss carry forwards of $13.9 million and $9.3 million and state tax loss carry forwards of $1.6 million and $1.1 million as of December 31, 2017 and 2016, respectively. These tax loss carry forwards will expire in the years 2026 through 2036. The Company realized tax benefits of $0.8 million and $0.0 million from stock options exercised in 2017 and 2016, respectively.
The Company maintains full valuation allowances of $10.4 million and $8.5 million at December 31, 2017 and 2016, respectively, on its capital loss on note redemptions, foreign withholding tax credits and foreign net operating loss carryforwards as it is more likely than not that these tax benefits will not be realized. The increase in valuation allowances during 2017 is primarily a result of the generation of current year foreign tax withholding credits and foreign net operating losses which are not anticipated to be utilized in future years. Certain of these foreign tax attributes, approximately $4.6 million, do not expire, while the remaining tax attributes will expire in the years 2018 through 2037.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 and transitioning U.S. international taxation from a worldwide tax system to a territorial tax system with a one-time mandatory transition or toll tax on post-1986 undistributed foreign earnings and profits of U.S. subsidiaries through the year ended December 31, 2017. The Company has calculated its best estimate of the impact of the Tax Act in its year end income tax provision in accordance with the Company's understanding of the Tax Act and guidance available as of the date of

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

this filing and, as a result, have recorded $17.3 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. This amount consists of two components: (1) a $13.9 million charge payable over eight years and related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of certain non-U.S. subsidiaries owned either wholly or partially by a U.S. subsidiary of the Company, and (2) a $3.4 million charge related to the remeasurement of certain U.S. deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these reasonably estimated amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded within the one year measurement period allowed by SAB 118.
Beginning in 2018, the Tax Act includes two new U.S. tax base erosion provisions, the GILTI provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company expects that it will be subject to incremental U.S. tax on GILTI income beginning in 2018 due to expense allocations required by the U.S. foreign tax credit rules. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.
The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax and therefore has not included any tax impacts of BEAT in its consolidated financial statements for the year ended December 31, 2017.
As of December 31, 2017, the Company is in the process of evaluating the impact of the Tax Act on its permanent reinvestment assertion. With respect to accumulated earnings of foreign subsidiaries, no additional U.S. income taxes or foreign withholding taxes have been provided as all accumulated earnings of foreign subsidiaries are deemed to have been remitted as part of the one-time transition tax. The Company continues to evaluate its permanent reinvestment assertion in light of the Tax Act. The accounting is expected to be completed within the one-year measurement period as allowed by SAB 118.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2009 through 2015. Certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.7 million during the next twelve months as a result of possible settlements of income tax authority examinations. The Company has recorded an immaterial amount for interest and penalties in the statement of operations. Interest and penalties related to uncertain tax positions of $0.8 million and $0.7 million are accrued in other long-term liabilities as of December 31, 2017 and December 31, 2016, respectively. Other than the items mentioned above, as of December 31, 2017, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid (net of refunds) were $14.9 million, $27.9 million and $17.0 million for 2017, 2016 and 2015, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

17. Commitments and Contingencies:
Leases
Under agreements expiring through 2020, the Company leases railcars and other equipment under various operating leases. Rental expense for 2017, 2016 and 2015 was $7,287, $6,930 and $6,858, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2018	$6,654
2019	5,591
2020	4,434
2021	4,016
2022	3,710
Thereafter	9,144

Purchase Commitments and Supplier Concentration
The Company has multiple raw material supply contracts which prices are established annually based on a formula. The minimum annual purchase obligation for several of these raw material supply contracts, at current prices, approximates $56.7 million for 2018.
The Company's business activities depend on long-term or renewable contracts to supply materials or products. In particular, the Company relies to a significant degree on single-source supply contracts and some of these contractual relationships may be with a relatively limited number of suppliers. Although most of the supplier relationships are typically the result of multiple contractual arrangements of varying terms, in any given year, one or more of these contracts may come up for renewal. As such, on June 23, 2016, the Company received written notice from PCS Purified Phosphates, or PCSPP, an affiliate of Potash Corporation of Saskatchewan, now Nutrien as of January 1, 2018, that PCSPP does not wish to extend the term of the Amended and Restated Purified Wet Phosphoric Acid Supply Agreement, dated March 23, 2000, beyond July 29, 2018, the end of the current renewal term. The Company currently purchases purified phosphoric acid supply from PCSPP under the agreement and it will continue to qualify and develop additional sources for future supply needs after July 29, 2018. In addition, from time to time, the Company enters into toll manufacturing agreements or other arrangements to produce minimum quantities of product for a certain duration. If the Company experience delays in delivering contracted production, the Company may be subject to contractual liabilities to the buyers to whom the Company has promised the products.
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
Future environmental spending is probable at the Company's site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. The Company has an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of December 31, 2017.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Litigation
2008 RCRA Civil Enforcement - Geismar, Louisiana plant
On January 12, 2017, the Company entered into a settlement with the United States Environmental Protection Agency, or EPA, and the Louisiana Department of Environmental Quality, or LDEQ, with respect to certain manufacturing processes at the Company’s Geismar, Louisiana plant, including the Company’s handling of (i) filter material from an enclosed intermediate filtration step to further process merchant green phosphoric acid, or MGA, that the Company receives as raw material via pipeline from the adjacent site operated by Nutrien and (ii) the Company’s raffinate co-product that is separated in connection with its PPA production at the plant. The EPA and LDEQ, collectively with the United States Department of Justice, or DOJ, are collectively referred to as the Government Parties. This settlement resulted from years of negotiations between the Company and the Government Parties following inspections of the plant by the Government Parties in which they raised certain violations of the federal Resource, Conservation and Recovery Act. Prior to this settlement, in the course of discussions with the Government Parties, the EPA and the DOJ required that the Company undertake, as an interim measure, the construction of a new filter unit to replace the enclosed system and allow the removal and separate handling of the filter material. The Company built that unit, which has been operating since 2012. As part of the settlement, Innophos is implementing a deep well injection system, a solution approved by the EPA and LDEQ to handle the raffinate separated at the plant. Such system has been completed, subject to regulatory approvals and permitting. The Company previously returned the raffinate to Nutrien under a long-term contract it has with Nutrien and can continue to do so until the Company receives the necessary approvals and permits to operate its deep well system. In connection with this settlement, the Company paid a $1.4 million civil penalty in November 2017 which was previously accrued in other current liabilities.
Other Legal Matters
In addition, the Company is party to legal proceedings and contractual disputes that arise in the ordinary course of its business. Except as to the matters specifically discussed, management believes the likelihood that the ultimate disposition of these matters will have a material adverse effect on its business, results of operations, financial condition and/or cash flows is remote. However, these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company's business, results of operations, financial condition, and/or cash flows.

18. Changes in Accumulated Other Comprehensive Income (Loss) by Component:

	Pension and Other Post-retirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2015	$(2,842)	$48	$(2,794)
Other comprehensive income (loss) before reclassifications	1,349	(39)	1,310
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	1,349	(39)	1,310
Balance at December 31, 2016	(1,493)	9	(1,484)
Other comprehensive income (loss) before reclassifications	(412)	(9)	(421)
Amounts reclassified from accumulated other comprehensive income (loss)	(293)	—	(293)
Net current period other comprehensive income (loss)	(705)	(9)	(714)
Balance at December 31, 2017	$(2,198)	$—	$(2,198)

19. Financial Instruments and Concentration of Credit Risks:
The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 26%, 35% and 33%, respectively, of net sales for 2017, 2016 and 2015. No customer accounted for more than 10% of the Company's sales in the last three years.

20. Valuation Allowances:
Valuation allowances as of December 31, 2017, 2016 and 2015, and the changes in the valuation allowances for the year ended December 31, 2017, 2016 and 2015 are as follows:

	Balance, January, 1 2017	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2017
Deferred taxes valuation allowances	$8,462	$1,984	$—	$—	$10,446
	Balance, January, 1 2016	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2016
Deferred taxes valuation allowances	$8,630	$(168)	$—	$—	$8,462
	Balance, January, 1 2015	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2015
Deferred taxes valuation allowances	$5,148	$3,482	$—	$—	$8,630
21. Segment Reporting:
The Company discloses certain financial and supplementary information about its reportable segments, revenue by products and revenues by geographic area. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker, in order to decide how to allocate resources and assess performance. The primary performance indicators for the chief operating decision maker are sales and EBITDA (defined as net income (loss) before interest, income taxes, depreciation and amortization). All references to sales in this Annual Report on Form 10-K are recognized when title and risk of loss passes to the customer, which occurs either upon shipment or delivery, depending upon the agreed sales terms with customers.
The Company's chief executive officer is the chief operating decision maker and, as of the first quarter of 2017, has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition; (2) Industrial Specialties; and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2017	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$397,298	$262,704	$62,022	$722,024
EBITDA	$67,156	$33,833	$3,060	$104,049
Depreciation and amortization expense	$24,212	$13,863	$2,329	$40,404
Other data
Capital expenditures	$27,537	$13,331	$619	$41,487
Long-lived assets	$130,705	$71,925	$16,667	$219,297
Total assets (c)	$556,479	$190,700	$37,990	$785,169
For the year ended December 31, 2016	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$376,672	$278,284	$70,389	$725,345
EBITDA (a)	$78,128	$36,029	$1,309	$115,466
Depreciation and amortization expense	$20,269	$12,645	$4,565	$37,479
Other data
Capital expenditures	$19,181	$15,866	$1,552	$36,599
Long-lived assets	$124,664	$72,727	$8,068	$205,459
Total assets	$397,575	$210,680	$34,756	$643,011

For the year ended December 31, 2015	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$394,836	$319,565	$74,746	$789,147
EBITDA (b)	$67,212	$34,028	$(15,064)	$86,176
Depreciation and amortization expense	$20,186	$14,030	$4,319	$38,535
Other data
Capital expenditures	$17,507	$13,137	$1,055	$31,699
Long-lived assets	$114,549	$66,819	$18,126	$199,494
Total assets	$401,660	$221,386	$46,507	$669,553

(a)	The year ended December 31, 2016 includes a $1.5 million charge to earnings for restructuring reserves in Other.

(b)	The year ended December 31, 2015 includes an $11.8 million charge to earnings for management transition expenses and an $8.6 million charge to earnings for restructuring reserves in Other.

(c)	The increase in total assets in the Food, Health and Nutrition segment is largely due to the Novel Ingredients and NutraGenesis acquisitions.
A reconciliation of net income to EBITDA follows:

	2017	2016	2015
Net income	$22,445	$47,971	$26,346
Provision for income taxes	34,192	22,347	13,777
Interest expense, net	7,008	7,669	7,518
Depreciation and amortization	40,404	37,479	38,535
EBITDA	$104,049	$115,466	$86,176

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Year Ended December 31,
Product Revenues	2017	2016	2015
Specialty Ingredients	$490,256	$456,465	$499,047
Core Ingredients	174,819	200,560	216,787
Co-Products and Other	56,949	68,320	73,313
Total	$722,024	$725,345	$789,147
	Year Ended December 31,
Geographic Revenues	2017	2016	2015
U.S.	$450,171	$418,411	$469,263
Mexico	125,116	123,885	119,080
Canada	31,993	32,391	33,456
Other foreign countries	114,744	150,658	167,348
Total	$722,024	$725,345	$789,147
	Year Ended December 31,
Geographic Long-lived Assets	2017	2016	2015
U.S.	$113,795	$104,118	$101,001
Mexico	91,414	85,698	82,132
Canada	12,293	13,575	13,868
Other foreign countries	1,795	2,068	2,493
Total	$219,297	$205,459	$199,494
Revenues for the geographic information are attributed to geographic areas based on the destination of the sale.
Long-lived assets include property, plant and equipment.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

22. Quarterly information (unaudited):

	2017
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Net sales	$165,944	$179,140	$183,839	$193,101	$722,024
Gross profit	36,543	39,076	40,969	32,441	149,029
Net income (loss) (a)	10,923	11,223	11,582	(11,283)	22,445
Per share data:
Income per share:
Basic	$0.56	$0.58	$0.59	$(0.58)
Diluted	$0.55	$0.57	$0.58	$(0.58)
	2016
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Net sales	$189,630	$181,888	$186,037	$167,790	$725,345
Gross profit (b)	40,716	36,150	40,540	32,986	150,392
Net income (c)	12,842	12,104	13,643	9,382	47,971
Per share data:
Income per share:
Basic	$0.67	$0.62	$0.70	$0.48
Diluted	$0.66	$0.61	$0.69	$0.47
(a) The three months ended December 31, 2017 include a $17.3 million charge to income taxes for the impacts of the Tax Act.
(b) The three months ended September 30, 2016 include a $0.2 million charge to earnings for restructuring costs, recorded in Other.
(c) The three months ended September 30, 2016 include a $1.5 million charge to selling general and administrative expenses for restructuring costs, recorded in Other.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Principal Executive Officer and Principal Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2017.
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
As of December 31, 2017, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
The Company acquired Novel Ingredients on August 25, 2017 and NutraGenesis on November 3, 2017, both wholly owned subsidiaries, and is in the process of evaluating and integrating these companies into the Company’s existing internal control over financial reporting. The combined revenue of these two companies as a percentage of total revenue is 5% and their combined assets as a percentage of total Company assets is 6%. The Management’s Report on Internal Control Over Financial Reporting included in this Annual Report on Form 10-K excludes Novel Ingredients and NutraGenesis, and the Company will disclose any material changes in its internal controls over financial reporting with respect to Novel Ingredients and NutraGenesis in the Annual Report on Form 10-K for the year ending December 31, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data”.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during or with respect to the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our executive officers appears in "Part 1, Item 1. Business" appearing elsewhere in this Annual Report on Form 10-K. Additional information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following information is provided for our most recently completed fiscal year for certain plans providing compensation in the form of equity securities.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) *	(c)
Equity compensation plans approved by security holders	789,007	$38.42	639,613	* *
Equity compensation plans not approved by security holders	—	$—	—
Total	789,007	$38.42	639,613
 ______________________

*	In column (b), the weighted average exercise price is only applicable to stock options.

**	In column (c), the shares shown are attributable to the 2009 Long Term Incentive Plan.
Additional information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2018 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 1st day of March, 2018.

INNOPHOS HOLDINGS, INC.

By:	/S/ KIM ANN MINK
Kim Ann Mink
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ KIM ANN MINK	Chairman, Chief Executive Officer and President	March 1, 2018
Kim Ann Mink	(Principal Executive Officer)

/S/ HAN KIEFTENBELD	Senior Vice President and Chief Financial Officer	March 1, 2018
Han Kieftenbeld	(Principal Financial Officer)

/S/ CHARLES BRODHEIM	Vice President, Corporate Controller and Chief Accounting Officer	March 1, 2018
Charles Brodheim	(Principal Accounting Officer)

/S/ GARY CAPPELINE	Director	March 1, 2018
Gary Cappeline

/S/ LINDA MYRICK	Director	March 1, 2018
Linda Myrick

/S/ KAREN OSAR	Director	March 1, 2018
Karen Osar

/S/ JOHN STEITZ	Director	March 1, 2018
John Steitz

/S/ PETER THOMAS	Director	March 1, 2018
Peter Thomas

/S/ JAMES ZALLIE	Director	March 1, 2018
James Zallie

/S/ ROBERT ZATTA	Director	March 1, 2018
Robert Zatta

EXHIBIT INDEX

Exhibit No.	Description
3.1
Second Amended and Restated Certificate of Incorporation of Innophos Holdings, Inc. incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

3.2
Amended and Restated By-Laws of Innophos Holdings, Inc. as of February 8, 2018, incorporated by reference to Exhibit 3.1 of the Current report on Form 8-K of Innophos Holdings, Inc. filed February 12, 2018

4.1	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 of Amendment No. 4 to Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006
10.1
Supply Agreement (Sulphuric Acid) dated as of August 13, 2004 between Rhodia, Inc. (now part of Solvay S.A.) and Innophos, Inc. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K of Innophos Holdings, Inc. filed on March 14, 2008

10.2
Amended and Restated Purified Wet Phosphoric Acid Supply Agreement dated as of March 23, 2000 by and between Rhodia, Inc. (assigned to Innophos) and PCS Purified Phosphates (now part of Nutrien), incorporated by reference to Exhibit 10.15 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.3
Amended and Restated Acid Purchase Agreement dated as of March 23, 2000 among Rhodia, Inc. (assigned to Innophos), PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer L.P. (now part of Nutrien), incorporated by reference to Exhibit 10.16 to Amendment No. 4 of Registration Statement 333-129951 on Form S-4 of Innophos, Inc. (filed in redacted form per confidential treatment order) filed February 14, 2006

10.4
Purchase and Sale Agreement of Anhydrous Ammonia dated as of February 15, 2008 , by and between Pemex Petroquimica (assigned to Pemex Fertilizantes), and Innophos Fosfatados De Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.8 of Annual Report on Form 10-K/A of Innophos Holdings, Inc. filed on May 8, 2009

10.5
Assignment, Assumption, and Consent, concerning the Purchase and Sale Agreement of Anhydrous Ammonia, to be effective May 1, 2009, incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K of Innophos Holdings, Inc. filed on February 28, 2011

10.6
Letter Update, dated February 22, 2011, concerning the Purchase and Sale Agreement of Anhydrous Ammonia, incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K of Innophos Holdings, Inc. filed on February 26, 2016

10.7
Sulfur Supply Contract dated as of January 1, 2011 by and Between Pemex Gas Y Petroquimica Basica (assigned to Pemex Transformacion Industrial) and Innophos Fosfatados de Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-K of Innophos Holdings, Inc. filed on February 28, 2011

10.8
Partial Assignment of Rights and Obligations Agreement dated November 1, 2012, by and between Administracion Portuaria Integral de Coatzacoalcos, S.A. de C.V. and Innophos Fosfatados de Mexico, S. de R.L. de C.V (in redacted form per confidential treatment order), incorporated by reference to Exhibit 99.1 to Form 8-K of Innophos Holdings, Inc. filed November 9, 2012

10.9
Addendum to Partial Assignment of Rights and Obligations agreement, dated May 31, 2016, incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K of Innophos Holdings, Inc. filed on February 28, 2017

10.10+
Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan, incorporated by reference to Exhibit 10.28 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

10.11+	Form of 2006 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006
10.12+	Form of 2009 Long-Term Incentive Plan (2009 LTIP), incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed June 4, 2009
10.13+	Form of Award Agreement under the 2009 LTIP, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on April 7, 2017
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
10.16+
Form of Indemnification Agreement, by and among Innophos Holdings, Inc. and certain Directors and Executive Officers, incorporated by reference to Exhibit 99.2 of Form 8-K of Innophos Holdings, Inc. filed January 31, 2007

10.17+
Executive Employment Agreement, dated November 10, 2015, by and between Innophos Holdings, Inc. and Kim Ann Mink, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on November 16, 2015

10.18+*
Executive Employment Agreement, dated April 1,2016, by and between Innophos Holdings, Inc. and Han Kieftenbeld (being filed solely to fix a typographical error included in the agreement previously filed as Exhibit 10.1 of the Current Report on Form 8-K filed by Innophos Holdings, Inc. on April 6, 2016)

10.19+*	Executive Employment Agreement, dated as of October 7, 2016, by and between Innophos Holdings, Inc. and Joshua Horenstein
10.20+*	Change in Control Agreement, dated July 15, 2016, by and between Innophos Holdings, Inc. and Sherry Duff
10.21+
Change in Control Agreement, dated June 1, 2017, by and between Innophos Holdings, Inc. and Amy Hartzell, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Innophos Holdings, Inc. on June 6, 2017

10.22
Credit Agreement, dated December 22, 2016, between the Company and a group of Lenders, including Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K filed by Innophos Holdings, Inc. on December 22, 2016

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