Form 10-Q
period 2018-03-31
Innophos Holdings, Inc.
filed 2018-05-09
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018, the registrant had 19,540,584 shares of common stock outstanding.

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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. The forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about: (1) global macroeconomic conditions and trends; (2) the behavior of financial markets, including fluctuations in foreign currencies, interest rates and turmoil in capital markets; (3) changes in regulatory controls regarding tariffs, duties, taxes and income tax rates; (4) our ability to implement and refine our Vision 2022 growth plan; (5) our ability to successfully identify and complete acquisitions in line with our Vision 2022 growth plan and effectively operate and integrate acquired businesses to realize the anticipated benefits of those acquisitions; (6) our ability to realize expected cost savings and efficiencies from our performance improvement and other optimization initiatives; (7) our ability to effectively compete in our markets, and to successfully develop new and competitive products that appeal to our customers; (8) changes in consumer preferences and demand for our products or a decline in consumer confidence and spending; (9) our ability to benefit from our investments in assets and human capital and the ability to complete projects successfully and on budget; (10) economic, regulatory and political risks associated with our international operations, most notably Mexico and China; (11) volatility and increases in the price of raw materials, energy and transportation, and fluctuations in the quality and availability of raw materials and process aids; (12) the impact of a disruption in our supply chain or our relationship with our suppliers; (13) our ability to comply with, and the costs associated with compliance with, U.S. and foreign environmental protection laws; (14) our ability to meet quality and regulatory standards in the various jurisdictions in which we have operations or conduct business; and (15) other information that is not historical information.
You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.
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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40,722	$28,782
Accounts receivable, net of allowance for doubtful accounts ($751 and $445)	106,675	100,820
Inventories	154,474	145,685
Other current assets	24,672	24,969
Total current assets	326,543	300,256
Property, plant and equipment, net	220,567	219,297
Goodwill	152,700	152,700
Intangibles and other assets, net	109,945	112,916
Total assets	$809,755	$785,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital leases	$4	$4
Accounts payable, trade and other	63,975	70,445
Other current liabilities	37,300	43,084
Total current liabilities	101,279	113,533
Long-term debt and capital leases	345,004	310,005
Other long-term liabilities	27,259	28,072
Total liabilities	$473,542	$451,610
Commitments and contingencies (note 15)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,889,601 and 22,884,588; outstanding 19,536,038 and 19,537,872 shares	20	20
Paid-in capital	138,561	137,617
Common stock held in treasury, at cost (3,353,563 and 3,346,716 shares)	(176,497)	(176,246)
Retained earnings	375,938	374,366
Accumulated other comprehensive loss	(1,809)	(2,198)
Total stockholders' equity	336,213	333,559
Total liabilities and stockholders' equity	$809,755	$785,169

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended
	March 31, 2018	March 31, 2017
Net sales	$205,440	$165,944
Cost of goods sold	163,213	129,401
Gross profit	42,227	36,543
Operating expenses:
Selling, general and administrative	22,520	19,322
Research & development expenses	1,411	830
Total operating expenses	23,931	20,152
Operating income	18,296	16,391
Interest expense, net	2,904	1,353
Foreign exchange loss (gain)	(196)	(57)
Other income (loss), net	(15)	(14)
Income before income taxes	15,603	15,109
Provision for income taxes	4,688	4,186
Net income	$10,915	$10,923
Net income attributable to participating common shareholders	$10,893	$10,873
Per share data (note 3):
Income per participating share:
Basic	$0.56	$0.56
Diluted	$0.55	$0.55
Weighted average participating shares outstanding:
Basic	19,501,346	19,376,258
Diluted	19,711,112	19,694,751

Other comprehensive income (loss), net of tax:
Change in interest rate swaps, (net of tax of $0 and ($56))	$—	$92
Change in pension and post-retirement plans, (net of tax of $243 and ($10))	389	(5)
Other comprehensive income (loss), net of tax	$389	$87
Comprehensive income	$11,304	$11,010

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31, 2018	March 31, 2017
Cash flows used for operating activities
Net income	$10,915	$10,923
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	11,364	9,581
Amortization of deferred financing charges	108	107
Gain on sale of building	—	(153)
Share-based compensation	998	717
Changes in assets and liabilities:
Increase in accounts receivable	(5,841)	(6,748)
Increase in inventories	(8,772)	(9,228)
Decrease (increase) in other current assets	308	(4,194)
Decrease in accounts payable	(6,581)	(5,973)
Decrease in other current liabilities	(5,856)	(3,827)
Changes in other long-term assets and liabilities	(837)	(1,884)
Net cash used for operating activities	(4,194)	(10,679)
Cash flows used for investing activities:
Capital expenditures	(9,399)	(8,553)
Proceeds from sale of building	—	1,028
Net cash used for investing activities	(9,399)	(7,525)
Cash flows provided by (used for) financing activities:
Long-term debt borrowings	40,000	14,000
Long-term debt repayments	(5,000)	(10,000)
Restricted stock forfeitures	(251)	(360)
Dividends paid	(9,380)	(9,349)
Net cash provided by (used for) financing activities	25,369	(5,709)
Effect of foreign exchange rate changes on cash and cash equivalents	164	226
Net change in cash	11,940	(23,687)
Cash and cash equivalents at beginning of period	28,782	53,487
Cash and cash equivalents at end of period	$40,722	$29,800

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2016	19,455	$19	$389,048	$(40,357)	$(1,484)	$347,226
Net income			22,445			22,445
Other comprehensive income, (net of tax $241) (a)					(714)	(714)
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			293			293
Proceeds from stock award exercises and issuances	108	1		(900)		(899)
Share-based compensation				3,823		3,823
Excess tax deficiency from exercise of stock options						—
Restricted stock forfeitures	(25)			(1,195)		(1,195)
Dividends declared			(37,420)			(37,420)
Balance, December 31, 2017	19,538	$20	$374,366	$(38,629)	$(2,198)	$333,559
Net income			10,915			10,915
Other comprehensive loss, (net of tax $243) (a)					389	389
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			(293)			(293)
Effects of adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory			360			360
Proceeds from stock award exercises and issuances	5			(54)		(54)
Share-based compensation				998		998
Restricted stock forfeitures	(7)			(251)		(251)
Dividends declared			(9,410)			(9,410)
Balance, March 31, 2018	19,536	$20	$375,938	$(37,936)	$(1,809)	$336,213
(a) Includes the impact of ASU 2018-02, which transferred those amounts from accumulated other comprehensive income (loss) to retained earnings. See Notes 1 and 17 to the Consolidated Financial Statements.

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial reporting and do not include all disclosures required by US GAAP for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2017 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year-end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2017 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP.
Recently Issued Accounting Standards
Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the FASB approved the deferral of the effective date of this guidance by one year (with an option to early adopt at the original effective date), making it effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or modified retrospective transition method. The Company adopted the standard using the modified retrospective transition method on January 1, 2018. The Company concluded that revenues remain materially unchanged from the prior revenue recognition model and therefore, the adoption of this standard did not have a material impact on its financial position, results of operations and related disclosures. Please see Note 3, "Revenues", for further disclosures.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. This ASU is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted in the first interim period of 2017. The Company adopted this standard as of January 1, 2018 on a modified retrospective basis in this interim period and recorded an immaterial cumulative adjustment to retained earnings.
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
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which requires that only the service cost component of net periodic benefit costs be recorded as compensation cost in the operating expense section of the income statement. All other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of net loss) will be presented in other income (loss), net. This standard update is effective beginning with the first quarter 2018 and must be applied retrospectively. The Company's adoption of this standard did not have a material impact on its financial position, results of operations and related disclosures.
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
In March 2018, the FASB issued ASU 2018-05 associated with the accounting and disclosures around the enactment of the Act and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which the Company has adopted. See Note 14 for the disclosures related to this amended guidance.
Issued but not yet adopted
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

2. Acquisitions
On August 25, 2017, the Company acquired 100% of the outstanding shares of GenNx Novel Holding, Inc. (together with its direct and indirect wholly-owned subsidiaries, "Novel Ingredients"). Novel Ingredients was a privately-held specialty ingredients supplier of botanicals, proteins, amino acids and other healthy ingredients, as well as branded ingredient and custom formulated solutions, headquartered in East Hanover, NJ. The Company made an initial $125 million cash payment, subsequently adjusted lower by $1.3 million for post-closing working capital adjustments, for total consideration of $123.7 million. The acquisition was funded by borrowings under its existing credit facility. The addition of Novel Ingredients grows Innophos' Food, Health, and Nutrition ("FHN") portfolio, expanding its presence in high-growth nutrition end-markets and positioning the Company to more effectively develop innovative ingredient solutions that better serve its customers. Novel Ingredients serves attractive end-markets driven by health and wellness consumer trends such as immune health, sports nutrition, and cognitive health.
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
During the three months ended March 31, 2018, the Company's results of operations included revenues of $33.6 million and a $0.9 million net income attributable to Novel Ingredients and NutraGenesis.
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
The three months ended March 31, 2018 includes non-recurring integration costs of approximately $0.8 million in selling, general and administrative expense.

3. Revenue Recognition

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Based on the results of the analysis performed on the Company's effective contracts as of the initial application, the Company has concluded that revenues are expected to remain substantially unchanged from the previous revenue recognition model, and therefore, the adoption of the new standard does not have a material impact on the Company's financial position, results of operations or related disclosures.

Revenue Recognition

Revenues are recognized when control of goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. Control passes either upon shipment or delivery, depending on the agreed sales terms with customers.

Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduce revenues recognized. The Company believes there will not be significant changes to its estimates of variable consideration.

The Company reports its business in three operating segments: Food, Health, and Nutrition; Industrial Specialties; and Other. The Company has three principal product lines within these operating segments: (i) Specialty Ingredients; (ii) Core Ingredients; and (iii) Co-Products and Other. Revenue recognition is measured on the same basis across these segments, products, markets, and geographic countries, with the performance obligation being the transfer of control of goods at a single point in time.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Quarter Ended March 31, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Products	$114,784	$5,838	$7,617	$19,404	$147,643
Core Ingredients	16,415	2,000	17,643	9,759	45,817
Co-Products & Other	8,707	65	3,208	—	11,980
Total	$139,906	$7,903	$28,468	$29,163	$205,440

	Quarter Ended March 31, 2017
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Products	$81,817	$5,109	$7,636	$17,346	$111,908
Core Ingredients	15,095	2,084	18,613	7,256	43,048
Co-Products & Other	3,813	66	2,305	4,804	10,988
Total	$100,725	$7,259	$28,554	$29,406	$165,944

Revenues for the geographic information are attributed to geographic areas based on the destination of the sale.

The Company's payment terms vary by geography and location of its customer and the products offered. Invoices are generated upon shipment of the goods, with the term between invoicing and when payment is due being insignificant.

Food, Health, and Nutrition and Industrial Specialties

The Food, Health and Nutrition reporting segment, as well as the Industrial Specialties reporting segment, consists of products in the Specialty Ingredients and Core Ingredients product lines.

Specialty Ingredients are the most value adding products in the Company's portfolio. Specialty Ingredients consist of specialty phosphate products, specialty phosphoric acids, including polyphosphoric acid, and a range of other mineral, enzyme and botanical based specialty ingredients. The Company's Specialty Ingredients products have a wide range of applications, such as flavor enhancers in beverages, electrolytes in sports drinks, and excipients in vitamins, minerals, nutritional supplements and pharmaceuticals, among others.

The Company's Core Ingredients product line includes food grade purified phosphoric acid ("PPA"), technical grade PPA, sodium tripolyphosphate ("STPP"), and detergent grade PPA. Food grade PPA can be used to produce phosphate salts and has a variety of applications in food and beverages. Technical grade PPA has applications in water treatment. The Company also sells technical grade PPA in the merchant market to third-party phosphate derivative producers. STPP is a key ingredient in cleaning products, including industrial and institutional cleaners and automatic dishwashing detergents and consumer laundry detergents outside the United States. In addition to its use in cleaning products, STPP is also used in water treatment, clay processing, and copper ore processing. The end use market for STPP is largely derived from consumer product applications. Detergent Grade PPA is a lower grade form of PPA used primarily in the production of STPP.

Other

The Other reporting segment consists of products in the Co-Products and Other product line.

The Company's Co-Products and Other product line includes granular triple super phosphate ("GTSP"), and merchant green phosphoric acid ("MGA"). GTSP is generated at the Company's Coatzacoalcos facility in Mexico as a co-product of its purified wet acid manufacturing process. GTSP is a fertilizer product used throughout Latin America for increasing crop yields in a wide range of agricultural sectors. The Company sells MGA in the merchant market to third party manufacturers of fertilizer products.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Practical Expedients and Exemptions

Management reviewed the practical expedients which a Company may utilize when implementing Topic 606. As such, the Company has applied the practical expedient related to significant financing components and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
4. Earnings per Share (EPS)
The Company accounts for earnings per share in accordance with ASC 260, which requires two calculations of earnings per share ("EPS") to be disclosed: basic EPS and diluted EPS. Under ASC Subtopic 260-10-45, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as the Company's restricted stock, are considered participating securities for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.
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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$10,915	$10,923
Less: earnings attributable to unvested shares	(22)	(50)
Net income available to participating common shareholders	$10,893	$10,873
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,501,346	19,376,258
Dilutive effect of stock equivalents	209,766	318,493
Diluted number of weighted average participating common shares outstanding	19,711,112	19,694,751
Earnings per participating common share:
Earnings per participating common share—Basic	$0.56	$0.56
Earnings per participating common share—Diluted	$0.55	$0.55

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	383,380	347,354

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

5. Dividends
The following is the dividend activity for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
	March 31
	2018	2017
Dividends declared – per share	$0.48	$0.48
Dividends declared – aggregate	9,380	9,349
Dividends paid – per share	0.48	0.48
Dividends paid – aggregate	9,380	9,349

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

6. Stockholders’ Equity / Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	March 31, 2018	March 31, 2017
Stock options	$346	$305
Restricted stock	525	440
Performance shares	127	(28)
Total share-based compensation expense	$998	$717

7. Inventories
Inventories consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$50,583	$48,445
Finished products	90,262	83,634
Spare parts	13,629	13,606
	$154,474	$145,685

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of March 31, 2018 and December 31, 2017 were $14,883 and $16,168, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Other Current Assets
Other current assets consist of the following:

	March 31, 2018	December 31, 2017
Creditable taxes (value added taxes)	$7,141	$7,285
Vendor inventory deposits (prepaid)	10,979	7,807
Prepaid income taxes	3,317	3,394
Prepaid insurance	1,800	2,492
Other	1,435	3,991
	$24,672	$24,969

9. Goodwill

The following table provides a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period (in thousands):

	Food, Health and Nutrition	Industrial Specialties	Other	Total
Balance: January 1, 2018	$129,417	$23,283	$—	$152,700
Add: Goodwill from acquisition	—	—	—	—
Balance: March 31, 2018	$129,417	$23,283	$—	$152,700

10. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2018	December 31, 2017
Developed technology and application patents, net of accumulated amortization of $31,713 for 2018 and $30,716 for 2017	7-20	$14,562	$15,559
Customer relationships, net of accumulated amortization of $23,705 for 2018 and $22,279 for 2017	5-20	71,806	73,232
Trade names and license agreements, net of accumulated amortization of $12,669 for 2018 and $12,023 for 2017	5-20	14,892	15,538
Non-compete agreements, net of accumulated amortization of $1,300 for 2018 and $1,293 for 2017	3-10	33	40
Total intangibles		$101,293	$104,369
Deferred income taxes		$5,058	$5,058
Deferred financing costs, net of accumulated amortization of $4,010 for 2018 and $3,902 for 2017 (see note 12)		1,613	1,721
Other tax assets		—	—
Other assets		1,981	1,768
Total other assets		$8,652	$8,547
		$109,945	$112,916

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

11. Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
Payroll related	$10,248	$15,684
Taxes other than income taxes	1,571	2,804
Benefits and pensions	5,058	7,730
Freight and rebates	6,004	3,937
Income taxes	7,102	4,933
Restructuring and management transition reserve	253	1,719
Other	7,064	6,277
	$37,300	$43,084

12. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	March 31, 2018	December 31, 2017
Revolver borrowings under the credit facility due 2021	$345,000	$310,000
Capital leases	8	9
Total borrowings	$345,008	$310,009
Less current portion of capital leases	4	4
Long-term debt	$345,004	$310,005

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
As of March 31, 2018, $345.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy) with total availability at $103.9 million, taking into account $1.1 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 4.0%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Company to maintain the following consolidated ratios (as defined and calculated according to the credit agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.50 to 1.00.
(b) “Interest Coverage Ratio” greater than or equal to 3.00 to 1.00.

As of March 31, 2018, the Company was in full compliance with all debt covenant requirements.
Based on $345.0 million outstanding borrowings as floating rate debt, an immediate increase of one percentage point would cause an increase to interest expense of approximately $3.5 million per year.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Total interest paid by the Company for all indebtedness for the three months ended March 31, 2018 and March 31, 2017 was $3.1 million and $1.3 million, respectively.

Interest expense, net consists of the following:

	Three months ended
	March 31, 2018	March 31, 2017
Interest expense	$3,096	$1,315
Deferred financing cost	108	107
Interest income	(20)	(9)
Less: amount capitalized for capital projects	(280)	(60)
Total interest expense, net	$2,904	$1,353

13. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	March 31, 2018	December 31, 2017
Deferred income taxes	$2,111	$2,354
Long term portion of U.S. transition tax	12,095	12,095
Pension and post retirement liabilities	9,287	8,886
Restructuring and management transition reserve	—	210
Uncertain tax positions	1,094	1,974
Environmental liabilities	1,100	1,100
Other liabilities	1,572	1,453
	$27,259	$28,072

14. Income Taxes
The effective income tax rate on income before taxes was approximately 30% for the three months ended March 31, 2018 compared to approximately 28% for the comparable period in 2017. The change in the components of the effective tax rate are primarily due to the enactment of the Tax Act and changes in excess tax benefit from stock-based compensation. The reduction in the statutory U.S. Federal corporate tax rate and a change of mix of U.S. to foreign earnings resulted in an 8% decrease in the effective tax rate. This was offset by the incremental U.S. tax on global intangible low-taxed income (“GILTI”) resulting in an increase to the effective tax rate by 4%. Further, the rate increased 5% resulting from a smaller excess tax benefit from stock-based compensation.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 and transitioning U.S. international taxation from a worldwide tax system to a territorial tax system.
Beginning in 2018, the Tax Act includes two new U.S. provisions, namely the GILTI provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. In the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.
The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect to have any material tax

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

impacts of BEAT and therefore has not recorded any related tax impacts in its consolidated financial statements for the period ended March 31, 2018.
On December 22, 2017, the Securities and Exchange Commission issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118 and ASU 2018-05, the Company has recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. As of March 31, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”), changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. Any subsequent adjustment to these amounts will be recorded within the one year measurement period allowed by SAB 118.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2009 through 2015. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $2.4 million during the next twelve months as a result of possible settlements of income tax authority examinations. Other than the items mentioned above, as of March 31, 2018, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $3.4 million and $5.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

15. Commitments and Contingencies
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
Future environmental spending is probable at the Company's site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. The Company has an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of March 31, 2018.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Other Legal Matters
In addition, the Company is a party to legal proceedings and contractual disputes that arise in the ordinary course of its business. Except as to the matters specifically discussed, management believes the likelihood that the ultimate disposition of these matters will have a material adverse effect on the Company's business, results of operations, financial condition and/or cash flows is remote. However, these matters cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on the Company's business, results of operations, financial condition, and/or cash flows.

16. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$36	$36	$—	$34	$34
Interest cost	24	29	53	25	31	56
Expected return on assets	(38)	—	(38)	(35)	—	(35)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(40)	(40)	—	(50)	(50)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(14)	$25	$11	$(10)	$15	$5

Innophos has no minimum contribution requirements and does not plan to make cash contributions for its US defined benefit pension plan in 2018.
Innophos made its entire cash contribution of $3.1 million for the US defined contribution plan during the first quarter of 2018 for the plan year 2017.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended March 31, 2018			For the three months ended March 31, 2017
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$113	$16	$129	$94	$13	$107
Interest cost	132	15	147	127	13	140
Expected return on assets	(205)	—	(205)	(201)	—	(201)
Amortization of
actuarial loss (gain)	48	1	49	43	—	43
prior service cost	13	—	13	27	—	27
net transition obligation	—	6	6	—	6	6
Exchange rate changes	118	(39)	79	(48)	14	(34)
Net periodic cost	$219	$(1)	$218	$42	$46	$88

Innophos Canada, Inc. plans to make cash contributions to its Canadian defined benefit plan of approximately $0.5 million in 2018.

17. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by Component:

For the three months ended March 31, 2018	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2017	$(2,198)	$—	$(2,198)
Other comprehensive income before reclassifications	96	—	96
Amounts reclassified from accumulated other comprehensive income	293	—	293
Net current period other comprehensive income	389	—	389
Balance at March 31, 2018	$(1,809)	$—	$(1,809)

For the three months ended March 31, 2017	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(1,493)	$9	$(1,484)
Other comprehensive (loss) income before reclassifications	(5)	92	87
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive (loss) income	(5)	92	87
Balance at March 31, 2017	$(1,498)	$101	$(1,397)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

18. Restructuring Costs
During 2015, management evaluated several initiatives to improve the overall operating efficiency of the organization. As a result of this evaluation, the Company launched an initiative to reduce its cost structure by implementing various staff reduction actions during the third quarter of 2015.
In addition, during the fourth quarter of 2015, the Company experienced a management transition of certain high-level positions, most notably the Chief Executive Officer and the Chief Financial Officer.
The following table summarizes the fiscal year 2018 activities related to these restructuring initiatives for severance and benefits:

For the three months ended March 31, 2018	Restructuring Costs
Balance at December 31, 2017	$1,929
Expense recorded	—
Payments made	(1,676)
Balance at March 31, 2018	$253

19. Segment Reporting
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
The Company's chief executive officer is the chief operating decision maker and has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition; (2) Industrial Specialties; and (3) Other. These reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company.

For the three months ended March 31, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$126,363	$63,350	$15,727	$205,440
EBITDA	$18,992	$10,093	$786	$29,871
Depreciation and amortization expense	$7,322	$3,736	$306	$11,364

For the three months ended March 31, 2017	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$91,083	$63,672	$11,189	$165,944
EBITDA	$15,624	$9,521	$898	$26,043
Depreciation and amortization expense	$5,722	$3,372	$487	$9,581

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A reconciliation of net income to EBITDA follows:

	Three months ended
	March 31, 2018	March 31, 2017
Net income	$10,915	$10,923
Provision for income taxes	4,688	4,186
Interest expense, net	2,904	1,353
Depreciation and amortization	11,364	9,581
EBITDA	$29,871	$26,043

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Trends and Outlook
The proactive selling price increase program that was implemented in the fourth quarter of 2017 has been effective in offsetting input cost increases in the first quarter. In response to the operating environment continuing to show cost inflation, the Company has taken further price increase actions in its specialty phosphates portfolio to take effect on June 1, 2018.
The Company continues to expect full year 2018 revenue to grow 12% to 14% due to the annualized contributions from acquisitions, favorable growth in the specialty nutrition end-markets served, and stabilization in the legacy business.
Full year GAAP EPS is expected to more than double in 2018. This includes an improvement in 2018 full year EPS of approximately $0.16 per diluted share due to the lower effective tax rate.
The Company expects free cash flow (net cash provided from operating activities plus cash used for capital expenditures) to be similar to prior year with capital cash outflow of approximately $45 million to principally support the strategic value chain repositioning and manufacturing optimization programs.
Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Amount	%	Amount	%
Net sales	$205.4	100.0	$165.9	100.0
Cost of goods sold	163.2	79.5	129.4	78.0
Gross profit	42.2	20.5	36.5	22.0
Operating expenses:
Selling, general and administrative	22.5	11.0	19.3	11.6
Research & development	1.4	0.7	0.8	0.5
Income from operations	18.3	8.9	16.4	9.9
Interest expense, net	2.9	1.4	1.4	0.8
Foreign exchange gain, net	(0.2)	(0.1)	(0.1)	(0.1)
Provision for income taxes	4.7	2.3	4.2	2.5
Net income	$10.9	5.3	$10.9	6.6

Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2018 were $205.4 million, an increase of $39.5 million, or 23.8%, as compared to $165.9 million for the same period in 2017, with prices up 1.5%, and volumes higher by 22.3%, of which 20.2% resulted from acquisitions made in the second half of 2017 and 2.1% resulted from the legacy business. Food, Health and Nutrition (FHN) segment sales were up 38.7%, or $35.3 million, with selling prices higher by 0.5%, or $0.5 million, and volumes higher by 38.2%, or $34.8 million. The 2017 acquisitions contributed $33.6 million, or 36.9%, of the volume growth and the legacy business grew by $1.2 million, or 1.3%. Industrial Specialties sales were down 0.5%, or $0.3 million, with volumes lower by 3.0%, or $1.9 million, but selling prices higher by 2.5%, or $1.6 million. Other sales were higher by 40.6%, or $4.5 million, with volume higher by 37.4%, or $4.1 million, due to additional sales to South American fertilizer markets, and selling prices higher by 3.2%, or $0.4 million.
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
The following table illustrates for the three months ended March 31, 2018 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	0.5%	38.2%	38.7%
Industrial Specialties	2.5%	(3.0)%	(0.5)%
Other	3.2%	37.4%	40.6%
Total	1.5%	22.3%	23.8%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2018 was $42.2 million, an increase of $5.7 million, or 15.6%, as compared to $36.5 million for the same period in 2017. Gross profit as a percentage of net sales decreased to 20.5% for the three months ended March 31, 2018 versus 22.0% for the same period in 2017. Gross profit in 2018 was favorably affected by $10.8 million from higher sales volumes, including sales volumes from the 2017 acquisition companies, and $2.5 million higher selling prices. Gross profit was unfavorably affected in 2018 by $3.6 million of higher manufacturing costs, $2.3 million of higher raw material costs, mainly sulfur, and $1.7 million higher depreciation and intangible amortization expense.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended March 31, 2018 were $23.9 million, an increase of $3.8 million, or 18.9%, as compared to $20.1 million for the same period in 2017. The increase was mainly due to acquisitions included in the current year cost base.
Operating Income
Operating income for the three months ended March 31, 2018 was $18.3 million, an increase of $1.9 million, or 11.6%, as compared to $16.4 million for the same period in 2017. Operating income as a percentage of net sales decreased to 8.9% versus 9.9% for the same period in 2017, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2018 was $2.9 million, an increase of $1.5 million, or 107.1%, as compared to $1.4 million for the same period in 2017. The increase was primarily due to higher market interest rates and a higher average loan balance due from the 2017 acquisitions.

Foreign Exchange
Foreign exchange for the three months ended March 31, 2018 was a gain of $0.2 million as compared to a gain of $0.1 million for the same period in 2017. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was approximately 30% for the three months ended March 31, 2018 compared to approximately 28% for the comparable period in 2017. The change in the components of the effective tax rate are primarily due to the enactment of the U.S. Tax Cuts and Jobs Act and changes in excess tax benefit from stock-based compensation. The reduction in the statutory U.S. Federal corporate tax rate and a change of mix of U.S. to foreign earnings resulted in an 8% decrease in the effective tax rate. This was offset by the incremental U.S. tax on global intangible low-taxed income resulting in an increase to the effective tax rate by 4%. Further, the rate increased 5% resulting from a smaller excess tax benefit from stock-based compensation.
Net Income
Net income for the three months ended March 31, 2018 was $10.9 million, as compared to $10.9 million for the same period in 2017, due to the factors described above.

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition; (2) Industrial Specialties; and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and earnings before interest, taxes, depreciation and amortization, or EBITDA. The following table sets forth the results of these indicators by segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$126,363	$91,083	38.7%
Industrial Specialties	63,350	63,672	(0.5)%
Other	15,727	11,189	40.6%
Total	$205,440	$165,944	23.8%

Segment EBITDA
Food, Health and Nutrition	$18,992	$15,624
Industrial Specialties	10,093	9,521
Other	786	898
Total	$29,871	$26,043

Segment EBITDA % of net sales
Food, Health and Nutrition	15.0%	17.2%
Industrial Specialties	15.9%	15.0%
Other	5.0%	8.0%
Total	14.5%	15.7%

Depreciation and amortization expense
Food, Health and Nutrition	$7,322	$5,722
Industrial Specialties	3,736	3,372
Other	306	487
Total	$11,364	$9,581

A reconciliation of net income to EBITDA follows:

	Three months ended
	March 31, 2018	March 31, 2017
Net income	$10,915	$10,923
Provision for income taxes	4,688	4,186
Interest expense, net	2,904	1,353
Depreciation and amortization	11,364	9,581
EBITDA	$29,871	$26,043

Three months ended March 31, 2018 compared to the three months ended March 31, 2017
Segment Net Sales:
Food, Health and Nutrition net sales increased 38.7% for the three months ended March 31, 2018 compared with the same period in 2017. Volumes increased 38.2% and average selling price increased 0.5%. Food, Health and Nutrition net sales increased by 36.9% due to the inclusion of the results of the 2017 acquisitions.
Industrial Specialties net sales decreased 0.5% for the three months ended March 31, 2018 compared with the same period in 2017. Volumes decreased 3.0%, partially offset by a 2.5% increase in average selling prices.
Other net sales increased 40.6% for the three months ended March 31, 2018 compared with the same period in 2017. Volumes increased 37.4% and average selling prices increased 3.2%.
Segment EBITDA Percentage of Net Sales:

The 220 basis point decrease in Food, Health and Nutrition EBITDA margins for the three months ended March 31, 2018 compared with the same period in 2017 is due to the 2017 acquisitions which decreased margins by 230 basis points, increased raw material costs, mainly sulfur, which decreased margins by 150 basis points, lower sales volume/mix which decreased margins by 20 basis points, and higher operating costs which decreased margins by 20 basis points. This decrease was partially offset by lower manufacturing costs which increased margins by 150 basis points, higher average selling prices which increased margins by 40 basis points, and the change in translation which increased margins by 10 basis points.

The 90 basis point increase in Industrial Specialties EBITDA margins for the three months ended March 31, 2018 compared with the same period in 2017 is due to higher average selling prices which increased margins by 210 basis points, higher sales volume/mix which increased margins by 160 basis points, and lower operating costs which increased margins by 70 basis points. This increase was partially offset by higher manufacturing costs which decreased margins 200 basis points and higher raw material costs, mainly sulfur, which decreased margins by 150 basis points.

The 300 basis point decrease in Other EBITDA margins for the three months ended March 31, 2018 compared with the same period in 2017 is due to higher manufacturing costs which decreased margins 2,020 basis points. This decrease was partially offset by higher sales volume/mix which increased margins by 1,010 basis points, lower operating costs which increased margins 330 basis points, higher selling prices which increased margins 290 basis points, the change in translation which increased margins by 50 basis points, and lower raw material costs which increased margins by 40 basis points.

Liquidity and Capital Resources
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Three months ended
	March 31, 2018	March 31, 2017
Operating Activities	$(4.2)	$(10.7)
Investing Activities	(9.4)	(7.5)
Financing Activities	25.4	(5.7)
Effect of foreign exchange rate changes	0.2	0.2

Three months ended March 31, 2018 compared to three months ended March 31, 2017
Net cash used by operating activities was $4.2 million for the three months ended March 31, 2018 compared to a use of $10.7 million for 2017, an increase in cash of $6.5 million. The increase in operating activities cash resulted from favorable changes of $3.2 million in working capital, $2.2 million non-cash adjustments to income and a favorable change of $1.1 million in other long term assets and liabilities.

The change in working capital is derived from it being a use of cash of $26.8 million in 2018 compared to a use of $30.0 million in 2017, an increase in cash of $3.2 million. The change in working capital was due to favorable changes in other current assets of $4.5 million, primarily due to timing of vendor prepayments, accounts receivable of $0.9 million, and inventory of $0.4 million. These favorable effects were partially offset by unfavorable changes in other current liabilities of $2.0 million and accounts payable of $0.6 million.
Net cash used for investing activities was $9.4 million for the three months ended March 31, 2018, compared to $7.5 million for 2017, a decrease in cash of $1.9 million. The change was due to $1.0 million cash received from the sale of an administrative building in 2017 and a $0.9 million increase in capital spending.
Approximately 40% of the 2018 capital spending was for strategic growth initiatives and the remaining 60% was for plant maintenance projects. Our expectation for 2018 capital expenditures is approximately $45 million due to additional requirements to support strategic manufacturing initiatives, along with continuous improvement in our plants.
Net cash from financing activities for the three months ended March 31, 2018 was $25.4 million, compared to a use of $5.7 million in 2017, an increase in cash of $31.1 million. This increase in cash was largely due to increased loan borrowings for seasonal working capital needs which were primarily funded with cash on hand in the first quarter of 2017.
The Company may from time to time seek to acquire or otherwise retire outstanding debt through privately negotiated transactions, exchanges or otherwise. Debt repurchases or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material.
During the three months ended March 31, 2018, the Company spent $1.7 million related to restructuring activities initiated during the third quarter of 2015, and anticipates spending $0.3 million within the next twelve months.

On March 31, 2018, the Company had cash and cash equivalents outside the United States of $33.5 million, or 82% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. The Company's current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay additional taxes, such as withholding taxes, to repatriate these funds.

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

Critical Accounting Estimates and Policies
There have been no material changes from the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

At March 31, 2018, we had a $450.0 million revolving credit facility, of which $345.0 million of variable-rate debt was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $103.9 million, taking into account $1.1 million in face amount of letters of credit issued under the sub-facility.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue, but presently do not, use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $345.0 million outstanding borrowings as floating rate debt, an immediate increase of one percentage point would cause an increase to interest expense of approximately $3.5 million per year.
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
Our principal source of exchange rate exposure in our foreign operations consists of expenses, such as labor expenses, which are denominated in the foreign currency of the country in which we operate. A decline in the value of the US Dollar relative to the local currency would generally cause our operational expenses (particularly labor costs) to increase (conversely, a decline in the value of the foreign currency relative to the US Dollar would cause these expenses to decrease). We believe that normal exchange rate fluctuations consistent with recent historical trends would have a modest impact on our expenses, and would not materially affect our financial condition or results of operations. Nearly all of our sales are denominated in US Dollars and our exchange rate exposure in terms of sales revenues is minimal. However, the strength or weakness of the U.S. Dollar versus other currencies can affect our competitiveness in the United States and export markets.
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
Disclosure Control and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company's consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.
As of March 31, 2018, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
The Company acquired Novel Ingredients on August 25, 2017 and NutraGenesis on November 3, 2017, both wholly owned subsidiaries, and is in the process of evaluating and integrating these companies into the Company’s existing internal controls over financial reporting. The Management’s Report on Internal Control Over Financial Reporting to be included in the Annual Report on Form 10-K for the year ending December 31, 2018 will include Novel Ingredients and NutraGenesis, and the Company will disclose any material changes in its internal controls over financial reporting with respect to Novel Ingredients and NutraGenesis in future interim quarters and in the Annual Report on Form 10-K for the year ending December 31, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Note 15 of Notes to Consolidated Condensed Financial Statements in “Part I, Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not have any share repurchases on the open market during the first quarter of 2018. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. In the first quarter of 2018, the Company reacquired an aggregate of 6,188 shares at a price of $40.21 per share in connection with the surrender of restricted shares by employees for tax purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 9, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated May 9, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated May 9, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated May 9, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	May 9, 2018

INNOPHOS HOLDINGS, INC.

/s/ Han Kieftenbeld
By:	Han Kieftenbeld
Its:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 9, 2018

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated May 9, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated May 9, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated May 9, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated May 9, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933, as amended.