Form 10-Q
period 2018-06-30
Innophos Holdings, Inc.
filed 2018-07-31
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2018, the registrant had 19,608,494 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,272	$28,782
Accounts receivable, net of allowance for doubtful accounts ($562 and $445)	108,935	100,820
Inventories	158,908	145,685
Other current assets	29,502	24,969
Total current assets	309,617	300,256
Property, plant and equipment, net	232,461	219,297
Goodwill	152,767	152,700
Intangibles and other assets, net	106,307	112,916
Total assets	$801,152	$785,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital leases	$4	$4
Accounts payable, trade and other	70,315	70,445
Other current liabilities	42,196	43,084
Total current liabilities	112,515	113,533
Long-term debt and capital leases	330,003	310,005
Other long-term liabilities	23,664	28,072
Total liabilities	$466,182	$451,610
Commitments and contingencies (note 15)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,959,663 and 22,884,588; outstanding 19,606,100 and 19,537,872 shares	20	20
Paid-in capital	140,403	137,617
Common stock held in treasury, at cost (3,353,563 and 3,346,716 shares)	(176,497)	(176,246)
Retained earnings	372,759	374,366
Accumulated other comprehensive loss	(1,715)	(2,198)
Total stockholders' equity	334,970	333,559
Total liabilities and stockholders' equity	$801,152	$785,169

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$206,725	$179,140	$412,165	$345,084
Cost of goods sold	170,340	140,064	333,553	269,465
Gross profit	36,385	39,076	78,612	75,619
Operating expenses:
Selling, general and administrative	22,503	19,881	45,023	39,203
Research & development expenses	1,338	818	2,749	1,648
Total operating expenses	23,841	20,699	47,772	40,851
Operating income	12,544	18,377	30,840	34,768
Interest expense, net	3,198	1,452	6,102	2,805
Foreign exchange loss (gain)	1,136	(78)	940	(135)
Other income (loss), net	(13)	(14)	(28)	(28)
Income before income taxes	8,223	17,017	23,826	32,126
Provision for income taxes	1,977	5,794	6,665	9,980
Net income	$6,246	$11,223	$17,161	$22,146
Net income attributable to participating common shareholders	$6,213	$11,154	$17,106	$22,027
Per share data (note 3):
Income per participating share:
Basic	$0.32	$0.58	$0.88	$1.14
Diluted	$0.31	$0.57	$0.87	$1.12
Weighted average participating shares outstanding:
Basic	19,505,877	19,396,531	19,503,755	19,386,533
Diluted	19,818,883	19,692,690	19,765,971	19,693,682

Other comprehensive income (loss), net of tax:
Change in interest rate swaps, (net of tax of $0, $3, $0, and ($53))	$—	$(5)	$—	$87
Change in pension and post-retirement plans, (net of tax of ($30), $58, $213, and $68)	94	(147)	483	(152)
Other comprehensive income (loss), net of tax	$94	$(152)	$483	$(65)
Comprehensive income	$6,340	$11,071	$17,644	$22,081

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30, 2018	June 30, 2017
Cash flows provided by operating activities
Net income	$17,161	$22,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,453	19,131
Amortization of deferred financing charges	215	215
Deferred income tax provision (benefit)	97	14
Gain on sale of building	—	(153)
Share-based compensation	2,992	2,285
Changes in assets and liabilities:
Increase in accounts receivable	(8,110)	(7,797)
(Increase) decrease in inventories	(13,136)	1,650
Increase in other current assets	(4,481)	(5,975)
Decrease in accounts payable	(141)	(6,389)
Decrease in other current liabilities	(718)	(2,688)
Changes in other long-term assets and liabilities	(4,224)	(3,083)
Net cash provided by operating activities	12,108	19,356
Cash flows used for investing activities:
Capital expenditures	(29,026)	(16,077)
Proceeds from sale of building	—	1,028
Net cash used for investing activities	(29,026)	(15,049)
Cash flows provided by (used for) financing activities:
Long-term debt borrowings	61,000	14,000
Long-term debt repayments	(41,000)	(19,000)
Restricted stock forfeitures	(251)	(738)
Dividends paid	(18,782)	(18,722)
Net cash provided by (used for) financing activities	967	(24,460)
Effect of foreign exchange rate changes on cash and cash equivalents	(559)	162
Net change in cash	(16,510)	(19,991)
Cash and cash equivalents at beginning of period	28,782	53,487
Cash and cash equivalents at end of period	$12,272	$33,496

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2016	19,455	$19	$389,048	$(40,357)	$(1,484)	$347,226
Net income			22,445			22,445
Other comprehensive income, (net of tax $241) (a)					(714)	(714)
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			293			293
Proceeds from stock award exercises and issuances	108	1		(900)		(899)
Share-based compensation				3,823		3,823
Excess tax deficiency from exercise of stock options						—
Restricted stock forfeitures	(25)			(1,195)		(1,195)
Dividends declared			(37,420)			(37,420)
Balance, December 31, 2017	19,538	$20	$374,366	$(38,629)	$(2,198)	$333,559
Net income			17,161			17,161
Other comprehensive loss, (net of tax $213) (a)					483	483
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			(293)			(293)
Effects of adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory			360			360
Proceeds from stock award exercises and issuances	75			(206)		(206)
Share-based compensation				2,992		2,992
Restricted stock forfeitures	(7)			(251)		(251)
Dividends declared			(18,835)			(18,835)
Balance, June 30, 2018	19,606	$20	$372,759	$(36,094)	$(1,715)	$334,970
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos have been prepared in accordance with generally accepted accounting principles in the United States of America, or US GAAP, for interim financial reporting and do not include all disclosures required by US GAAP for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2017 and for the three years then ended.
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
Recently Issued Accounting Standards
Adopted
In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the FASB approved the deferral of the effective date of this guidance by one year (with an option to early adopt at the original effective date), making it effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or modified retrospective transition method. The Company adopted the standard using the modified retrospective transition method on January 1, 2018. The Company concluded that revenues remain materially unchanged from the prior revenue recognition model and therefore, the adoption of this standard did not have a material impact on its financial position, results of operations and related disclosures. Please see Note 3, "Revenue Recognition", for further disclosures.
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

2. Acquisitions
On August 25, 2017, the Company acquired 100% of the outstanding shares of GenNx Novel Holding, Inc. (together with its direct and indirect wholly-owned subsidiaries, "Novel Ingredients"). Novel Ingredients was a privately-held specialty ingredients supplier of botanicals, proteins, amino acids and other healthy ingredients, as well as branded ingredient and custom formulated solutions, headquartered in East Hanover, NJ. The Company made an initial $125 million cash payment, subsequently adjusted lower by $1.3 million for post-closing working capital adjustments, for total consideration of $123.7 million. The acquisition was funded by borrowings under its existing credit facility. The addition of Novel Ingredients grows Innophos' Food, Health, and Nutrition, or FHN, portfolio, expanding its presence in high-growth nutrition end-markets and positioning the Company to more effectively develop innovative ingredient solutions that better serve its customers. Novel Ingredients serves attractive end-markets driven by health and wellness consumer trends such as immune health, sports nutrition, and cognitive health.
On November 3, 2017, the Company acquired 100% of the outstanding equity interests of NutraGenesis LLC, Icon Group LLC, and Tradeworks Group, Inc. (collectively referred to as "NutraGenesis"). NutraGenesis was a privately-held Vermont-based marketer of proprietary, branded and science-backed nutraceutical ingredients. The Company made a $27.4 million cash payment, subsequently adjusted lower by $0.1 million for post-closing working capital adjustments, for total consideration of $27.3 million. The acquisition was funded by borrowings under its existing credit facility. NutraGenesis is highly complementary to the Novel Ingredients acquisition and the Company's branded ingredients portfolio. NutraGenesis serves attractive high-growth end-markets, including stress reduction, weight management, joint health, brain health and metabolic wellness, that are driven by health and wellness consumer trends.
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition and will be included in the Food, Health and Nutrition operating segment. The goodwill of $68.4 million arising from the acquisitions consists of expected revenue and cost synergies, operational know-how, and acquired workforce. Approximately $24.0 million of the goodwill is deductible for U.S. income tax purposes.
The following table summarizes the fair value of the assets acquired and liabilities assumed (in thousands):

	Novel Ingredients	NutraGenesis
Cash	$105	$82
Accounts receivable, net of allowances of $511 and $0 for Novel Ingredients and NutraGenesis, respectively	11,255	850
Inventory, including fair value adjustment of $4,300 for Novel Ingredients	23,121	—
Other current assets	1,655	638
Property, plant and equipment	4,261	—
Other non-current assets	187	—
Goodwill	54,008	14,387
Intangible assets	52,900	13,699
Accounts payable	(14,726)	(793)
Accrued expenses	(3,910)	(524)
Deferred income taxes	(5,067)	(151)
Customer Deposits	—	(875)
Total	$123,789	$27,313
Novel Ingredients has Net Operating Loss, or NOL, carryforwards of $16.4 million that are expected to be utilized in future periods.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

3. Revenue Recognition

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Based on the results of the analysis performed on the Company's effective contracts as of the initial application, the Company has concluded that revenues are expected to remain substantially unchanged from the previous revenue recognition model, and therefore, the adoption of the new standard did not have a material impact on the Company's financial position, results of operations or related disclosures.
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

	Three months ended June 30, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$112,614	$6,441	$9,101	$20,425	$148,581
Core Ingredients	12,274	2,244	22,339	9,456	46,313
Co-Products & Other	5,488	68	5,849	426	11,831
Total	$130,376	$8,753	$37,289	$30,307	$206,725

	Three months ended June 30, 2017
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$84,385	$5,869	$8,172	$19,972	$118,398
Core Ingredients	14,806	1,937	18,989	5,573	41,305
Co-Products & Other	9,150	84	2,319	7,884	19,437
Total	$108,341	$7,890	$29,480	$33,429	$179,140

	Six months ended June 30, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$227,398	$12,279	$16,718	$39,829	$296,224
Core Ingredients	28,689	4,244	39,982	19,214	92,129
Co-Products & Other	14,195	133	9,057	427	23,812
Total	$270,282	$16,656	$65,757	$59,470	$412,165

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Six months ended June 30, 2017
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$166,202	$10,978	$15,808	$37,318	$230,306
Core Ingredients	29,902	4,021	37,602	12,829	84,354
Co-Products & Other	12,962	150	4,624	12,688	30,424
Total	$209,066	$15,149	$58,034	$62,835	$345,084

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
Specialty Ingredients are the most value adding products in our portfolio. Specialty Ingredients consist of specialty phosphate products, specialty phosphoric acids, including polyphosphoric acid, and a range of other mineral, enzyme and botanical based specialty ingredients. The Company's Specialty Ingredients products have a wide range of applications, including:

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
Each product typically has a number of different applications and end uses. For example, the Company's dicalcium phosphate product can be used as an excipient for pharmaceutical and dietary supplements, a leavening agent in bakery products and as an abrasive in oral care products. The Company often works directly with customers to tailor products to their required specifications for their finished product application.
The Company's Core Ingredients product line includes food grade purified phosphoric acid, or PPA, technical grade PPA, sodium tripolyphosphate, or STPP, and detergent grade PPA. Food grade PPA can be used to produce phosphate salts and has a variety of applications in food and beverages. Technical grade PPA has applications in water treatment. The Company also sells technical grade PPA in the merchant market to third-party phosphate derivative producers. STPP is a key ingredient in cleaning products, including industrial and institutional cleaners and automatic dishwashing detergents and consumer laundry detergents outside the United States. In addition to its use in cleaning products, STPP is also used in water treatment, clay processing, and copper ore processing. The end use market for STPP is largely derived from consumer product applications. Detergent Grade PPA is a lower grade form of PPA used primarily in the production of STPP.
Other
The Other reporting segment consists of products in the Co-Products and Other product line.
The Company's Co-Products and Other product line includes granular triple super phosphate, or GTSP, and merchant green phosphoric acid, or MGA. GTSP is generated at the Company's Coatzacoalcos facility in Mexico as a co-product of its purified wet acid manufacturing process. GTSP is a fertilizer product used throughout Latin America for increasing crop yields in a wide range of agricultural sectors. The Company sells MGA in the merchant market to third party manufacturers of fertilizer products.

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

4. Earnings per Share (EPS)
The Company accounts for earnings per share in accordance with ASC 260, which requires two calculations of earnings per share, or EPS, to be disclosed: basic EPS and diluted EPS. Under ASC Subtopic 260-10-45, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as the Company's restricted stock, are considered participating securities for purposes of calculating EPS. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.
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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$6,246	$11,223	$17,161	$22,146
Less: earnings attributable to unvested shares	(33)	(69)	(55)	(119)
Net income available to participating common shareholders	$6,213	$11,154	$17,106	$22,027
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,505,877	19,396,531	19,503,755	19,386,533
Dilutive effect of stock equivalents	313,006	296,159	262,216	307,149
Diluted number of weighted average participating common shares outstanding	19,818,883	19,692,690	19,765,971	19,693,682
Earnings per participating common share:
Earnings per participating common share—Basic	$0.32	$0.58	$0.88	$1.14
Earnings per participating common share—Diluted	$0.31	$0.57	$0.87	$1.12

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	468,773	463,396	519,563	452,406

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

5. Dividends
The following is the dividend activity for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Dividends declared – per share	$0.48	$0.48	$0.96	$0.96
Dividends declared – aggregate	9,402	9,373	18,782	18,722
Dividends paid – per share	0.48	0.48	0.96	0.96
Dividends paid – aggregate	9,402	9,373	18,782	18,722

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

6. Stockholders’ Equity / Stock-Based Compensation
Restricted Stock
In April 2018, there were a total of 47,609 restricted shares granted to certain employees with an aggregate fair value of $1.8 million. These awards are classified as equity awards and vest annually over three years. The related compensation expense is based on the date of grant share price of $39.28. The compensation expense is amortized on a straight-line basis over the requisite vesting period and accelerated for those employees that are retirement eligible during the vesting period.
Stock Options
In April 2018, the Company granted a total of 196,198 non-qualified stock options at exercise price of $39.28, to certain employees with an aggregate fair value of $1.4 million. The non-qualified stock options vest annually over three years with April 3, 2028 expiration date.
The fair values of the options granted in 2018 were determined using the Black-Scholes option-pricing model. The blended assumptions used in the Black-Scholes option-pricing model were as follows for the April 2, 2018 grant:

Non-qualified stock options
Expected Volatility	29.7%
Dividend Yield	4.6%
Risk-free interest rate	2.61%
Expected term (years)	6.3
Weighted average grant date fair value of stock options	$7.28
For the 2018 grant, the expected volatility and the expected term are based on the Company's historical data. The dividend yield is the expected annual dividend payments divided by the average stock price since announcement of the latest dividend change up to the date of grant. The risk-free interest rates are derived from the U.S. Treasury securities in effect on the date of grant whose maturity period equals the options expected term. The Company applies an expected forfeiture rate to stock-based compensation expense. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As actual forfeitures become known, stock-based compensation expense is adjusted accordingly.
Performance Share Awards
In April 2018, the Company granted 35,702 performance shares to certain employees with an aggregate fair value of $1.4 million. The performance shares vest at the end of the three year performance cycle and the number of shares distributable

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to declared dividends will accrue on the performance shares and will vest over the same period.
Stock Grants
In May 2018, the six non-employee members of the Board of Directors were granted a combined total of 11,736 shares of the Company's common stock with an aggregated fair value of approximately $0.6 million which immediately vested as part of their director fees.
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Stock options	$538	$299	$884	$604
Restricted stock	755	472	1,280	912
Performance shares	122	167	249	139
Stock grants	579	630	579	630
Total share-based compensation expense	$1,994	$1,568	$2,992	$2,285

7. Inventories
Inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials	$53,171	$48,445
Finished products	92,337	83,634
Spare parts	13,400	13,606
	$158,908	$145,685

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of June 30, 2018 and December 31, 2017 were $13,870 and $16,168, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Other Current Assets
Other current assets consist of the following:

	June 30, 2018	December 31, 2017
Creditable taxes (value added taxes)	$8,001	$7,285
Vendor inventory deposits (prepaid)	14,573	7,807
Prepaid income taxes	4,535	3,394
Prepaid insurance	835	2,492
Other	1,558	3,991
	$29,502	$24,969

9. Goodwill

The following table provides a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period (in thousands):

	Food, Health and Nutrition	Industrial Specialties	Other	Total
Balance: January 1, 2018	$129,417	$23,283	$—	$152,700
Add: Goodwill from acquisition	67	—	—	67
Balance: June 30, 2018	$129,484	$23,283	$—	$152,767

10. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2018	December 31, 2017
Developed technology and application patents, net of accumulated amortization of $32,710 for 2018 and $30,716 for 2017	7-20	$13,565	$15,559
Customer relationships, net of accumulated amortization of $25,148 for 2018 and $22,279 for 2017	5-20	70,363	73,232
Trade names and license agreements, net of accumulated amortization of $13,315 for 2018 and $12,023 for 2017	5-20	14,246	15,538
Non-compete agreements, net of accumulated amortization of $1,306 for 2018 and $1,293 for 2017	3-10	27	40
Total intangibles, net		$98,201	$104,369
Deferred income taxes		$4,751	$5,058
Deferred financing costs, net of accumulated amortization of $4,117 for 2018 and $3,902 for 2017 (see note 12)		1,506	1,721
Other assets		1,849	1,768
Total other assets, net		$8,106	$8,547
		$106,307	$112,916

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

11. Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
Payroll related	$12,581	$15,684
Taxes other than income taxes	1,783	2,804
Benefits and pensions	5,037	7,730
Freight and rebates	8,728	3,937
Income taxes	3,632	4,933
Restructuring and management transition reserve	217	1,719
Other	10,218	6,277
	$42,196	$43,084

12. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	June 30, 2018	December 31, 2017
Revolver borrowings under the credit facility due 2021	$330,000	$310,000
Capital leases	7	9
Total borrowings	$330,007	$310,009
Less current portion of capital leases	4	4
Long-term debt	$330,003	$310,005

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
As of June 30, 2018, $330.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy) with total availability at $118.9 million, taking into account $1.1 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 4.2%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Company to maintain the following consolidated ratios (as defined and calculated according to the credit agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.50 to 1.00.
(b) “Interest Coverage Ratio” greater than or equal to 3.00 to 1.00.

As of June 30, 2018, the Company was in full compliance with all debt covenant requirements.
Based on $330.0 million outstanding borrowings as floating rate debt, an immediate increase of one percentage point would cause an increase to interest expense of approximately $3.3 million per year.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Total interest paid by the Company for all indebtedness for the six months ended June 30, 2018 and June 30, 2017 was $6.8 million and $2.7 million, respectively.

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest expense	$3,482	$1,450	$6,578	$2,765
Deferred financing cost	107	108	215	215
Interest income	(12)	(11)	(32)	(20)
Less: amount capitalized for capital projects	(379)	(95)	(659)	(155)
Total interest expense, net	$3,198	$1,452	$6,102	$2,805

13. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	June 30, 2018	December 31, 2017
Deferred income taxes	$1,236	$2,354
Long term portion of U.S. transition tax	11,043	12,095
Pension and post retirement liabilities	9,088	8,886
Restructuring and management transition reserve	—	210
Uncertain tax positions	320	1,974
Environmental liabilities	1,100	1,100
Other liabilities	877	1,453
	$23,664	$28,072

14. Income Taxes
The effective income tax rate on income before taxes was approximately 28% for the six months ended June 30, 2018 compared to approximately 31% for the comparable period in 2017. The change in the components of the effective tax rate is primarily due to the enactment of the Tax Cuts and Jobs Act, or Tax Act, and changes in excess tax benefit from stock-based compensation. The reduction in the statutory U.S. Federal corporate tax rate and a change of mix of U.S. to foreign earnings resulted in an 5% net decrease in the effective tax rate. In addition, the settlement of state income tax examinations resulted in a 3% decrease in the effective tax rate. The decreases in the effective tax rate were offset by the incremental U.S. tax on global intangible low-taxed income, or GILTI, resulting in an increase to the effective tax rate by 3%. Further, the rate increased 2% resulting from a smaller excess tax benefit from stock-based compensation.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 and transitioning U.S. international taxation from a worldwide tax system to a territorial tax system.
Beginning in 2018, the Tax Act includes two new U.S. provisions, namely the GILTI provisions and the base-erosion and anti-abuse tax, or BEAT, provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to treat any potential GILTI inclusions as a period cost during 2018.
The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

corporations, and impose a minimum tax if greater than regular tax. The Company does not expect to have any material tax impacts of BEAT and therefore has not recorded any related tax impacts in its consolidated financial statements for the period ended June 30, 2018.
On December 22, 2017, the Securities and Exchange Commission issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118 and ASU 2018-05, the Company has recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. As of June 30, 2018, the Company has not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service, or IRS, changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Act. Any subsequent adjustment to these amounts will be recorded within the one year measurement period allowed by SAB 118.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2012 through 2015. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. During the quarter ended June 30, 2018, the Company decreased $1.9 million of liability for unrecognized tax benefits resulting from a $1.1 million settlement of state income tax examinations and released $0.8 million. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.5 million during the next twelve months as a result of possible settlements of income tax authority examinations. Other than the items mentioned above, as of June 30, 2018, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $12.8 million and $11.4 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

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
Future environmental spending is probable at the Company's site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. The Company has an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of June 30, 2018.

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

16. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$37	$37	$—	$33	$33
Interest cost	23	29	52	26	30	56
Expected return on assets	(37)	—	(37)	(35)	—	(35)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(40)	(40)	—	(49)	(49)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(14)	$26	$12	$(9)	$14	$5

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$73	$73	$—	$67	$67
Interest cost	47	58	105	51	61	112
Expected return on assets	(75)	—	(75)	(70)	—	(70)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(80)	(80)	—	(99)	(99)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(28)	$51	$23	$(19)	$29	$10
Innophos has no minimum contribution requirements and does not plan to make cash contributions for its US defined benefit pension plan in 2018.
Innophos made its entire cash contribution of $3.1 million for the US defined contribution plan during the first quarter of 2018 for the plan year 2017.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended June 30, 2018			For the three months ended June 30, 2017
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$109	$16	$125	$93	$12	$105
Interest cost	129	14	143	125	14	139
Expected return on assets	(198)	—	(198)	(199)	—	(199)
Amortization of
actuarial loss (gain)	47	1	48	43	—	43
prior service cost	13	—	13	26	—	26
net transition obligation	—	6	6	—	5	5
Exchange rate changes	100	(34)	66	(98)	31	(67)
Net periodic cost	$200	$3	$203	$(10)	$62	$52

	For the six months ended June 30, 2018			For the six months ended June 30, 2017
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$222	$32	$254	$187	$25	$212
Interest cost	261	29	290	252	27	279
Expected return on assets	(403)	—	(403)	(400)	—	(400)
Amortization of
actuarial loss (gain)	95	2	97	86	—	86
prior service cost	26	—	26	53	—	53
net transition obligation	—	12	12	—	11	11
Exchange rate changes	218	(73)	145	(146)	45	(101)
Net periodic cost	$419	$2	$421	$32	$108	$140
Innophos Canada, Inc. plans to make cash contributions to its Canadian defined benefit plan of approximately $0.5 million in 2018.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

17. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by Component:

For the three months ended June 30, 2018	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2018	$(1,809)	$—	$(1,809)
Other comprehensive income before reclassifications	94	—	94
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	94	—	94
Balance at June 30, 2018	$(1,715)	$—	$(1,715)

For the three months ended June 30, 2017	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2017	$(1,498)	$101	$(1,397)
Other comprehensive loss before reclassifications	(147)	(5)	(152)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(147)	(5)	(152)
Balance at June 30, 2017	$(1,645)	$96	$(1,549)

For the six months ended June 30, 2018	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2017	$(2,198)	$—	$(2,198)
Other comprehensive income before reclassifications	190	—	190
Amounts reclassified from accumulated other comprehensive income	293	—	293
Net current period other comprehensive income	483	—	483
Balance at June 30, 2018	$(1,715)	$—	$(1,715)

For the six months ended June 30, 2017	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(1,493)	$9	$(1,484)
Other comprehensive (loss) income before reclassifications	(152)	87	(65)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive (loss) income	(152)	87	(65)
Balance at June 30, 2017	$(1,645)	$96	$(1,549)

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
The following table summarizes the fiscal year 2018 activities related to these restructuring initiatives for severance and benefits:

For the three months ended June 30, 2018	Restructuring Costs
Balance at March 31, 2018	$253
Expense recorded	—
Payments made	(36)
Balance at June 30, 2018	$217

For the six months ended June 30, 2018	Restructuring Costs
Balance at December 31, 2017	$1,929
Expense recorded	—
Payments made	(1,712)
Balance at June 30, 2018	$217

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended June 30, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$125,664	$66,751	$14,310	$206,725
EBITDA	$14,939	$7,794	$(223)	$22,510
Depreciation and amortization expense	$7,213	$3,368	$508	$11,089

For the three months ended June 30, 2017	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$92,198	$67,368	$19,574	$179,140
EBITDA	$17,032	$8,654	$2,333	$28,019
Depreciation and amortization expense	$5,498	$3,486	$566	$9,550

For the six months ended June 30, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$252,027	$130,101	$30,037	$412,165
EBITDA	$33,931	$17,886	$564	$52,381
Depreciation and amortization expense	$14,535	$7,104	$814	$22,453

For the six months ended June 30, 2017	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$183,281	$131,040	$30,763	$345,084
EBITDA	$32,656	$18,175	$3,231	$54,062
Depreciation and amortization expense	$11,220	$6,858	$1,053	$19,131
A reconciliation of net income to EBITDA follows:

	Three months ended
	June 30, 2018	June 30, 2017
Net income	$6,246	$11,223
Provision for income taxes	1,977	5,794
Interest expense, net	3,198	1,452
Depreciation and amortization	11,089	9,550
EBITDA	$22,510	$28,019

	Six months ended
	June 30, 2018	June 30, 2017
Net income	$17,161	$22,146
Provision for income taxes	6,665	9,980
Interest expense, net	6,102	2,805
Depreciation and amortization	22,453	19,131
EBITDA	$52,381	$54,062

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Trends and Outlook
The Company is reiterating its revenue guidance for full year 2018 with revenue to grow 12% to 14% compared to 2017.
Overall market conditions and the competitive landscape are expected to be similar in H2 compared with H1 of this year.
During the first half of the year, selling price increases have been effective in offsetting input cost increases. In response to the operating environment continuing to show cost inflation, the Company has continued to take further price increase actions.
The impact from specific value chain transition charges will lower 2018 earnings expectations as these transition costs will be incurred ahead of the $20 million accruing to earnings.
The Company anticipates the effective tax rate to operate in the 28-30% range given the geographical mix in earnings.
Free cash flow (net cash provided from operating activities plus cash used for capital expenditures) is expected to modestly decrease versus prior year, principally to support the strategic value chain repositioning and manufacturing optimization program.
The Company continues to diligently work through the multi-faceted value chain repositioning and manufacturing optimization program and expects full benefits to materialize in H2 2019. The program is estimated to deliver EPS improvement of 10% by the end of 2019.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	June 30, 2018		June 30, 2017
	Amount	%	Amount	%
Net sales	$206.7	100.0	$179.1	100.0
Cost of goods sold	170.3	82.4	140.0	78.2
Gross profit	36.4	17.6	39.1	21.8
Operating expenses:
Selling, general and administrative	22.5	10.9	19.9	11.1
Research & development	1.4	0.7	0.8	0.4
Income from operations	12.5	6.0	18.4	10.3
Interest expense, net	3.2	1.5	1.5	0.8
Foreign exchange gain, net	1.1	0.5	(0.1)	(0.1)
Provision for income taxes	2.0	1.0	5.8	3.2
Net income	$6.2	3.0	$11.2	6.3

	Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017
	Amount	%	Amount	%
Net sales	$412.2	100.0	$345.1	100.0
Cost of goods sold	333.6	80.9	269.5	78.1
Gross profit	78.6	19.1	75.6	21.9
Operating expenses:
Selling, general and administrative	45.0	10.9	39.2	11.4
Research & development	2.8	0.6	1.6	0.4
Income from operations	30.8	7.5	34.8	10.1
Interest expense, net	6.1	1.5	2.8	0.8
Foreign exchange loss, net	0.9	0.2	(0.1)	—
Provision for income taxes	6.6	1.7	10.0	2.9
Net income	17.2	4.2	22.1	6.4

Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2018 were $206.7 million, an increase of $27.6 million, or 15.4%, as compared to $179.1 million for the same period in 2017, with prices up 2.8%, and volumes higher by 12.6%. Acquisitions made in the second half of 2017 contributed 17.5% to volume growth, while the legacy business recorded a decrease of 4.9%, primarily from timing on sales in the Other segment. Food, Health and Nutrition segment sales were up 36.3%, or $33.5 million, with selling prices higher by 1.2%, or $1.1 million, and volumes higher by 35.1%, or $32.4 million. The 2017 acquisitions contributed $31.2 million, or 33.9%, of the volume growth and the legacy business grew by $1.1 million, or 1.2%. Industrial Specialties sales were down 0.9%, or $0.6 million, with volumes lower by 4.1%, or $2.8 million, but selling prices higher by 3.2%, or $2.2 million. Other sales were lower by 26.9%, or $5.3 million, with volume lower by 36.1%, or $7.1 million, but selling prices higher by 9.2%, or $1.8 million. The volume variance is primarily due to timing of GTSP shipments which were stronger in the first quarter of 2018 than in the second quarter.
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
The following table illustrates for the three months ended June 30, 2018 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	1.2%	35.1%	36.3%
Industrial Specialties	3.2%	(4.1)%	(0.9)%
Other	9.2%	(36.1)%	(26.9)%
Total	2.8%	12.6%	15.4%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2018 was $36.4 million, a decrease of $2.7 million, or 6.9%, as compared to $39.1 million for the same period in 2017. Gross profit as a percentage of net sales decreased to 17.6% for the three months ended June 30, 2018 versus 21.8% for the same period in 2017. Gross profit in 2018 was unfavorably affected by $4.1 million of value chain transition costs, $2.6 million annual maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility, $1.6 million of higher manufacturing costs and $1.5 million higher depreciation and intangible amortization expense. Gross profit was favorably affected in 2018 by $5.1 million of higher selling prices. Included in 2017 was $2.5 million of expenses for the implementation of Phase 2 Operational Excellence initiatives.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended June 30, 2018 were $23.9 million, an increase of $3.2 million, or 15.5%, as compared to $20.7 million for the same period in 2017. The increase was mainly due to the 2017 acquisitions being included in the current year cost base.
Operating Income
Operating income for the three months ended June 30, 2018 was $12.5 million, a decrease of $5.9 million, or 32.1%, as compared to $18.4 million for the same period in 2017. Operating income as a percentage of net sales decreased to 6.0% versus 10.3% for the same period in 2017, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2018 was $3.2 million, an increase of $1.7 million, or 113.3%, as compared to $1.5 million for the same period in 2017. The increase was primarily due to higher market interest rates and a higher average loan balance due to the 2017 acquisitions.

Foreign Exchange
Foreign exchange for the three months ended June 30, 2018 was a loss of $1.1 million as compared to a gain of $0.1 million for the same period in 2017. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was approximately 24% for the three months ended June 30, 2018 compared to approximately 34% for the comparable period in 2017. The change in the components of the effective tax rate are primarily due to the settlement of state income tax examinations during the quarter which resulted in a 7% decrease in the effective tax rate, the reduction in the statutory U.S. Federal corporate tax rate and a change of mix of U.S. to foreign earnings which resulted in a 2% decrease in the effective tax rate and changes in excess tax benefit from stock-based compensation which resulted in a 2% decrease in the effective tax rate. This decrease was partially offset by the incremental U.S. tax on global intangible low-taxed income resulting in an increase to the effective tax rate by 1%.
Net Income
Net income for the three months ended June 30, 2018 was $6.2 million, as compared to $11.2 million for the same period in 2017, due to the factors described above.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2018 were $412.2 million, an increase of $67.1 million, or 19.4%, as compared to $345.1 million for the same period in 2017, with prices up 2.2%, and volumes higher by 17.2%, of which 18.7% of the volume increase resulted from acquisitions made in the second half of 2017, which was partially offset by a volume decrease of 1.5% resulting from the less differentiated portion of the legacy business. Food, Health and Nutrition segment sales were up 37.5%, or $68.7 million, with selling prices higher by 0.9%, or $1.6 million, and volumes higher by 36.6%, or $67.1 million. The 2017 acquisitions contributed $64.8 million, or 35.3%, of the volume growth and the legacy business grew by $2.3 million, or 1.3%, with growth recorded in both price and volume. Industrial Specialties sales were down 0.7%, or $0.9 million, with volumes lower by 3.6%, or $4.7 million, but selling prices higher by 2.9%, or $3.8 million. Other sales were lower by 2.4%, or $0.7 million, with volume lower by 9.4%, or $2.9 million, but selling prices higher by 7.0%, or $2.2 million.
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
The following table illustrates for the six months ended June 30, 2018 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	0.9%	36.6%	37.5%
Industrial Specialties	2.9%	(3.6)%	(0.7)%
Other	7.0%	(9.4)%	(2.4)%
Total	2.2%	17.2%	19.4%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2018 was $78.6 million, an increase of $3.0 million, or 4.0%, as compared to $75.6 million for the same period in 2017. Gross profit as a percentage of net sales decreased to 19.1% for the six months ended June 30, 2018 versus 21.9% for the same period in 2017. Gross profit in 2018 was unfavorably affected by $5.6 million of higher manufacturing costs, $4.1 million value chain transition costs, $3.3 million higher depreciation and intangible amortization expense, $2.6 million annual maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility, and $1.8 million of higher raw material costs, mostly sulfur and MGA. Gross profit was favorably affected in 2018 by $9.9 million from higher sales volumes and $7.6 million higher selling prices. Included in 2017 was $3.2 million of expenses for the implementation of Phase 2 of Operational Excellence initiatives.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the six months ended June 30, 2018 were $47.8 million, an increase of $7.0 million, or 17.2%, as compared to $40.8 million for the same period in 2017. The increase was mainly due to acquisitions included in the current year cost base.
Operating Income
Operating income for the six months ended June 30, 2018 was $30.8 million, a decrease of $4.0 million, or 11.5%, as compared to $34.8 million for the same period in 2017. Operating income as a percentage of net sales decreased to 7.5% versus 10.1% for the same period in 2017, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2018 was $6.1 million, an increase of $3.3 million, or 117.9%, as compared to $2.8 million for the same period in 2017. The increase was primarily due to higher market interest rates and a higher average loan balance due to the 2017 acquisitions.
Foreign Exchange
Foreign exchange for the six months ended June 30, 2018 was a loss of $0.9 million as compared to a gain of $0.1 million for the same period in 2017. The US Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-US Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the US Dollar and the amount of non-US Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was approximately 28% for the six months ended June 30, 2018 compared to approximately 31% for the comparable period in 2017. The change in the components of the effective tax rate is primarily due to the enactment of the Tax Act and changes in excess tax benefit from stock-based compensation. The reduction in the statutory U.S. Federal corporate tax rate and a change of mix of U.S. to foreign earnings resulted in a 5% decrease in the effective tax rate. In addition, the settlement of state income tax examinations resulted in a 3% decrease in the effective tax rate. The decreases in the effective tax rate were offset by the incremental U.S. tax on global intangible low-taxed income, or GILTI, resulting in an increase to the effective tax rate by 3%. Further, the rate increased 2% resulting from a smaller excess tax benefit from stock-based compensation.
Net Income
Net income for the six months ended June 30, 2018 was $17.2 million, as compared to $22.1 million for the same period in 2017, due to the factors described above.

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition; (2) Industrial Specialties; and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and earnings before interest, taxes, depreciation and amortization, or EBITDA. The following table sets forth the results of these indicators by segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$125,664	$92,198	36.3%
Industrial Specialties	66,751	67,368	(0.9)%
Other	14,310	19,574	(26.9)%
Total	$206,725	$179,140	15.4%

Segment EBITDA
Food, Health and Nutrition	$14,939	$17,032
Industrial Specialties	7,794	8,654
Other	(223)	2,333
Total	$22,510	$28,019

Segment EBITDA % of net sales
Food, Health and Nutrition	11.9%	18.5%
Industrial Specialties	11.7%	12.8%
Other	(1.6)%	11.9%
Total	10.9%	15.6%

Depreciation and amortization expense
Food, Health and Nutrition	$7,213	$5,498
Industrial Specialties	3,368	3,486
Other	508	566
Total	$11,089	$9,550

	Six Months Ended
	June 30, 2018	June 30, 2017	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$252,027	$183,281	37.5%
Industrial Specialties	130,101	131,040	(0.7)%
Other	30,037	30,763	(2.4)%
Total	$412,165	$345,084	19.4%

Segment EBITDA
Food, Health and Nutrition	$33,931	$32,656
Industrial Specialties	17,886	18,175
Other	564	3,231
Total	$52,381	$54,062

Segment EBITDA % of net sales
Food, Health and Nutrition	13.5%	17.8%
Industrial Specialties	13.7%	13.9%
Other	1.9%	10.5%
Total	12.7%	15.7%

Depreciation and amortization expense
Food, Health and Nutrition	$14,535	$11,220
Industrial Specialties	7,104	6,858
Other	814	1,053
Total	$22,453	$19,131

A reconciliation of net income to EBITDA follows:

	Three months ended
	June 30, 2018	June 30, 2017
Net income	$6,246	$11,223
Provision for income taxes	1,977	5,794
Interest expense, net	3,198	1,452
Depreciation and amortization	11,089	9,550
EBITDA	$22,510	$28,019

	Six months ended
	June 30, 2018	June 30, 2017
Net income	$17,161	$22,146
Provision for income taxes	6,665	9,980
Interest expense, net	6,102	2,805
Depreciation and amortization	22,453	19,131
EBITDA	$52,381	$54,062

Three months ended June 30, 2018 compared to the three months ended June 30, 2017
Segment Net Sales:
Food, Health and Nutrition net sales increased 36.3% for the three months ended June 30, 2018 compared with the same period in 2017 due primarily to the inclusion of the 2017 acquisitions along with price and volume growth in the legacy business. Volumes increased 35.1% and average selling price increased 1.2%.
Industrial Specialties net sales decreased 0.9% for the three months ended June 30, 2018 compared with the same period in 2017. Volumes decreased 4.1%, but average selling prices increased by a 3.2%.
Other net sales decreased 26.9% for the three months ended June 30, 2018 compared with the same period in 2017. Volumes decreased 36.1%, due primarily to timing of GTSP shipments that were stronger in the first quarter than in the second quarter, while average selling prices increased 9.2%.
Segment EBITDA Percentage of Net Sales:

The 660 basis point decrease in Food, Health and Nutrition EBITDA margins for the three months ended June 30, 2018 compared with the same period in 2017 is due to lower sales volume/mix which decreased margins by 770 basis points, value chain transition costs which decreased margins by 150 basis points, turnaround costs which decreased margins by 100 basis points, and other items that decreased margins by 100 basis points. This decrease was partially offset by lower strategic project costs which increased margins by 180 basis points, lower manufacturing and operating costs which increased margins by 190 basis points, and higher average selling prices which increased margins by 90 basis points.

The 110 basis point decrease in Industrial Specialties EBITDA margins for the three months ended June 30, 2018 compared with the same period in 2017 is due to value chain transition costs which decreased margins by 300 basis points, turnaround costs which decreased margins by 280 basis points, and higher manufacturing costs which decreased margins 240 basis points. This decrease was mostly offset by higher sales volume/mix which increased margins by 250 basis points, higher average selling prices which increased margins by 280 basis points, lower strategic project costs which increased margins by 120 basis points, and lower operating costs which increased margins by 60 basis points.

The 1,350 basis point decrease in Other EBITDA margins for the three months ended June 30, 2018 compared with the same period in 2017 is due to lower sales volume/mix which decreased margins by 1,420 basis points, the change in translation which decreased margins by 570 basis points, value chain transition costs which decreased margins by 290 basis points, and higher manufacturing and operating costs which decreased margins 290 basis points. This decrease was partially offset by higher selling prices which increased margins 750 basis points, lower raw material costs which increased margins by 430 basis points, and lower strategic project costs which increased margins by 40 basis points.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017
Segment Net Sales:
Food, Health and Nutrition net sales increased 37.5% for the six months ended June 30, 2018 compared with the same period in 2017 due primarily to the inclusion of the 2017 acquisitions along with price and volume growth in the legacy business. Volumes increased 36.6%, of which 35.3% was due to the 2017 acquisitions, and average selling price increased 0.9%.
Industrial Specialties net sales decreased 0.7% for the six months ended June 30, 2018 compared with the same period in 2017. Volumes decreased 3.6%, but average selling prices increased by 2.9%.
Other net sales decreased 2.4% for the six months ended June 30, 2018 compared with the same period in 2017. Volumes decreased 9.4% but average selling prices increased 7.0%.
Segment EBITDA Percentage of Net Sales:

The 430 basis point decrease in Food, Health and Nutrition EBITDA margins for the six months ended June 30, 2018 compared with the same period in 2017 is due to lower sales volume/mix which decreased margins by 530 basis points, increased raw material costs which decreased margins by 90 basis points, value chain transition costs which decreased margins by 80 basis points, and turnaround costs which decreased margins by 50 basis points. This decrease was partially offset by lower manufacturing costs which increased margins by 140 basis points, lower strategic project costs which increased margins by 110 basis points, and higher average selling prices which increased margins by 70 basis points.

The 20 basis point decrease in Industrial Specialties EBITDA margins for the six months ended June 30, 2018 compared with the same period in 2017 is due to higher manufacturing costs which decreased margins by 230 basis points, value chain transition costs which decreased margins by 160 basis points, turnaround costs which decreased margins by 140 basis points, and higher raw material costs which decreased margins by 80 basis points. This decrease was mostly offset by higher sales volume/mix which increased margins by 200 basis points, higher average selling prices which increased margins by 240 basis points, lower strategic project costs which increased margins by 80 basis points, and lower operating costs which increased margins by 70 basis points.

The 860 basis point decrease in Other EBITDA margins for the six months ended June 30, 2018 compared with the same period in 2017 is due to higher manufacturing costs which decreased margins 850 basis points, lower sales volume/mix which decreased margins by 440 basis points, the change in translation which decreased margins by 340 basis points, and value chain transition costs which decreased margins by 190 basis points. This decrease was partially offset by higher selling prices which increased margins 590 basis points, lower raw material costs which increased margins by 290 basis points, and lower operating costs which increased margins 80 basis points.

Liquidity and Capital Resources
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Six months ended
	June 30, 2018	June 30, 2017
Operating Activities	$12.1	$19.4
Investing Activities	(29.0)	(15.0)
Financing Activities	1.0	(24.5)
Effect of foreign exchange rate changes	(0.6)	0.2

Six months ended June 30, 2018 compared to six months ended June 30, 2017
Net cash from operating activities was $12.1 million for the six months ended June 30, 2018 compared to $19.4 million for the same period in 2017, a decrease in cash of $7.3 million. The decrease in operating activities cash resulted from unfavorable changes of $5.2 million in working capital, $5.1 million in net income as described above, $1.2 million in other long term assets and liabilities partially offset by a favorable change of $4.2 million in non-cash adjustments to income.
The change in working capital is derived from it being a use of cash of $26.4 million in 2018 compared to a use of $21.2 million the same period in 2017, a decrease in cash of $5.2 million. The change in working capital was due to unfavorable changes in inventory of $14.8 million, primarily to support the value chain repositioning program, and accounts receivable of $0.3 million. These unfavorable effects were partially offset by favorable changes in accounts payable of $6.2 million, other current liabilities of $2.7 million, and other current assets of $1.0 million.
Net cash used for investing activities was $29.0 million for the six months ended June 30, 2018, compared to $15.0 million for the same period in 2017, a decrease in cash of $14.0 million. The change was due to a $13.0 million increase in capital spending and $1.0 million cash received from the sale of an administrative building in 2017.
Approximately 52% of the 2018 capital spending was for strategic growth initiatives and the remaining 48% was for plant maintenance projects. Our expectation for 2018 capital expenditures is approximately $45 million due to additional requirements to support strategic manufacturing initiatives, along with continuous improvement in our plants.
Net cash from financing activities for the six months ended June 30, 2018 was $1.0 million, compared to a use of $24.5 million the same period in 2017, an increase in cash of $25.5 million. This increase in cash was largely due to increased loan borrowings for increased working capital and capital spending needs to support the value chain repositioning and manufacturing optimization program.

In connection with the new MGA supply agreement executed with Nutrien, the Company is expecting a $20 million payment during the fourth quarter of 2018.
The Company may from time to time seek to acquire or otherwise retire outstanding debt through privately negotiated transactions, exchanges or otherwise. Debt repurchases or exchanges, if any, will depend on prevailing market conditions, Company liquidity requirements, restrictive financial covenants and other factors applicable at the time. The amounts involved may be material.
During the six months ended June 30, 2018, the Company spent $1.7 million related to restructuring activities initiated during the third quarter of 2015, and anticipates spending $0.2 million within the next twelve months.

On June 30, 2018, the Company had cash and cash equivalents outside the United States of $8.7 million, or 71% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. The Company's current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to accrue and pay additional taxes, such as withholding taxes, to repatriate these funds.

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
At June 30, 2018, we had a $450.0 million revolving credit facility, of which $330.0 million of variable-rate debt was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $118.9 million, taking into account $1.1 million in face amount of letters of credit issued under the sub-facility.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue, but presently do not, use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $330.0 million outstanding borrowings as floating rate debt, an immediate increase of one percentage point would cause an increase to interest expense of approximately $3.3 million per year.
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
As of June 30, 2018, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company did not have any share repurchases on the open market during the second quarter of 2018. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. No such reacquisitions took place in the second quarter of 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated July 31, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated July 31, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated July 31, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated July 31, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	July 31, 2018

INNOPHOS HOLDINGS, INC.

/s/ Han Kieftenbeld
By:	Han Kieftenbeld
Its:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 31, 2018

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated July 31, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated July 31, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated July 31, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated July 31, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933, as amended.