Form 10-Q
period 2018-09-30
Innophos Holdings, Inc.
filed 2018-11-01
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2018, the registrant had 19,616,444 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,079	$28,782
Accounts receivable, net of allowance for doubtful accounts ($592 and $445)	103,092	100,820
Inventories	168,746	145,685
Other current assets	34,282	24,969
Total current assets	329,199	300,256
Property, plant and equipment, net	232,408	219,297
Assets held for sale	6,975	—
Goodwill	152,767	152,700
Intangibles and other assets, net	98,891	112,916
Total assets	$820,240	$785,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital leases	$4	$4
Accounts payable, trade and other	64,784	70,445
Other current liabilities	53,393	43,084
Total current liabilities	118,181	113,533
Long-term debt and capital leases	345,003	310,005
Other long-term liabilities	16,387	28,072
Total liabilities	$479,571	$451,610
Commitments and contingencies (note 15)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,966,747 and 22,884,588; outstanding 19,613,184 and 19,537,872 shares	20	20
Paid-in capital	141,517	137,617
Common stock held in treasury, at cost (3,353,563 and 3,346,716 shares)	(176,497)	(176,246)
Retained earnings	377,391	374,366
Accumulated other comprehensive loss	(1,762)	(2,198)
Total stockholders' equity	340,669	333,559
Total liabilities and stockholders' equity	$820,240	$785,169

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$196,934	$183,839	$609,099	$528,923
Cost of goods sold	161,706	142,870	495,259	412,335
Gross profit	35,228	40,969	113,840	116,588
Operating expenses:
Selling, general and administrative	19,525	20,908	64,548	60,111
Research & development expenses	1,240	1,065	3,989	2,713
Total operating expenses	20,765	21,973	68,537	62,824
Operating income	14,463	18,996	45,303	53,764
Interest expense, net	3,428	1,630	9,530	4,435
Foreign exchange (gain) loss	(531)	100	409	(35)
Other loss, net	(14)	(14)	(42)	(42)
Income before income taxes	11,580	17,280	35,406	49,406
(Benefit) provision for income taxes	(2,510)	5,698	4,155	15,678
Net income	$14,090	$11,582	$31,251	$33,728
Net income attributable to participating common shareholders	$14,033	$11,513	$31,139	$33,540
Per share data (note 4):
Income per participating share:
Basic	$0.72	$0.59	$1.60	$1.73
Diluted	$0.71	$0.58	$1.57	$1.70
Weighted average participating shares outstanding:
Basic	19,525,284	19,412,474	19,511,097	19,395,317
Diluted	19,838,962	19,699,052	19,790,570	19,695,530

Other comprehensive income (loss), net of tax:
Change in interest rate swaps, (net of tax of $0, $31, $0, and ($22))	$—	$(52)	$—	$35
Change in pension and post-retirement plans, (net of tax of $16, $43, $228, and $111)	(47)	(103)	436	(255)
Other comprehensive income (loss), net of tax	$(47)	$(155)	$436	$(220)
Comprehensive income	$14,043	$11,427	$31,687	$33,508

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows provided by operating activities
Net income	$31,251	$33,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,317	29,009
Amortization of deferred financing charges	322	322
Deferred income tax provision (benefit)	7,006	(14)
Gain on sale of building	—	(153)
Share-based compensation	4,143	2,996
Changes in assets and liabilities:
Increase in accounts receivable	(2,272)	(13,024)
(Increase) decrease in inventories	(23,094)	2,873
(Increase) decrease in other current assets	(9,362)	151
Decrease in accounts payable	(5,664)	(7,566)
Increase in other current liabilities	10,291	1,666
Changes in other long-term assets and liabilities	(15,071)	(3,331)
Net cash provided by operating activities	30,867	46,657
Cash flows used for investing activities:
Capital expenditures	(43,303)	(24,650)
Proceeds from sale of building	—	1,028
Acquisition of Novel Ingredients, net of cash acquired	—	(124,984)
Net cash used for investing activities	(43,303)	(148,606)
Cash flows provided by financing activities:
Long-term debt borrowings	86,000	146,000
Long-term debt repayments	(51,000)	(36,000)
Restricted stock forfeitures	(251)	(738)
Dividends paid	(28,197)	(28,095)
Net cash provided by financing activities	6,552	81,167
Effect of foreign exchange rate changes on cash and cash equivalents	181	27
Net change in cash	(5,703)	(20,755)
Cash and cash equivalents at beginning of period	28,782	53,487
Cash and cash equivalents at end of period	$23,079	$32,732

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2016	19,455	$19	$389,048	$(40,357)	$(1,484)	$347,226
Net income			22,445			22,445
Other comprehensive income, (net of tax $241) (a)					(714)	(714)
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			293			293
Proceeds from stock award exercises and issuances	108	1		(900)		(899)
Share-based compensation				3,823		3,823
Excess tax deficiency from exercise of stock options						—
Restricted stock forfeitures	(25)			(1,195)		(1,195)
Dividends declared			(37,420)			(37,420)
Balance, December 31, 2017	19,538	$20	$374,366	$(38,629)	$(2,198)	$333,559
Net income			31,251			31,251
Other comprehensive loss, (net of tax $228) (a)					436	436
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			(293)			(293)
Effects of adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory			360			360
Proceeds from stock award exercises and issuances	82			(243)		(243)
Share-based compensation				4,143		4,143
Restricted stock forfeitures	(7)			(251)		(251)
Dividends declared			(28,293)			(28,293)
Balance, September 30, 2018	19,613	$20	$377,391	$(34,980)	$(1,762)	$340,669
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial reporting and do not include all disclosures required by U.S. GAAP for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2017 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year-end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2017 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
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
Issued but not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019. We are currently finalizing our lease portfolio analysis to determine the impact to the Consolidated Financial Statements. We are implementing processes to assist in our ongoing lease data collection and analysis, and updating our accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of 2019. While the Company is continuing to assess the effect of adoption, it currently believes the most significant changes relate to the recognition of new right-of-use assets and lease liabilities on its balance sheet for railcars, tank operating leases and buildings. The Company will continue to evaluate the impact of adoption of the ASU on its financial position, results of operations and related disclosures.
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
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Novel Ingredients to reflect the additional depreciation and amortization that would have been charged assuming fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2016. Interest expense related to the borrowing for the acquisition was applied on January 1, 2016. Depreciation and amortization of approximately $3.0 million and interest expense of approximately $2.6 million related to the above were included in the nine months ended

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

September 30, 2017 and September 30, 2016. Further, the above pro forma amounts include a fair value adjustment to inventory of $4.3 million and was applied on January 1, 2016. The three and nine months ended September 30, 2017 include non-recurring transaction costs of approximately $2.4 million.

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

	Three months ended September 30, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$105,127	$6,726	$9,754	$17,682	$139,289
Core Ingredients	14,431	1,704	21,005	8,152	45,292
Co-Products & Other	10,568	123	1,517	145	12,353
Total	$130,126	$8,553	$32,276	$25,979	$196,934

	Three months ended September 30, 2017
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$90,400	$5,832	$10,558	$17,661	$124,451
Core Ingredients	13,677	2,252	21,155	7,444	44,528
Co-Products & Other	12,911	91	1,719	139	14,860
Total	$116,988	$8,175	$33,432	$25,244	$183,839

	Nine months ended September 30, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$332,525	$19,005	$26,472	$57,511	$435,513
Core Ingredients	43,120	5,947	60,988	27,366	137,421
Co-Products & Other	24,764	256	10,574	571	36,165
Total	$400,409	$25,208	$98,034	$85,448	$609,099

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Nine months ended September 30, 2017
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$256,603	$16,810	$26,366	$54,979	$354,758
Core Ingredients	43,578	6,273	58,757	20,273	128,881
Co-Products & Other	25,874	240	6,342	12,828	45,284
Total	$326,055	$23,323	$91,465	$88,080	$528,923

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
The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$14,090	$11,582	$31,251	$33,728
Less: earnings attributable to unvested shares	(57)	(69)	(112)	(188)
Net income available to participating common shareholders	$14,033	$11,513	$31,139	$33,540
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,525,284	19,412,474	19,511,097	19,395,317
Dilutive effect of stock equivalents	313,678	286,578	279,473	300,213
Diluted number of weighted average participating common shares outstanding	19,838,962	19,699,052	19,790,570	19,695,530
Earnings per participating common share:
Earnings per participating common share—Basic	$0.72	$0.59	$1.60	$1.73
Earnings per participating common share—Diluted	$0.71	$0.58	$1.57	$1.70

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	431,751	395,850	465,956	382,215

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

5. Dividends
The following is the dividend activity for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Dividends declared – per share	$0.48	$0.48	$1.44	$1.44
Dividends declared – aggregate	9,415	9,373	28,197	28,095
Dividends paid – per share	0.48	0.48	1.44	1.44
Dividends paid – aggregate	9,415	9,373	28,197	28,095

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
In August 2018, there were a total of 2,826 restricted shares granted to certain employees with an aggregate fair value of $0.1 million. These awards are classified as equity awards and vest annually over three years. The related compensation expense is based on the date of grant share price of $44.38. The compensation expense is amortized on a straight-line basis over the requisite vesting period.
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
The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock options	$398	$221	$1,282	$825
Restricted stock	580	378	1,860	1,290
Performance shares	173	112	422	251
Stock grants	—	—	579	630
Total share-based compensation expense	$1,151	$711	$4,143	$2,996

7. Inventories
Inventories consist of the following:

	September 30, 2018	December 31, 2017
Raw materials	$51,509	$48,445
Finished products	103,244	83,634
Spare parts	13,993	13,606
	$168,746	$145,685

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of September 30, 2018 and December 31, 2017 were $13,402 and $16,168, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Other Current Assets
Other current assets consist of the following:

	September 30, 2018	December 31, 2017
Creditable taxes (value added taxes)	$9,763	$7,285
Vendor inventory deposits (prepaid)	8,100	7,807
Prepaid income taxes	11,793	3,394
Prepaid insurance	2,130	2,492
Other	2,496	3,991
	$34,282	$24,969

9. Goodwill

The following table provides a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period (in thousands):

	Food, Health and Nutrition	Industrial Specialties	Other	Total
Balance: January 1, 2018	$129,417	$23,283	$—	$152,700
Add: Goodwill from acquisition	67	—	—	67
Balance: September 30, 2018	$129,484	$23,283	$—	$152,767

10. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2018	December 31, 2017
Developed technology and application patents, net of accumulated amortization of $33,708 for 2018 and $30,716 for 2017	7-20	$12,567	$15,559
Customer relationships, net of accumulated amortization of $26,589 for 2018 and $22,279 for 2017	5-20	68,922	73,232
Trade names and license agreements, net of accumulated amortization of $13,958 for 2018 and $12,023 for 2017	5-20	13,603	15,538
Non-compete agreements, net of accumulated amortization of $1,313 for 2018 and $1,293 for 2017	3-10	20	40
Total intangibles, net		$95,112	$104,369
Deferred income taxes		$—	$5,058
Deferred financing costs, net of accumulated amortization of $4,224 for 2018 and $3,902 for 2017 (see note 12)		1,399	1,721
Other assets		2,380	1,768
Total other assets, net		$3,779	$8,547
		$98,891	$112,916

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

11. Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2018	December 31, 2017
Payroll related	$15,007	$15,684
Taxes other than income taxes	1,864	2,804
Benefits and pensions	5,171	7,730
Freight and rebates	9,888	3,937
Income taxes	8,601	4,933
Restructuring and management transition reserve	217	1,719
Other	12,645	6,277
	$53,393	$43,084

12. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	September 30, 2018	December 31, 2017
Revolver borrowings under the credit facility due 2021	$345,000	$310,000
Capital leases	7	9
Total borrowings	$345,007	$310,009
Less current portion of capital leases	4	4
Long-term debt	$345,003	$310,005

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
As of September 30, 2018, $345.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy) with total availability at $104.3 million, taking into account $0.7 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 4.3%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Company to maintain the following consolidated ratios (as defined and calculated according to the credit agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.50 to 1.00.
(b) “Interest Coverage Ratio” greater than or equal to 3.00 to 1.00.

As of September 30, 2018, the Company was in full compliance with all debt covenant requirements.
Based on $345.0 million outstanding borrowings as floating rate debt, an immediate increase of one percentage point would cause an increase to interest expense of approximately $3.5 million per year.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Total interest paid by the Company for all indebtedness for the nine months ended September 30, 2018 and September 30, 2017 was $10.4 million and $4.3 million, respectively.

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest expense	$3,703	$1,667	$10,281	$4,432
Deferred financing cost	107	107	322	322
Interest income	(18)	(21)	(50)	(41)
Less: amount capitalized for capital projects	(364)	(123)	(1,023)	(278)
Total interest expense, net	$3,428	$1,630	$9,530	$4,435

13. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	September 30, 2018	December 31, 2017
Deferred income taxes	$3,463	$2,354
Long term portion of U.S. transition tax	—	12,095
Pension and post retirement liabilities	9,501	8,886
Restructuring and management transition reserve	—	210
Uncertain tax positions	320	1,974
Environmental liabilities	1,100	1,100
Other liabilities	2,003	1,453
	$16,387	$28,072

14. Income Taxes
The effective income tax rate on income before taxes was approximately 12% for the nine months ended September 30, 2018 compared to approximately 32% for the comparable period in 2017. The change in the components of the effective tax rate is primarily due to the enactment of the U.S.Tax Cuts and Jobs Act, or Tax Act, specifically the revision of the transition tax estimate for fiscal year ended December 31, 2017, and the remeasurement of NOLs used to offset the transition tax. The revision of the transition tax estimate for fiscal year ended December 31, 2017 resulted in a 9% decrease in the effective tax rate and the remeasurement of NOLs used to offset the transition tax resulted in a 13% decrease in the effective tax rate. In addition, the settlement of state income tax examinations resulted in a 2% decrease in the effective tax rate. The decrease in the effective tax rate was partially offset by a 4% increase due to the accrual of Canadian withholding tax, resulting from the reversal of the company's permanent reinvestment assertion on its Canadian subsidiary.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect to have any material tax impacts of BEAT and therefore has not recorded any related tax impacts in its consolidated financial statements for the period ended September 30, 2018.
On December 22, 2017, the Securities and Exchange Commission issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118 and ASU 2018-05, the Company has recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. During the quarter ended September 30, 2018, the Company recorded a total provisional benefit of $7.4 million. This provisional benefit included $3.2 million related to adjustments to the transition tax and a $4.2 million benefit related to the remeasurement of certain deferred tax assets and liabilities as a result of the U.S. federal tax return filing, mainly NOLs which were used to offset the transition tax. While the Company does not anticipate any remaining adjustments related to the Tax Act, the measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the Tax Act. Any subsequent adjustment to these amounts will be recorded to tax expense in the fourth quarter of 2018 when the full analysis is complete.
As of September 30, 2018, the Company is still in the process of evaluating the impact of the Tax Act on its permanent reinvestment assertion. Specifically, with respect to the accumulated earnings of its Canadian subsidiary, the Company has reversed its permanent reinvestment assertion and has provided $1.2 million of foreign withholding taxes on these unremitted earnings. The Company will complete its evaluation of its permanent reinvestment assertion within the one year measurement period as allowed by SAB 118. Any subsequent adjustments will be recorded to tax expense in the fourth quarter of 2018 when the full analysis is complete.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2012 through 2015. Also, certain state income tax assessments are under protest and the Company believes its financial position is sustainable. During the quarter ended June 30, 2018, the Company decreased $1.9 million of liability for unrecognized tax benefits resulting from a $1.1 million settlement of state income tax examinations and released $0.8 million. The Company estimates the liability for unrecognized tax benefits may decrease by approximately $0.5 million during the next twelve months as a result of possible settlements of income tax authority examinations. Other than the items mentioned above, as of September 30, 2018, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $16.6 million and $14.0 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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
Future environmental spending is probable at the Company's site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. The Company has an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of September 30, 2018.
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

16. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$36	$36	$—	$34	$34
Interest cost	24	29	53	25	31	56
Expected return on assets	(38)	—	(38)	(35)	—	(35)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(39)	(39)	—	(50)	(50)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(14)	$26	$12	$(10)	$15	$5

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$109	$109	$—	$101	$101
Interest cost	71	87	158	76	92	168
Expected return on assets	(113)	—	(113)	(105)	—	(105)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(119)	(119)	—	(149)	(149)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(42)	$77	$35	$(29)	$44	$15
Innophos has no minimum contribution requirements and does not plan to make cash contributions for its U.S. defined benefit pension plan in 2018.
Innophos made its entire cash contribution of $3.1 million for the U.S. defined contribution plan during the first quarter of 2018 for the plan year 2017.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	For the three months ended September 30, 2018			For the three months ended September 30, 2017
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$110	$15	$125	$98	$13	$111
Interest cost	128	14	142	132	14	146
Expected return on assets	(199)	—	(199)	(209)	—	(209)
Amortization of
actuarial loss (gain)	47	1	48	45	—	45
prior service cost	13	—	13	27	—	27
net transition obligation	—	6	6	—	6	6
Exchange rate changes	(97)	32	(65)	(53)	18	(35)
Net periodic cost	$2	$68	$70	$40	$51	$91

	For the nine months ended September 30, 2018			For the nine months ended September 30, 2017
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$332	$47	$379	$285	$38	$323
Interest cost	389	43	432	384	41	425
Expected return on assets	(602)	—	(602)	(609)	—	(609)
Amortization of
actuarial loss (gain)	142	3	145	131	—	131
prior service cost	39	—	39	80	—	80
net transition obligation	—	18	18	—	17	17
Exchange rate changes	121	(41)	80	(199)	63	(136)
Net periodic cost	$421	$70	$491	$72	$159	$231
Innophos Canada, Inc. plans to make cash contributions to its Canadian defined benefit plan of approximately $0.5 million in 2018.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

17. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by Component:

For the three months ended September 30, 2018	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2018	$(1,715)	$—	$(1,715)
Other comprehensive income before reclassifications	(47)	—	(47)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(47)	—	(47)
Balance at September 30, 2018	$(1,762)	$—	$(1,762)

For the three months ended September 30, 2017	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2017	$(1,645)	$96	$(1,549)
Other comprehensive loss before reclassifications	(103)	(52)	(155)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(103)	(52)	(155)
Balance at September 30, 2017	$(1,748)	$44	$(1,704)

For the nine months ended September 30, 2018	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2017	$(2,198)	$—	$(2,198)
Other comprehensive income before reclassifications	143	—	143
Amounts reclassified from accumulated other comprehensive income	293	—	293
Net current period other comprehensive income	436	—	436
Balance at September 30, 2018	$(1,762)	$—	$(1,762)

For the nine months ended September 30, 2017	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(1,493)	$9	$(1,484)
Other comprehensive (loss) income before reclassifications	(255)	35	(220)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive (loss) income	(255)	35	(220)
Balance at September 30, 2017	$(1,748)	$44	$(1,704)

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
The following table summarizes the fiscal year 2018 activities related to these restructuring initiatives for severance and benefits:

For the three months ended September 30, 2018	Restructuring Costs
Balance at June 30, 2018	$217
Expense recorded	—
Payments made	—
Balance at September 30, 2018	$217

For the nine months ended September 30, 2018	Restructuring Costs
Balance at December 31, 2017	$1,929
Expense recorded	—
Payments made	(1,712)
Balance at September 30, 2018	$217

19. Assets Held for Sale
The Company plans to complete a sale leaseback transaction during the fourth quarter of 2018 on a non-core asset for an estimated $20 million in net cash. The assets involved in this transaction, which are allocated among our Food, Health and Nutrition and Industrial Specialties segments, have a net book value of $7.0 million as of September 30, 2018.

20. Segment Reporting
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the three months ended September 30, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$115,132	$65,667	$16,135	$196,934
EBITDA	$14,563	$8,885	$2,424	$25,872
Depreciation and amortization expense	$7,142	$3,153	$569	$10,864

For the three months ended September 30, 2017	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$98,276	$67,682	$17,881	$183,839
EBITDA	$16,442	$13,491	$(1,145)	$28,788
Depreciation and amortization expense	$5,664	$3,488	$726	$9,878

For the nine months ended September 30, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$367,159	$195,767	$46,173	$609,099
EBITDA	$48,494	$26,772	$2,987	$78,253
Depreciation and amortization expense	$21,677	$10,257	$1,383	$33,317

For the nine months ended September 30, 2017	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$281,558	$198,721	$48,644	$528,923
EBITDA	$49,098	$31,666	$2,086	$82,850
Depreciation and amortization expense	$16,884	$10,346	$1,779	$29,009
A reconciliation of net income to EBITDA follows:

	Three months ended
	September 30, 2018	September 30, 2017
Net income	$14,090	$11,582
(Benefit) provision for income taxes	(2,510)	5,698
Interest expense, net	3,428	1,630
Depreciation and amortization	10,864	9,878
EBITDA	$25,872	$28,788

	Nine months ended
	September 30, 2018	September 30, 2017
Net income	$31,251	$33,728
Provision for income taxes	4,155	15,678
Interest expense, net	9,530	4,435
Depreciation and amortization	33,317	29,009
EBITDA	$78,253	$82,850

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Recent Trends and Outlook
Revenue is expected to grow 10% to 12% in 2018 compared with full-year 2017, which equates to a range of $791 million to $806 million.
As previously announced, the impact from specific strategic value chain repositioning transition charges is expected to affect 2018 GAAP earnings as these transition costs are incurred ahead of the $20 million negotiated payment from Nutrien accruing to earnings.
Overall market conditions and the competitive landscape are expected to be similar in Q4 compared with prior quarters with Q4 expected to reflect the usual seasonality and thus be the softest sales quarter in the year.
Selling price increases have continued to be effective in offsetting input cost increases and the Company has continued to take further price increase actions.
Excluding the Q3 2018 adjustment to the tax provision, the Company anticipates the effective tax rate in 2018 to operate in the 29-31% range.
Free cash flow is expected to benefit significantly in Q4 from two key initiatives: the Company’s previously announced intention to complete a sale leaseback transaction and the $20 million Nutrien contractual payment.
The Company continues to diligently work through the multi-faceted value chain repositioning and manufacturing optimization program. By the end of 2019, the program is estimated to deliver adjusted diluted EPS improvement of 10%, which represents an estimated run rate of $0.25 to $0.27 per share.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	Amount	%	Amount	%
Net sales	$196.9	100.0	$183.8	100.0
Cost of goods sold	161.7	82.1	142.8	77.7
Gross profit	35.2	17.9	41.0	22.3
Operating expenses:
Selling, general and administrative	19.5	9.9	20.9	11.4
Research & development	1.2	0.6	1.1	0.6
Income from operations	14.5	7.4	19.0	10.3
Interest expense, net	3.4	1.7	1.6	0.9
Foreign exchange (gain) loss, net	(0.5)	(0.3)	0.1	0.1
(Benefit) provision for income taxes	(2.5)	(1.3)	5.7	3.1
Net income	$14.1	7.2	$11.6	6.3

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	Amount	%	Amount	%
Net sales	$609.1	100.0	$528.9	100.0
Cost of goods sold	495.3	81.3	412.3	78.0
Gross profit	113.8	18.7	116.6	22.0
Operating expenses:
Selling, general and administrative	64.5	10.6	60.1	11.4
Research & development	4.0	0.6	2.7	0.5
Income from operations	45.3	7.4	53.8	10.2
Interest expense, net	9.5	1.6	4.4	0.8
Foreign exchange loss, net	0.4	0.1	—	—
Provision for income taxes	4.1	0.7	15.7	3.0
Net income	31.3	5.1	33.7	6.4

Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2018 were $196.9 million, an increase of $13.1 million, or 7.1%, as compared to $183.8 million for the same period in 2017, with prices up 4.1%, and volumes higher by 3.0%. Acquisitions made during the second half of 2017 contributed 7.4% to volume growth, while the legacy business recorded a decrease of 4.4%. Food, Health and Nutrition segment sales were up 17.2%, or $16.8 million, with selling prices higher by 2.5%, or $2.4 million, and volumes higher by 14.7%, or $14.4 million. The 2017 acquisitions contributed $13.6 million, or 13.8%, of the volume growth and the legacy business grew by $0.8 million, or 0.9%. Industrial Specialties sales were down 3.0%, or $2.0 million, with volumes lower by 9.3%, or $6.3 million, but selling prices higher by 6.3%, or $4.3 million. Other sales were lower by 9.8%, or $1.7 million, with volume lower by 14.6%, or $2.6 million, but selling prices higher by 4.8%, or $0.9 million.
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
The following table illustrates for the three months ended September 30, 2018 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	2.5%	14.7%	17.2%
Industrial Specialties	6.3%	(9.3)%	(3.0)%
Other	4.8%	(14.6)%	(9.8)%
Total	4.1%	3.0%	7.1%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2018 was $35.2 million, a decrease of $5.8 million, or 14.1%, as compared to $41.0 million for the same period in 2017. Gross profit as a percentage of net sales decreased to 17.9% for the three months ended September 30, 2018 versus 22.3% for the same period in 2017. Gross profit in 2018 was unfavorably affected by $7.4 million of higher raw material costs, mostly sulfur and MGA, $3.3 million of higher manufacturing costs, $2.3 million of value chain transition costs, and $1.9 million disputed natural gas cost at our Coatzacoalcos, Mexico manufacturing facility. Gross profit was favorably affected in 2018 by $7.6 million higher selling prices which covered the raw material cost increases. Included in 2017 was a $1.4 million charge for fair value inventory purchase accounting related to the Novel acquisition.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended September 30, 2018 were $20.7 million, a decrease of $1.3 million, or 5.9%, as compared to $22.0 million for the same period in 2017. The decrease was mainly due to lower strategic project expenses, partially offset by the 2017 acquisitions being included in the current year cost base.
Operating Income
Operating income for the three months ended September 30, 2018 was $14.5 million, a decrease of $4.5 million, or 23.7%, as compared to $19.0 million for the same period in 2017. Operating income as a percentage of net sales decreased to 7.4% versus 10.3% for the same period in 2017, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2018 was $3.4 million, an increase of $1.8 million, or 112.5%, as compared to $1.6 million for the same period in 2017. The increase was primarily due to higher market interest rates and a higher average loan balance due to the 2017 acquisitions.

Foreign Exchange
Foreign exchange for the three months ended September 30, 2018 was a loss of $0.5 million as compared to a gain of $0.1 million for the same period in 2017. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was approximately -22% for the three months ended September 30, 2018 compared to approximately 33% for the comparable period in 2017. The change in the components of the effective tax rate is primarily due to the enactment of the Tax Act, including the revision of the transition tax estimate for fiscal year ended December 31, 2017, and the remeasurement of NOLs used to offset the transition tax. The revision of the transition tax estimate for fiscal year ended December 31, 2017 decreased the effective tax rate by 28% and the remeasurement of NOLs used to offset the transition tax resulted in a 36% decrease in the effective tax rate. Additionally, the reduction in the statutory U.S. Federal corporate tax rate and a change of mix of U.S. to foreign earnings resulted in a 1% net decrease in the effective tax rate. The decreases in the effective tax rate were partially offset by 10% due to the accrual of Canadian withholding tax, resulting from the reversal of the company’s permanent reinvestment assertion on its Canadian subsidiary.
Net Income
Net income for the three months ended September 30, 2018 was $14.1 million, as compared to $11.6 million for the same period in 2017, due to the factors described above.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2018 were $609.1 million, an increase of $80.2 million, or 15.2%, as compared to $528.9 million for the same period in 2017, with prices up 2.9%, and volumes higher by 12.3%, of which 14.8% of the volume increase resulted from acquisitions made during the second half of 2017, which was partially offset by a volume decrease of 2.5% resulting from the less differentiated portion of the legacy business. Food, Health and Nutrition segment sales were up 30.4%, or $85.6 million, with selling prices higher by 1.4%, or $4.1 million, and volumes higher by 29.0%, or $81.5 million. The 2017 acquisitions contributed $78.4 million, or 27.9%, of the volume growth and the legacy business grew by $3.1 million, or 1.1%. Industrial Specialties sales were down 1.5%, or $2.9 million, with volumes lower by 5.6%, or $11.0 million, but selling prices higher by 4.1%, or $8.1 million. Other sales were lower by 5.1%, or $2.5 million, with volume lower by 11.3%, or $5.5 million, but selling prices higher by 6.2%, or $3.0 million.
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
The following table illustrates for the nine months ended September 30, 2018 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	1.4%	29.0%	30.4%
Industrial Specialties	4.1%	(5.6)%	(1.5)%
Other	6.2%	(11.3)%	(5.1)%
Total	2.9%	12.3%	15.2%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2018 was $113.8 million, a decrease of $2.8 million, or 2.4%, as compared to $116.6 million for the same period in 2017. Gross profit as a percentage of net sales decreased to 18.7% for the nine months ended September 30, 2018 versus 22.0% for the same period in 2017. Gross profit in 2018 was unfavorably affected by $15.3 million of higher raw material costs, mostly sulfur and MGA, $9.1 million of higher manufacturing costs, $6.4 million value chain transition costs, $4.5 million higher depreciation and intangible amortization expense, $2.6 million annual maintenance outage expense at our Coatzacoalcos, Mexico manufacturing facility, and $1.9 million disputed natural gas cost at our Coatzacoalcos, Mexico manufacturing facility. Gross profit was favorably affected in 2018 by $17.3 million from higher sales volumes and $15.1 million higher selling prices. Included in 2017 was $3.2 million of expenses for the implementation of Phase 2 of Operational Excellence initiatives and a $1.4 million charge for fair value inventory purchase accounting related to the Novel acquisition.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the nine months ended September 30, 2018 were $68.5 million, an increase of $5.7 million, or 9.1%, as compared to $62.8 million for the same period in 2017. The increase was mainly due to acquisitions included in the current year cost base partially offset by lower strategic project expenses.
Operating Income
Operating income for the nine months ended September 30, 2018 was $45.3 million, a decrease of $8.5 million, or 15.8%, as compared to $53.8 million for the same period in 2017. Operating income as a percentage of net sales decreased to 7.4% versus 10.2% for the same period in 2017, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2018 was $9.5 million, an increase of $5.1 million, or 115.9%, as compared to $4.4 million for the same period in 2017. The increase was primarily due to higher market interest rates and a higher average loan balance due to the 2017 acquisitions.
Foreign Exchange
Foreign exchange for the nine months ended September 30, 2018 was a loss of $0.4 million as compared to approximately zero for the same period in 2017. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was approximately 12% for the nine months ended September 30, 2018 compared to approximately 32% for the comparable period in 2017. The change in the components of the effective tax rate is primarily due to the enactment of the U.S.Tax Cuts and Jobs Act, or Tax Act, specifically the revision of the transition tax estimate for fiscal year ended December 31, 2017, and the remeasurement of NOLs used to offset the transition tax. The revision of the transition tax estimate for fiscal year ended December 31, 2017 resulted in a 9% decrease in the effective tax rate and the remeasurement of NOLs used to offset the transition tax resulted in a 13% decrease in the effective tax rate. In addition, the settlement of state income tax examinations resulted in a 2% decrease in the effective tax rate. The decrease in the effective tax rate was partially offset by a 4% increase due to the accrual of Canadian withholding tax, resulting from the reversal of the company's permanent reinvestment assertion on its Canadian subsidiary.
Net Income
Net income for the nine months ended September 30, 2018 was $31.3 million, as compared to $33.7 million for the same period in 2017, due to the factors described above.

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition; (2) Industrial Specialties; and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and earnings before interest, taxes, depreciation and amortization, or EBITDA. The following table sets forth the results of these indicators by segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$115,132	$98,276	17.2%
Industrial Specialties	65,667	67,682	(3.0)%
Other	16,135	17,881	(9.8)%
Total	$196,934	$183,839	7.1%

Segment EBITDA
Food, Health and Nutrition	$14,563	$16,442
Industrial Specialties	8,885	13,491
Other	2,424	(1,145)
Total	$25,872	$28,788

Segment EBITDA % of net sales
Food, Health and Nutrition	12.6%	16.7%
Industrial Specialties	13.5%	19.9%
Other	15.0%	(6.4)%
Total	13.1%	15.7%

Depreciation and amortization expense
Food, Health and Nutrition	$7,142	$5,664
Industrial Specialties	3,153	3,488
Other	569	726
Total	$10,864	$9,878

	Nine Months Ended
	September 30, 2018	September 30, 2017	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$367,159	$281,558	30.4%
Industrial Specialties	195,767	198,721	(1.5)%
Other	46,173	48,644	(5.1)%
Total	$609,099	$528,923	15.2%

Segment EBITDA
Food, Health and Nutrition	$48,494	$49,098
Industrial Specialties	26,772	31,666
Other	2,987	2,086
Total	$78,253	$82,850

Segment EBITDA % of net sales
Food, Health and Nutrition	13.2%	17.4%
Industrial Specialties	13.7%	15.9%
Other	6.5%	4.3%
Total	12.8%	15.7%

Depreciation and amortization expense
Food, Health and Nutrition	$21,677	$16,884
Industrial Specialties	10,257	10,346
Other	1,383	1,779
Total	$33,317	$29,009

A reconciliation of net income to EBITDA follows:

	Three months ended
	September 30, 2018	September 30, 2017
Net income	$14,090	$11,582
(Benefit) provision for income taxes	(2,510)	5,698
Interest expense, net	3,428	1,630
Depreciation and amortization	10,864	9,878
EBITDA	$25,872	$28,788

	Nine months ended
	September 30, 2018	September 30, 2017
Net income	$31,251	$33,728
Provision for income taxes	4,155	15,678
Interest expense, net	9,530	4,435
Depreciation and amortization	33,317	29,009
EBITDA	$78,253	$82,850

Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Segment Net Sales:
Food, Health and Nutrition net sales increased 17.2% for the three months ended September 30, 2018 compared with the same period in 2017 due primarily to the inclusion of the 2017 acquisitions along with price and volume growth in the legacy business. Volumes increased 14.7%, of which 13.8% was due to the 2017 acquisitions, and average selling price increased 2.5%.
Industrial Specialties net sales decreased 3.0% for the three months ended September 30, 2018 compared with the same period in 2017. Volumes decreased 9.3%, but average selling prices increased by 6.3%.
Other net sales decreased 9.8% for the three months ended September 30, 2018 compared with the same period in 2017. Volumes decreased 14.6%, but average selling prices increased 4.8%.
Segment EBITDA Percentage of Net Sales:

The 410 basis point decrease in Food, Health and Nutrition EBITDA margins for the three months ended September 30, 2018 compared with the same period in 2017 is due to higher manufacturing and operating costs which decreased margins by 460 basis points, higher raw material costs, largely sulfur and MGA, which decreased margins by 310 basis points, value chain transition costs which decreased margins by 220 basis points, and other items that decreased margins by 50 basis points. This decrease was partially offset by higher sales volume/mix which increased margins by 290 basis points and higher average selling prices which increased margins by 200 basis points. Fair value inventory purchase accounting charges in 2017 related to the Novel acquisition increased margins by 140 basis points in 2018.

The 640 basis point decrease in Industrial Specialties EBITDA margins for the three months ended September 30, 2018 compared with the same period in 2017 is due to higher raw material costs which decreased margins by 630 basis points, lower sales volume/mix which decreased margins by 200 basis points, higher manufacturing and operating costs which decreased margins by 140 basis points, Mexican natural gas costs which decreased margins by 130 basis points, and value chain transition costs which decreased margins by 20 basis points. This decrease was partially offset by higher average selling prices which increased margins by 480 basis points.

The 2,140 basis point increase in Other EBITDA margins for the three months ended September 30, 2018 compared with the same period in 2017 is due to lower strategic project costs which increased margins by 1,650 basis points, higher selling prices which increased margins 490 basis points, the change in translation which increased margins by 430 basis points, and lower manufacturing and operating costs which increased margins 230 basis points. This increase was partially offset by Mexican natural gas costs which decreased margins by 320 basis points, lower sales volume/mix which decreased margins by 260 basis points, and other items that decreased margins by 80 basis points.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Segment Net Sales:
Food, Health and Nutrition net sales increased 30.4% for the nine months ended September 30, 2018 compared with the same period in 2017 due primarily to the inclusion of the 2017 acquisitions along with price and volume growth in the legacy business. Volumes increased 29.0%, of which 27.9% was due to the 2017 acquisitions, and average selling price increased by 1.4%.
Industrial Specialties net sales decreased 1.5% for the nine months ended September 30, 2018 compared with the same period in 2017. Volumes decreased 5.6% while average selling prices increased by 4.1%.
Other net sales decreased 5.1% for the nine months ended September 30, 2018 compared with the same period in 2017. Volumes decreased 11.3% but average selling prices increased 6.2%.
Segment EBITDA Percentage of Net Sales:

The 420 basis point decrease in Food, Health and Nutrition EBITDA margins for the nine months ended September 30, 2018 compared with the same period in 2017 is due to higher manufacturing and operating costs which decreased margins by 480 basis points, increased raw material costs, largely sulfur and MGA, which decreased margins by 270 basis points, value chain transition costs which decreased margins by 150 basis points, and other items that decreased margins by 50 basis points.

This decrease was partially offset by higher sales volume/mix which increased margins by 250 basis points, higher average selling prices which increased margins by 120 basis points, and lower strategic project costs which increased margins by 110 basis points. Fair value inventory purchase accounting charges in 2017 related to the Novel acquisition increased margins by 50 basis points in 2018.

The 220 basis point decrease in Industrial Specialties EBITDA margins for the nine months ended September 30, 2018 compared with the same period in 2017 is due to higher raw material costs which decreased margins by 390 basis points, higher manufacturing and operating costs which decreased margins by 220 basis points, value chain transition costs which decreased margins by 100 basis points, turnaround costs which decreased margins by 90 basis points, and Mexican natural gas costs which decreased margins by 40 basis points. This decrease was partially offset by higher average selling prices which increased margins by 330 basis points, higher sales volume/mix which increased margins by 170 basis points, and lower strategic project costs which increased margins by 120 basis points.

The 220 basis point increase in Other EBITDA margins for the nine months ended September 30, 2018 compared with the same period in 2017 is due to lower strategic project costs which increased margins by 650 basis points, higher selling prices which increased margins 560 basis points, lower operating costs which increased margins by 90 basis points, and lower raw material costs which increased margins by 20 basis points. This increase was partially offset by higher manufacturing costs which decreased margins 490 basis points, lower sales volume/mix which decreased margins by 330 basis points, Mexican natural gas costs which decreased margins by 120 basis points, value chain transition costs which decreased margins by 100 basis points, and other items that decreased margins by 60 basis points.

Liquidity and Capital Resources
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Nine months ended
	September 30, 2018	September 30, 2017
Operating Activities	$30.9	$46.7
Investing Activities	(43.3)	(148.6)
Financing Activities	6.6	81.2
Effect of foreign exchange rate changes	0.2	—

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Net cash from operating activities was $30.9 million for the nine months ended September 30, 2018 compared to $46.7 million for the same period in 2017, a decrease in cash of $15.8 million. The decrease in operating activities cash resulted from unfavorable changes of $13.8 million in working capital, $11.7 million in other long term assets and liabilities, and $2.5 million in net income as described above, partially offset by a favorable change of $12.2 million in non-cash adjustments to income.
The change in working capital is derived from it being a use of cash of $29.7 million in 2018 compared to a use of $15.9 million the same period in 2017, a decrease in cash of $13.8 million. The change in working capital was due to unfavorable changes in inventory of $26.0 million, primarily to support the value chain repositioning program, and other current assets of $9.1 million. These unfavorable effects were partially offset by favorable changes in accounts receivable of $10.8 million, other current liabilities of $8.6 million, and accounts payable of $1.9 million.
Net cash used for investing activities was $43.3 million for the nine months ended September 30, 2018, compared to $148.6 million for the same period in 2017, an increase in cash of $105.3 million. The increase was due to the $125.0 million acquisition of Novel in 2017 partially offset by $18.7 million increase in capital spending due to value chain repositioning investment and $1.0 million of cash received from the sale of an administrative building in 2017.
Approximately 54% of the 2018 capital spending was for strategic growth initiatives and the remaining 46% was for plant maintenance projects. Our expectation for 2018 net capital cash outflow is approximately $45 million due to additional requirements to support strategic manufacturing initiatives, along with continuous improvement in our plants. The Company plans to enter into a sale leaseback transaction during the fourth quarter of 2018 on a non-core asset for an estimated $20 million in net cash. The assets involved in this transaction have a net book value of $7.0 million as of September 30, 2018.
Net cash from financing activities for the nine months ended September 30, 2018 was a source of $6.6 million, compared to a source of $81.2 million the same period in 2017, a decrease in cash of $74.6 million. This decrease in cash was largely due to decreased loan borrowings for the 2017 Novel acquisition, partially offset by increased borrowing for capital spending and working capital needs to support the value chain repositioning and manufacturing optimization program.
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
During the nine months ended September 30, 2018, the Company spent $1.7 million related to restructuring activities initiated during the third quarter of 2015, and anticipates spending $0.2 million within the next twelve months.
On September 30, 2018, the Company had cash and cash equivalents outside the United States of $15.5 million, or 67% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. The Company's current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to pay additional taxes, such as withholding taxes, to repatriate these funds.
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
At September 30, 2018, we had a $450.0 million revolving credit facility, of which $345.0 million of variable-rate debt was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $104.3 million, taking into account $0.7 million in face amount of letters of credit issued under the sub-facility.
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
As of September 30, 2018, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
The Company acquired Novel Ingredients on August 25, 2017 and NutraGenesis on November 3, 2017, both wholly owned subsidiaries, and is in the process of integrating these companies into the Company’s existing internal controls over financial reporting. The Management’s Report on Internal Control Over Financial Reporting to be included in the Annual Report on Form 10-K for the year ending December 31, 2018 will include Novel Ingredients and NutraGenesis.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company did not have any share repurchases on the open market during the third quarter of 2018. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. No such reacquisitions took place in the third quarter of 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 1, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 1, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated November 1, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated November 1, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	November 1, 2018

INNOPHOS HOLDINGS, INC.

/s/ Han Kieftenbeld
By:	Han Kieftenbeld
Its:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 1, 2018

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 1, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 1, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated November 1, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated November 1, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933, as amended.