Form 10-K
period 2018-12-31
Innophos Holdings, Inc.
filed 2019-02-27
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON DC, 20549
_______________________________________________________________________________________________
FORM 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $0.8 billion as of June 30, 2018, the last business day of the Registrant’s most recently completed second quarter (based on the Nasdaq Global Select Market closing price on that date).
As of February 21, 2019, the registrant had 19,612,192 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated By Reference In Part No.
Portions of Innophos Holdings, Inc. Proxy Statement to be filed for its Annual Meeting of Stockholders to be held May 14, 2019	III (Items 10, 11, 12, 13 and 14)

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
Our Segments and Products
We report our business in three segments: Food, Health and Nutrition; Industrial Specialties; and Other. We have three principal product lines within these reporting segments: (i) Specialty Ingredients; (ii) Core Ingredients; and (iii) Co-Products and Other. Our Food, Health and Nutrition reporting segment as well as our Industrial Specialties reporting segment consist of products in the Specialty Ingredients and Core Ingredients product lines. The Other reporting segment consists of products in the Co-Products and Other product line.
In 2018, we achieved sales of $801.8 million, of which 60% can be attributed to our Food, Health and Nutrition segment, 32% can be attributed to our Industrial Specialties segment, and 8% can be attributed to our Other segment.
Specialty Ingredients
Specialty Ingredients are the most value adding products in our portfolio. Specialty Ingredients consist of specialty phosphate products, specialty phosphoric acids, including polyphosphoric acid, and a range of other mineral, enzyme and botanical based specialty ingredients. With our 2017 acquisitions of Novel Ingredients and NutraGenesis, we have continued to grow our portfolio of nutritional ingredients, strongly supported by technology. Our Specialty Ingredients products have a wide range of applications, including:

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
We are not a significant supplier to the GTSP or MGA fertilizer markets, and sell our GTSP co-product via a tolling arrangement that was initially established in December 2016.
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
Our Customers

We supply a broad range of customers in over 70 countries worldwide. No customer accounted for more than ten percent of our net sales in 2018, 2017 or 2016. For the years ended December 31, 2018, 2017 and 2016, we generated net sales of $801.8 million, $722.0 million and $725.3 million, respectively.
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
Raw Materials and Energy
We purchase a range of raw materials and energy sources on the open market, including phosphate rock, sulfur and sulfuric acid, MGA, PPA, nutritional ingredients, natural gas and electricity. To help secure supply, we purchase several of our key raw materials under multi-year contracts generally providing for fixed or minimum quantities of materials, or purchase of our full requirements, and predetermined pricing formulae based on various market indices and other factors. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations of raw materials. We rely on unaffiliated third parties to provide our raw materials, a result of which is that raw materials acquisition at economical price levels is an important risk of our business. See “Part I, Item 1A. Risk Factors - Raw Materials Availability and Pricing - The success of our business depends on our ability to successfully source sufficient amounts of the raw materials used in our products at competitive prices, often from a limited number of suppliers, some of whom with we do not have a long-term contract in place” in this Annual Report on Form 10-K for a discussion of the risks associated with our sourcing raw materials.
Phosphate Rock and MGA. MGA, which is purified to produce PPA, is the main raw material for the creation of our downstream salts and acids. We currently purchase the MGA for processing at our Geismar, Louisiana facility through a variety of suppliers, including a contract with Nutrien that expires in July 2021. We also source significant quantities internally from our Coatzacoalcos facility in Mexico, where we typically purchase phosphate rock in order to produce MGA. We upgraded our Coatzacoalcos facility to handle alternative grades of rock, which has increased our internal PPA supply and reduced our dependence on any single supplier. In addition to our primary sources, we have options for other spot suppliers and will continue to qualify and develop additional sources for potential future supply.
Sulfur and Sulfuric Acid. Sulfur is the key raw material used in the production of sulfuric acid, a key raw material used in the production of MGA by the wet method. We produce the vast majority of the sulfuric acid required to operate our Coatzacoalcos facility. Our U.S. needs for sulfuric acid and our Mexican needs for sulfur are handled through contracts with third parties.
Purified Phosphoric Acid. The key raw material input for all of our downstream specialty phosphate salt and specialty phosphoric acid operations is PPA. In addition to purifying MGA to produce PPA internally, we also purchase certain quantities of our PPA supply from third parties to optimize our consumption and net sales, including from Nutrien with whom we have a supply contract for PPA (distinct from the supply contract for MGA) which will expire in July 2021, as well as Euro Maroc Phosphate (Emaphos), with whom we have a supply contract through December 2019. We continue to qualify and develop additional sources of PPA. In 2018, we produced approximately 70% and purchased approximately 30% of our total PPA supply.

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
Environmental and Regulatory Compliance
Certain of our operations involve manufacturing and marketing ingredients for use in food, nutritional supplement and pharmaceutical excipient products, and therefore must comply with U.S. Food and Drug Administration, or FDA, or the U.S. Department of Agriculture, or USDA, regulatory controls and similar regulatory controls of foreign jurisdictions where we have operations or conduct business, as well as good manufacturing practices and the quality requirements of our customers. The regulation of, and legal requirements for, the manufacture and marketing of our products is a changing environment, and those changes may require increased operating costs to develop and implement additional quality assurance and product safety measures. Although there is some harmonization among the regulatory requirements of various jurisdictions, each country’s specific regulatory requirements apply to products imported and marketed in that country. Regulatory systems throughout the world vary in complexity and transparency, as well as the time required to navigate such system in order to enter the subject market. Our growth that involves expansion of existing products into new markets or new products into current or new markets is affected by our ability to establish a recognized regulatory status for such products, to obtain necessary regulatory approvals and achieve and maintain compliance with regulatory requirements. In addition, public perception in the United States, Europe and other markets of products we offer for sale in relation to their safety and other market and legal trends related to “natural”, “organic“ and “clean labeling” in foods also may affect our sales and operations.
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
Further information, including the current status of significant environmental matters and the financial impact incurred for the remediation of such environmental matters, is included in Note 16 (Commitments and Contingencies) of the Notes to Financial Statements in "Part II, Item 8. Consolidated Financial Statements and Supplementary Data" and in “Part I, Item 1A. Risk Factors - Legal, Regulatory and Quality Risks - We are subject to a wide variety of laws, regulations and government policies, including with respect to product quality and labeling and the environment, which may change in significant ways.” and "Evolving Regulatory Standards - Our products may be negatively impacted as a result of evolving regulatory standards." appearing elsewhere in this Annual Report on Form 10-K.
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
Employees
As of December 31, 2018, we had 1,485 employees at our facilities worldwide, of whom 813 were unionized hourly wage employees. We currently employ both union and non-union employees at most of our facilities. We have experienced no work stoppages or strikes at any of our unionized facilities since acquiring them in 2004. We are a party to a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, Local No. 7-765 to January 16, 2020 at the Chicago Heights, Illinois facility; International Union of Operating Engineers, Local No. 369 through April 18, 2019 at the Nashville, Tennessee facility; the Health Care, Professional, Technical, Office, Warehouse and Mail Order Employees Union, affiliated with the International Brotherhood of Teamsters, Local 743 to June 17, 2020 at the Chicago (Waterway), Illinois facility; the United Steelworkers, Local No. 6304 through April 30, 2020 at the Port Maitland, Ontario Canada facility; and the Sindicato de Trabajadores de la Industria Química, Petroquímica, Carboquímica, Gases, Similares y Conexos de la República Mexicana, at the Mexico facilities. The agreement at the Coatzacoalcos, Mexico facility is for an indefinite period, but wages are reviewed every year and the rest of the agreement is subject to negotiation every two years (next scheduled for June 2020).

Executive Officers
The following table and biographical material present information about the persons serving as our executive officers:

Name	Age	Position
Kim Ann Mink	59	Chairman, Chief Executive Officer and President
Han Kieftenbeld	53	Senior Vice President and Chief Financial Officer
William Dunworth	42	Vice President, Corporate Controller and Chief Accounting Officer
Sherry Duff	51	Senior Vice President, Chief Marketing and Technology Officer
Amy Hartzell	43	Senior Vice President, Supply Chain and Purchasing
Joshua Horenstein	42	Senior Vice President, Chief Legal and Human Resources Officer and Corporate Secretary
Mark Santangelo	61	Senior Vice President, Manufacturing, Engineering, and EH&S
Biographical Material
Kim Ann Mink, Ph.D. has been the Chief Executive Officer and President of Innophos since December 2015, a director of Innophos since January 2016 and Chairman of the Board since February 2017. Prior to joining Innophos, she served as Business President of Elastomers, Electrical and Telecommunications at The Dow Chemical Company, or Dow Chemical, from September 2012 to December 2015. Dr. Mink joined Dow Chemical in April 2009 as Global General Manager, Performance Materials and President and Chief Executive Officer of ANGUS Chemical Co. (then a fully owned subsidiary of Dow Chemical). Prior to joining Dow Chemical, Dr. Mink was Corporate Vice President and Global General Manager, Ion Exchange Resins at the Rohm and Haas Company (now a fully owned subsidiary of Dow Chemical), where she spent more than 20 years serving in numerous senior roles with increasing responsibilities. From September 2012 to December 2015, Dr. Mink served as a member of the Board of Advisors of Catalyst Inc. From November 2012 to December 2016, she served as a member of the National Board of Trustees of the ALS Association. In addition, in 2014, Dr. Mink was named to STEMconnector’s 100 Diverse Corporate Leaders in STEM. Since March 2017, Dr. Mink has served as a director and member of the Environmental, Health and safety Committee of PolyOne Corporation, a publicly-traded global provider of specialized polymer materials, services and solutions. Since July 2018, Dr. Mink has served as a director and member of the Audit Committee, Finance Committee and Health, Safety, Environmental and Security Committee of Eastman Chemical Company, a publicly-traded global specialty chemical company. In 2017 and 2018, Dr. Mink was recognized as one of the Top 25 Most Influential Women of the Mid-Market by CEO Connection. Dr. Mink received her B.A. in Chemistry from Hamilton College and a Ph.D. in Analytical Chemistry from Duke University. She is a graduate of the Wharton School of Business Management Program.
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
William Dunworth has been the Vice President, Corporate Controller and Chief Accounting Officer of Innophos since October 2018. Prior to joining Innophos, from September 2012 to October 2018, Mr. Dunworth held positions of increasing responsibility with Pinnacle Foods, Inc., a publicly-traded packaged food company, including most recently serving as Assistant Corporate Controller from October 2016 to October 2018. From 2009 to 2012, Mr. Dunworth held the position of Financial Reporting Manager with Day & Zimmermann, a privately-held provider of construction, engineering, staffing and defense services. Mr. Dunworth began his career at KPMG where he worked from 2005 to 2009. Mr. Dunworth earned a B.S. in Accounting from Rowan University and is a Certified Public Accountant.
Sherry Duff has been the Senior Vice President, Chief Marketing and Technology Officer of Innophos since May 2017. Ms. Duff joined Innophos as Vice President, Chief Marketing Officer in July 2016. Previously, from November 2011 to June 2015, Ms. Duff served as the President and Managing Director of Arista Laboratories, Inc., a U.S. subsidiary of Molins, PLC that provides tobacco testing services. From 1997 to October 2011, Ms. Duff held a series of positions of increasing responsibility at Arch Chemicals, Inc., global biocides company, including most recently as its Director, Strategic Planning, Business Development & Government Affairs. Ms. Duff received BS degree in Chemistry from the University of Connecticut and her MBA degree from Rensselaer Polytechnic Institute at Hartford.
Amy Hartzell has been the Senior Vice President, Supply Chain and Purchasing at Innophos since May 2017. Ms. Hartzell joined Innophos as Vice President, Supply Chain and Purchasing in April 2016. She worked at Dow Chemical Company from 2009 to March 2016, serving in positions of increasing responsibility, including most recently as its Global Director, Corporate Supply Chain Center of Excellence. Ms. Hartzell began her career at Rohm and Haas Company in 1997, serving in positions of increasing responsibility until Rohm and Haas Company was acquired by Dow Chemical Company. Ms. Hartzell earned a BS from Lehigh University and an MBA from La Salle University.
Joshua Horenstein is the Senior Vice President, Chief Legal and Human Resources Officer and Corporate Secretary of Innophos. Mr. Horenstein has been the Senior Vice President, Chief Legal Officer and Corporate Secretary of Innophos since May 2017. Mr. Horenstein has been the Chief Human Resources Officer of Innophos since September 2018. Mr. Horenstein was Vice President, Chief Legal Officer and Corporate Secretary from September 2016 to May 2017, and acting Vice President, Chief Legal Officer and Corporate Secretary from March 2016 to September 2016. Mr. Horenstein served as interim Chief Human Resources Officer from September 2017 through February 2018. Mr. Horenstein joined Innophos in 2010 as Corporate Counsel and M&A Attorney and has since held various legal positions of increasing responsibility. Before joining Innophos, Mr. Horenstein practiced law at several leading law firms, including Ballard Spahr, LLP, Pepper Hamilton, LLP and Flaster/Greenberg P.C. and was also Vice President and Chief Legal Officer at Rock Your Phone, Inc., a technology start-up company. Mr. Horenstein received his law degree from the University of Pennsylvania Law School and he holds bachelor degrees in Economics and Political Science from Penn State University.
Mark Santangelo has been the Senior Vice President, Manufacturing, Engineering, and EH&S of Innophos since May 2017. At the time of joining Innophos, Mr. Santangelo was serving as an independent operations and supply chain consultant to the specialty chemical industry. Previously, from December 2014 to May 2016, Mr. Santangelo held the position of Vice President, Global Operations and Supply Chain at Arizona Chemical Company, an international specialty chemical company. Prior to Arizona Chemical, Mr. Santangelo spent more than 30 years at Ashland Inc., an international specialty chemical company serving in positions of increasing responsibility with the last 8 years as Vice President Global Supply Chain. Mr. Santangelo earned his BS and MS degrees, each in chemical engineering, from Villanova University.
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

Our ability to maintain and increase profitability depend to a large extent upon our ability to price our products at a level that will cover manufacturing and raw material costs and provide an acceptable profit margin. Our ability to maintain appropriate price levels and the related margins is determined by a number of factors largely beyond our control, such as the economic conditions of the geographic regions in which we conduct business, raw materials availability and pricing, competitive factors, adoption of new regulations in the U.S. and other jurisdictions in which we do business and customer preferences impacting use of our products, each of which is discussed further below. Any of the foregoing factors may materially and negatively impact our ability to increase profitability as part of our Vision 2022 growth plan. In addition, a key component of our Vision 2022 growth plan is inorganic growth through acquisitions. If we are unable to identify acquisition targets that are consistent with our growth plan, or if we are unsuccessful in acquiring those acquisition targets that we do identify, our ability to increase profitability as part of our Vision 2022 growth plan may be materially and adversely affected.
Raw Materials Availability and Pricing - The success of our business depends on our ability to successfully source sufficient amounts of the raw materials used in our products at competitive prices, often from a limited number of suppliers, some of whom with we do not have a long-term contract in place.
We may not be able to source sufficient amounts of the raw materials used in our products, including intermediate products we source to produce our products, at competitive prices, or at all, which may materially and negatively impact our business.
We rely on unaffiliated third parties to provide our raw materials. Most of our raw materials are supplied to us by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. Failure of our suppliers to maintain sufficient capability to meet changes in demand or quality, or to overcome unanticipated interruptions in their own sources of supply due to their own supplier’s performance failures or force majeure conditions, such as disaster or political unrest, may prevent them from continuing to supply raw materials as we require them, or at all. Our inability to obtain sufficient quantities of sole or limited source raw materials or to develop alternative sources on a timely basis if required could result in increased costs in our operations, which may be material, and may negatively impact our ability to properly maintain our existing level of operations.
Our raw materials are purchased under supply arrangements that vary from multi-year supply agreements to short term agreements. We also rely on spot suppliers. As a result, we are subject to risks that we may not be able to secure the raw materials needed for our products on favorable terms, or at all. We cannot be sure that the annual or other periodic contracts we have in place for our raw materials can be renewed at all or on similar terms to the current terms. In addition, with respect to those suppliers with whom we do have long-term agreements, we cannot be certain that our suppliers will not seek to terminate, modify or disrupt performance under such agreements. We do not have long-term pricing commitments in place for certain raw materials, including sulfur at our Mexican plant.
Various market conditions beyond our control can affect the price and supply of our raw materials, including the price and supply of phosphate rock and sulfur. Prices for phosphate rock and sulfur have historically experienced periodic significant fluctuations. Likewise, the cost of natural gas is often positively correlated with petroleum prices. We typically purchase natural gas at spot market prices for use at our facilities, and our business has, from time to time, been negatively impacted by wide fluctuations in natural gas prices. Recently, energy costs in Mexico increased substantially in the second half of 2018, and this trend has continued into 2019. We do not have long-term pricing commitments in place with respect to our energy needs at our Mexican plant. With respect to those supply agreements we have in place with pricing that is set according to predetermined formulae dependent on price indices or market prices or, with respect to some shorter term contracts, by negotiation with reference to market conditions, the prices we pay under such contracts will generally lag the underlying market prices of the raw material, which exposes us to risks in the event the cost of the raw materials decreases quickly. With respect to those supply agreements we have in place with fixed annual pricing, although such contracts provide us price certainty and protection against increases in the market cost of such materials, they expose us to risks in the event that the cost of such materials decreases. We do not engage in any significant futures or other derivative contracts to hedge against fluctuations in the price of raw materials. Increased raw material pricing may adversely affect our margins if we are not able to offset costs with sales price increases. See “Competition - The success of our business depends on our ability to successfully compete in competitive markets” below.
Our phosphates-based business can be affected by the availability and cost of phosphate rock. Although there are multiple available global suppliers to supply phosphate rock to our Coatzacoalcos, Mexico site, in 2019, we expect the majority of our phosphate rock requirements to come from a limited number of these suppliers, thus exposing us to risks if any such supplier experiences a significant disruption.
Supply Chain Initiatives - Our recent supply chain initiatives may result in additional challenges.
We have recently undertaken significant initiatives in order to reduce the concentration of our supply chain. We have undertaken these initiatives in order for us to be able to utilize multiple MGA sources, increase our internal PPA supply, reduce our dependence on any single supplier or other third party, and lower our overall cost structure. Although we believe these initiatives will reduce the risks associated with reliance on a limited number of suppliers, such initiatives may present additional challenges that we will need to address in order to fully realize the anticipated benefits of these initiatives.
Our Coatzacoalcos facility was upgraded to handle alternative grades of rock, and our Geismar facility was upgraded to handle multiple sources of MGA, in each case without adversely affecting operating efficiency. Further investment may be required to realize the full benefits of improved process flexibility, including to address process efficiency issues which may arise over longer time periods as the plants processes raw materials from various sources. In addition, we may experience operational and logistical challenges as we attempt to increase production at our Coatzacoalcos and Geismar facilities. These challenges may in turn require further capital expenditures. As we continue to rely more on our Coatzacoalcos and Geismar facilities, any material disruption to production at such facilities may present further challenges to the supply chain initiatives we have previously undertaken.
We face new operational and logistical challenges as we operate our Geismar plant in a more self-reliant manner. We must source MGA from a variety of suppliers to support our Geismar facility and ensure all such sources provide the quality of MGA required, in a timely manner and at an acceptable cost. Any issues with the MGA quality may negatively impact the quality of the PPA that we produce. We must coordinate the logistics of efficiently transporting MGA to our Geismar plant and receiving and processing such MGA. We must continue to operate our deep well injection system at our Geismar plant to handle the co-product separated at the site efficiently and in accordance with applicable law. Any disruption in any of these activities may have a negative impact on our business.
If the anticipated benefits of our supply chain initiatives undertaken to date or any future supply chain initiatives or manufacturing optimization initiatives are not fully realized, we may not achieve the lower cost structure anticipated as a result of the substantial capital expenditures undertaken in connection with such initiatives.
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
Our operations are subject to currency fluctuation transaction risks. We may from time to time be at a competitive disadvantage as a result of the strengthening of the U.S. Dollar, which can place us at a competitive disadvantage with respect to our foreign competitors selling competing products into the markets to which we sell our products. In addition, we may from time to time be at a competitive disadvantage as a result of U.S. tariff and free trade agreements. We may be negatively impacted if tariffs on foreign imports into the United States apply to raw material we source and the countries from which we them. Any such tariffs may encourage our customers to source products from non-US suppliers. In addition, any such U.S. tariffs may increase competition in markets outside of the United States in which we compete if our competitors divert products from the United States to such markets as a result of the U.S. tariffs.
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

We are subject to commercial risks in connection with our focus on growing our Food, Health and Nutrition portfolio. Our two acquisitions in 2017 focused on companies with significant nutritional ingredient portfolios. We expect to continue to evaluate opportunities to grow our nutritional ingredient portfolio. We may not be successful in identifying targets consistent with our growth plan, and we may not be successful in acquiring those targets that we do identify. Our ability to acquire, develop and commercialize nutritional ingredients depends on, among other factors, our ability to adjust to market and consumer trends, effectively compete in the competitive dietary supplement market, generate and grow our brand recognition, conduct studies to generate the data needed to support noted benefits and differentiate our nutritional ingredients and protect our associated intellectual property, including our trademarks. We may not be able to fully commercialize and grow those nutritional ingredients that we acquire or develop internally as a result of any of the foregoing factors, which could materially and negatively impact our business.
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
Legal, Regulatory and Quality Risks - We are subject to a wide variety of laws, regulations and government policies, including with respect to product quality and labeling and the environment, which may change in significant ways.

Our business is subject to regulation under a wide variety of laws, rules and regulations in each jurisdiction in which we have production operations (United States, Canada, Mexico and China) or conduct business, including the European Union. Our inability to maintain compliance with these evolving laws, rules and regulations would adversely affect the regulatory status of our products and facilities and adversely affect our results of operations, financial position and cash flows.

Failure to maintain compliance with the laws, rules and regulations applicable to the products we sell may have a material and adverse effect on our Company. The products we sell are required to have an approved regulatory status in each jurisdiction in which we market the products. Failure to establish a recognized regulatory status, including in new markets and with respect to new products for which we have limited experience, could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Many of our products are ingredients in foods, nutritional supplements or pharmaceutical excipients that are used in finished products consumed or used by humans or animals and accordingly are subject to applicable food safety laws. Food products are highly regulated, and the laws, rules and regulations of the various jurisdictions in which we operate frequently are not harmonized. We are subject to a number of risks if we are unable to achieve and maintain compliance with evolving food safety laws. These risks are particularly prevalent as we continue to grow our Food, Health and Nutrition portfolio, including through acquisitions. Establishing a regulatory status for our products includes ensuring that any product claims we make are appropriately substantiated. Failure to establish appropriate substantiation for any such product claims, including products that we acquire through acquisitions, could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Worldwide regulatory trends toward increasing regulation of food safety factors to reduce risks, adoption of increased food defense measures and prevention of economic adulteration of food particularly through supply chain management may increase our operating costs. For example, in 2011, the United States enacted the Food Safety Modernization Act, or FSMA, which mandates comprehensive, prevention-based controls by food processors to protect the U.S. food supply and provides the FDA with new enforcement authority. The FDA, pursuant to the FSMA, continues to promulgate and finalize the FSMA by implementing regulations. We are subject to substantial risks if we fail to maintain compliance with evolving FSMA requirements and comparable food regulatory requirements in other jurisdictions in which we do business, including enforcement actions, fines, the rescission or denial of operating permits, and other penalties. We are also subject to the increased costs associated with maintaining compliance with such regulatory requirements. In addition, in the United States and other jurisdictions where we conduct business, our products are subject to strict good manufacturing practice, or GMP, regulations established by the FDA and comparable foreign authorities. Compliance with such GMP regulations is costly, and failure to comply could lead to enforcement actions and harm our business. We are also subject to periodic inspection by federal, state, local and foreign authorities with jurisdiction over our operations and product markets, including, but not limited to the FDA and its foreign counterparts. If any non-compliance is identified during any such inspection, we could be subject to enforcement actions, fines and other penalties.

Establishing a regulatory status for our products frequently depends on our ability to confirm that our suppliers are complying with quality and regulatory requirements with respect to the raw materials provided to us. Failure to adequately evaluate, qualify and monitor our suppliers for compliance with evolving quality and regulatory requirements may impact the regulatory status of products we sell, thereby subjecting us to enforcement actions, fines and penalties or the assertion of private litigation claims and damages.

Our customers continue to adopt and refine supplier qualification programs and related raw material quality standards designed to ensure their compliance with stringent regulatory standards. Frequently, our customers adopt quality standards that are more stringent than legal requirements. Any failure to comply with our customers’ supplier qualification programs and related quality standards may result in costly customer claims and lost business.

Failure to maintain compliance with the environmental, health and safety laws, rules and regulations applicable to our Company in each jurisdiction in which we operate may have a material and adverse effect on our Company. Our operations involve the use, handling, processing, storage, transportation and disposal of hazardous materials. As a result, we are subject to comprehensive and frequently changing environmental and other regulatory requirements. Our operations also expose us to the risk of claims for environmental remediation and restoration or for exposure to hazardous materials. Our production facilities require various operating permits that are subject to periodic renewal or modification. Violations of environmental laws, regulations or permits may result in restrictions being imposed on operating activities, substantial fines, penalties, damages, the rescission or denial of operating permits, third-party claims for property damage or personal injury, or other costs. Some existing environmental laws and regulations impose liability and responsibility on present and former owners, operators or users of facilities and sites for contamination at those locations without regard to causation or knowledge of contamination. Many of our sites have an extended history of industrial use, which may expose us to liability. Currently, we are involved in several compliance and remediation efforts and agency inspections concerning health, safety and environmental matters, the outcome of which cannot be predicted with certainty. Soil and groundwater contamination have been detected at some of our sites, and additional contamination might occur or be discovered at these sites or other sites (including sites which we might acquire or to which we may have sent hazardous waste) in the future, which could expose us to liability. For example, future environmental spending is probable at our site in Nashville, Tennessee, as discussed further in Note 16 (Commitments and Contingencies) of the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. We continue to investigate, monitor and/or clean-up contamination at most of these sites. In addition, in 2017, we reached an agreement with federal and Louisiana authorities with respect to alleged non-compliance at our Geismar, Louisiana facility. This settlement agreement included a fine and subjects us to ongoing compliance obligations, including with respect to our implementation of a government-approved deep well injection system at the plant to handle the co-product separated at the site. If we fail to comply with the ongoing compliance obligations associated with this deep well injection system, we could be forced to develop alternative solutions for handling the subject co-product, which alternatives may be costly and time-consuming, and we could face additional fines and other penalties. Due to the uncertainties associated with environmental investigations, clean-ups and other obligations, as well as the ongoing nature of the investigations, clean-ups and other obligations at our sites, we cannot predict precisely the nature, cost, and timing of our future remedial obligations with respect to our sites.
Evolving Regulatory Standards - Our products may be negatively impacted as a result of evolving regulatory standards.

The laws, rules and regulations pertaining to the required regulatory status of our products evolve frequently. There can be no assurance that such laws, rules and regulations will not evolve in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright.

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

A number of states within the United States, and Canada (countrywide), have effectively banned the use of phosphate-based products in consumer automatic dishwashing detergents. In addition, the European Union enacted legislation to effectively ban phosphates in consumer detergents with a first phase that began in 2013, and in Australia an industry-led voluntary phosphate ban took effect in 2014. These trends and related changes in consumer preferences have already reduced our requirements for automatic dishwashing markets and we have responded with a shift in our capabilities to serve other food and industrial applications. Furthermore, although phosphates are still permitted for consumer detergent applications in many Latin American countries and other parts of the world, we cannot be sure that similar bans may not be implemented in some or all of these markets in the future or that additional customers will not reformulate their products to reduce STPP content in an effort to market a reduced phosphate content product line. We expect some detergent grade STPP reformulation in 2019, which will adversely affect our financial results.

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

We have production operations in Canada, China and Mexico. We evaluate business opportunities that may expand our operations to other areas beyond our current operations. We believe that revenue from sales outside the United States will continue to account for a material portion of our total revenue for the foreseeable future. There are inherent risks in international operations, including currency fluctuations and devaluations, economic and business conditions that differ from U.S. cycles, divergent social and political conditions that may become unsettled or even disruptive, communication and translation delays, errors due to cultural and language barriers, less predictable outcomes from differing legal and judicial systems, and energy cost volatility. Risks to our

Canadian operations include a differing federal and provincial regulatory environment from that in the United States, currency fluctuations and devaluations and the effects of the updated free trade arrangement between the United States, Canada and Mexico. Among the additional risks potentially affecting our Chinese operations are risks associated with complying with China’s regulatory requirements, changes in local economic conditions, currency devaluations, and potential disruption from socio-political activities in that country. Among the additional risks potentially affecting our Mexican operations are changes in local economic conditions, currency devaluations, the effects of the updated free trade arrangement between the United States, Canada and Mexico, potential disruption from socio-political violence in that country, energy cost volatility, and difficulty in contract enforcement due to differences in the Mexican legal and regulatory regimes compared to those of the United States. In the event that we establish operations in additional regions, our exposures to risks from the noted causes and from other as yet unknown causes may increase.

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

We depend on our information technology systems for the efficient functioning of our business, including accounting, sales and order processing, data storage, compliance, purchasing and inventory management. Although we attempt to mitigate interruptions to these systems, we may experience unanticipated interruptions, including in connection with implementing certain upgrades to these systems. In addition, we may experience difficulties in operating our business during an upgrade. Further, we may experience difficulties as we integrate acquired businesses onto our systems. Any such disruption to these systems could disrupt our business, including our ability to timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. In addition, we may not be able to repair any disruption to our systems in an efficient and timely manner.

Increased global cybersecurity vulnerabilities, threats and sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers', partners', suppliers' and third-party service providers' respective products, systems and networks and the confidentiality, availability and integrity of our and our customers' data. Although we attempt to mitigate these risks by employing a number of measures, we remain potentially vulnerable to additional known or unknown threats. We may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer-imposed controls, including the California Data Protection Act and the European Union’s General Data Protection Regulation. Any failure to maintain compliance with these laws, regulations and controls may result in fines, third-party claims and other penalties. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, costly and time-consuming remediation or increased protection actions, litigation or regulatory action.
Acquisition Risks - Any acquisitions or divestitures we make could disrupt our business and not produce the expected benefits of such transaction.

We continue from time to time to consider certain acquisitions or divestitures. Acquisitions and divestitures involve numerous risks, including identifying attractive target acquisitions, successfully acquiring those identified targets, undisclosed risks affecting the target, difficulties integrating acquired businesses, the assumption of unknown liabilities, potential adverse effects on existing business relationships with current customers and suppliers and overall increased demand on our employees' time and resources.

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

We have approximately $245 million of total intangible assets at December 31, 2018, consisting of $153 million of goodwill and $92 million of other intangible assets. Additionally, we have approximately $240 million of long-lived assets at December 31, 2018.

We perform an annual impairment assessment for goodwill and our indefinite-lived intangible assets, and as necessary, for other long-lived assets. If the results of such assessments were to show that the fair value of these assets were less than the carrying values, we could be required to recognize a charge for impairment of goodwill and/or long-lived assets and the amount of the impairment charge could be material. Based on the results of the annual assessment, we concluded that as of December 31, 2018, the fair value of all of our reporting units was greater than their carrying value.

Even though it was determined that there was no additional goodwill impairment as of December 31, 2018, the future occurrence of a potential indicator of impairment, such as a significant adverse change in the business climate that would require a change in our assumptions or strategic decisions made in response to economic or competitive conditions, could require us to perform an assessment prior to the next required assessment date during the fourth quarter of 2019.
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
Our headquarters are located in Cranbury, New Jersey, with manufacturing facilities strategically located throughout the United States, Canada, Mexico and China. We do not own and are not responsible for any closed U.S. or Canadian elemental phosphorus or phosphate production sites. Our properties located in the United States, Canada, Mexico, and Brazil are utilized in all three reporting segments. Our properties in China are only utilized in our Food, Health and Nutrition segment.

Facility Type	Location	Owned or Leased
Corporate Headquarters / Research & Development	Cranbury, NJ	Leased
Manufacturing	Chicago Heights, IL	Owned
Manufacturing	Nashville, TN	Owned
Manufacturing	Port Maitland, Ontario, Canada	Owned
Manufacturing	Geismar, LA	Owned
Manufacturing	Ogden, UT	Leased
Manufacturing / Research & Development / Administrative	North Salt Lake, UT	Owned
Manufacturing	Green Pond, SC	Owned
Manufacturing	Chicago (Waterway), IL	Owned
Warehouse	Chicago Heights, IL	Leased
Administrative	East Hanover, NJ	Leased
Manufacturing	East Hanover, NJ	Leased
Administrative	Brattleboro, VT	Leased
Manufacturing	Coatzacoalcos, Veracruz, Mexico	Owned
Manufacturing	Mission Hills, Guanajuato, Mexico	Leased
Administrative	Mexico City, Mexico	Leased
Administrative	Mississauga, Ontario, Canada	Leased
Manufacturing	Taicang City, China	Leased
Administrative	Xi'an, China	Leased
Administrative	Sao Paulo, Brazil	Leased

ITEM 3.	LEGAL PROCEEDINGS
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
The number of holders of record of our common stock at February 19, 2019 was 8,602.
Dividends
Consistent with the determination our Board of Directors made in December 2006, we continue to declare and pay quarterly dividends. The Company declared a $0.48 per share dividend in the first quarter of 2019. The quarterly dividend has been $0.48 per share since August 2014. Subject to action by the Board of Directors, management’s present policy is to recommend dividends be continued, reflecting its judgment at the present time that stockholders are better served if we distribute to them, as quarterly dividends payable at the discretion of the Board of Directors, a portion of the cash generated by our business in excess of our expected cash needs rather than retaining or using the cash for other purposes. Our expected cash needs include operating expenses and working capital requirements, interest and principal payments on our indebtedness, capital expenditures, costs associated with being a public company, taxes and other costs. If our financial needs change, management’s recommendations concerning dividends may also change.
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
Issuer Purchases of Equity Securities
The Company did not have any share repurchases on the open market during 2018. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. In December 2018, the Company reacquired an aggregate of 14,891 shares at a price of $24.53 per share in connection with the surrender of restricted shares by employees for tax purposes.

Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Standard & Poor’s ("S&P") 500 Index. This graph covers the period from December 31, 2013 through December 31, 2018 (the last trading day of our fiscal year). The graph shows total shareholder return assuming $100 was invested on December 31, 2013 and dividends were reinvested.

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

	(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)
	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of operations data:
Net sales	$801,842	$722,024	$725,345	$789,147	$839,186
Cost of goods sold	658,451	572,995	574,953	645,818	651,722
Gross profit	143,391	149,029	150,392	143,329	187,464
Operating expenses:
Selling, general and administrative	81,101	82,301	67,413	87,067	75,959
Research and development	5,076	3,733	3,739	4,502	4,649
Total operating expenses	86,177	86,034	71,152	91,569	80,608
Operating income	57,214	62,995	79,240	51,760	106,856
Interest expense, net	13,523	7,008	7,669	7,518	4,354
Foreign exchange (gains) losses, net	528	(578)	1,111	3,882	5,085
Other income, net	(69)	(72)	142	237	61
Income before income taxes	43,232	56,637	70,318	40,123	97,356
Provision for income taxes	7,161	34,192	22,347	13,777	32,895
Net income	$36,071	$22,445	$47,971	$26,346	$64,461
Allocation of net income to common shareholders	$35,940	$22,369	$47,683	$26,274	$64,324
Per share data:
Income per share:
Basic	$1.84	$1.15	$2.47	$1.31	$2.96
Diluted	$1.82	$1.13	$2.44	$1.29	$2.91
Cash dividends declared	$1.92	$1.92	$1.92	$1.92	$1.76
Weighted average shares outstanding:
Basic	19,518,366	19,444,795	19,271,448	20,032,300	21,753,270
Diluted	19,760,259	19,733,410	19,581,476	20,323,385	22,121,903

	(Dollars in thousands)
	Year Ended December 31,
	2018	2017	2016	2015	2014
Other data:
Cash flows provided from (used in):
Operating activities	$73,612	$73,989	$139,109	$98,926	$126,781
Investing activities	(33,970)	(184,830)	(36,599)	(31,699)	(29,398)
Financing activities	(48,227)	86,542	(67,072)	(86,018)	(94,042)
Capital expenditures	56,745	34,859	36,599	31,699	27,955

	(Dollars in thousands)
	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance sheet data:
Cash and cash equivalents	$20,197	$28,782	$53,487	$17,905	$36,207
Accounts receivable, net	102,564	100,820	77,692	79,743	90,551
Inventories	180,203	145,685	128,295	172,667	184,621
Property, plant & equipment, net	240,235	219,297	205,459	199,494	198,988
Total assets	815,154	785,169	643,011	669,553	728,411
Total debt	300,000	310,009	185,000	213,002	136,005
Total stockholders’ equity	$335,515	$333,559	$347,226	$333,260	$463,007
Items included in the preceding tables which had a significant impact on results are summarized as follows:
2018 included value chain transition costs of approximately $10.2 million ($9.7 million in cost of goods sold and $0.5 million in selling, general and administrative expense), $5.4 million of tax benefit related to the U.S. Tax Cuts and Jobs Act of 2017 and liabilities of approximately $10.3 million and $30.4 million in current and long-term liabilities, respectively, related to deferred income on a sale/leaseback transaction and vendor contract termination fee. 2017 included the acquisitions of Novel Ingredients and NutraGenesis (included in our Food, Health and Nutrition segment), increasing investing activities by approximately $151.1 million, and $17.3 million tax expense due to the enactment of the U.S. Tax Cuts and Jobs Act of 2017. 2016 included restructuring costs of approximately $1.5 million before tax ($0.2 million in cost of goods sold and $1.3 million in selling, general and administrative expense). 2015 included management transition expenses and restructuring costs of approximately $20.4 million before tax ($3.3 million in cost of goods sold and $17.1 million in selling, general and administrative expense) and the Company's stock repurchase program which increased financing activities by $125.0 million, which was partially offset by increased borrowings.

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
2018 Overview
Our financial performance in 2018 was highlighted by:

•	Net sales of $801.8 million compared to $722.0 million for 2017, an increase of 11.1% or $79.8 million due to:

◦	$72.4 million revenue increase from the Novel Ingredients and NutraGenesis acquisitions that were completed in the latter part of 2017;

◦	$7.4 million revenue growth in the base business on higher selling prices that exceeded lower volumes;

•	Increased input costs of $29.3 million due to higher market prices for key raw materials, energy and freight;

•	$10.2 million of value chain transition costs;

•	Net income of $36.1 million, a 61% increase versus 2017 largely due to provisional U.S. tax reform charges in 2017;

•	Capital expenditures of $56.7 million, up 63% versus 2017 primarily due to investments in the value chain and manufacturing optimization program;

•	Total year dividends of $1.92 per share paid on the common stock in 2018, same as 2017 dividend payments;

•
Operating cash flow of $73.6 million, down 1% compared to 2017, due to inventory increases to support the value chain transition and higher interest and taxes paid, which were mostly offset by a $20 million Nutrien payment;

•
Free cash flow (net cash provided from operating activities plus cash used for capital expenditures plus cash received from sale leaseback transactions) of $39.6 million, up 1% versus 2017 as $23 million of sale leaseback proceeds exceeded the effects of lower operating cash flow and higher capital expenditures; and

•	A decrease in net debt (current and long-term debt less cash and cash equivalents) of $1.4 million.
2019 Outlook
Overall market conditions and the competitive landscape in 2019 are expected to be similar to 2018.
Revenues are expected to be largely in line with 2018 revenue of $802 million and approximately equally split between H1 and H2. The underlying base business is expected to remain stable.

•	Positive year-over-year contributors to 2019 revenue are expected to be:

•	Selling price increases with a particular focus on Food, Health and Nutrition,

•	New product development wins, and

•	New business gains.

•	These gains are expected to be offset by:

•	The discontinuation of lower-margin FHN nutrition trading business in 2018,

•	Lower co-product sales in the Other segment due to efficiency improvements delivered from the strategic value chain initiative, and

•	Indirect tariffs pressure from competition redirecting mostly technical grade product to international markets. The Company anticipates limited direct impact on its North American sales.

•	Positive year-over-year contributions to 2019 earnings are expected from:

•	Selling price increases,

•	Margin contribution from business gains and new product development, and

•	The strategic value chain program.

•	These gains are expected to be partly offset by:

•	Input cost increases for raw materials and freight, and

•	Higher costs related to the Mexico energy supply shortages, that are expected through H1 2019.

From a GAAP and cash perspective, the expectation is that costs will be higher during H1 2019.
Capital investments are expected to be in line with 2018 to finalize the value chain and manufacturing optimization program that commenced in 2018. Average working capital is estimated to remain in line with 2018.

The Company expects its effective tax rate to operate in the 28-32% range.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Year Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Net sales	$801.8	100.0	$722.0	100.0	$725.3	100.0
Cost of goods sold	658.4	82.1	573.0	79.4	574.9	79.3
Gross profit	143.4	17.9	149.0	20.6	150.4	20.7
Operating expenses:
Selling, general and administrative	81.1	10.1	82.3	11.4	67.5	9.3
Research & development	5.1	0.6	3.7	0.5	3.7	0.5
Operating income	57.2	7.1	63.0	8.7	79.2	10.9
Interest expense, net	13.5	1.7	7.0	1.0	7.7	1.1
Foreign exchange (gains) losses, net	0.6	0.1	(0.5)	(0.1)	1.1	0.2
Other income, net	(0.1)	—	(0.1)	—	0.1	—
Provision for income taxes	7.1	0.9	34.2	4.7	22.3	3.1
Net income	$36.1	4.5	$22.4	3.1	$48.0	6.6

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the year ended December 31, 2018 were $801.8 million, an increase of $79.8 million, or 11.1%, as compared to $722.0 million for 2017 with prices up 3.9% and volumes up 7.2%. The high volumes were driven by a 10.0% increase resulting from acquisitions made during the second half of 2017, which was partially offset by a decrease of 2.8% primarily in the less differentiated portion of the base business. Food, Health and Nutrition sales were up 20.9%, or $82.9 million, with selling prices higher by 2.6%, or $10.3 million, and volume higher by 18.3%, or $72.6 million. The 2017 acquisitions contributed $70.3 million, or 18.2%, of the volume growth and the base business was up 0.1% in volume while contributing 2.1% of the higher pricing. Industrial Specialties sales were down 0.8%, or $2.1 million, with volumes lower by 5.4%, or $14.3 million, but selling prices higher by 4.6%, or $12.2 million. Other sales were lower by 1.5%, or $1.0 million, with volume lower by 11.1%, or $7.0 million, due to higher commodity fertilizer sales in the prior year period, but prices higher by 9.6%, or $6.0 million.
The Company calculates pure selling price dollar variances as the selling price for the current year period minus the selling price for the prior year period, and then multiplies the resulting selling price difference by the prior year period volume. Volume variance is calculated as the total sales variance minus the selling price variance and refers to the revenue effect of changes in tons sold at the relative prices applicable to the variation in tons, otherwise known as volume/mix. The following table illustrates for the year ended December 31, 2018 the percentage changes in net sales by reportable segment compared with the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	2.6%	18.3%	20.9%
Industrial Specialties	4.6%	(5.4)%	(0.8)%
Other	9.6%	(11.1)%	(1.5)%
Total	3.9%	7.2%	11.1%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the year ended December 31, 2018 was $143.4 million, a decrease of $5.6 million, or 3.8%, as compared to $149.0 million for 2017. Gross profit as a percentage of net sales decreased to 17.9% for the year ended December 31, 2018, versus 20.6% for 2017.

The following table outlines the factors resulting in the year on year change in gross profit in fiscal 2018.

$ (in millions)
Higher selling prices	$28.5
Higher sales volume	13.4
Effects of adjustments related to the application of purchase accounting (a)	4.3
Lower Operational Excellence initiatives expense	3.2
Higher raw materials costs (b)	(24.3)
Higher manufacturing cost	(12.9)
Higher value chain transition costs	(9.4)
Higher depreciation and amortization	(5.7)
Higher natural gas cost at our Coatzacoalcos, Mexico manufacturing facility	(5.0)
Other (c)	2.3
$(5.6)
(a) Represents expense recorded in 2017 related to the write-up to fair market value of inventories acquired as a result of the Novel acquisition.
(b) Primarily sulfur and MGA.
(c) Primarily lower annual maintenance outage expense at our manufacturing facilities.
Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative expenses and research and development expenses. Operating expenses for the year ended December 31, 2018 were $86.2 million, an increase of $0.2 million, or 0.2%, as compared to $86 million for 2017. The increase was mainly due to acquisitions included in the current year cost base partially offset by lower strategic project expenses and lower depreciation.
Operating Income
Operating income for the year ended December 31, 2018 was $57.2 million, a decrease of $5.8 million, or 9.2%, as compared to $63 million for 2017. Operating income as a percentage of sales decreased to 7.1% for 2018 from 8.7% for 2017.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the year ended December 31, 2018 was $13.5 million, an increase of $6.5 million, or 92.9%, as compared to $7.0 million for 2017. The increase was primarily due to higher market interest rates and a higher average loan balance due to the 2017 acquisitions.
Foreign Exchange
Foreign exchange for the year ended December 31, 2018 was a loss of $0.5 million as compared to a gain of $0.6 million for 2017. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. Consequently, foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as value added tax, or VAT, receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. As the U.S. Dollar strengthened throughout 2018 versus the Mexican Peso and the Canadian Dollar, the remeasurement of the net foreign asset denominated balances contributed to a net foreign exchange loss for 2018. Conversely, as the Mexican Peso was strengthening in 2017, the Company realized a net foreign exchange gain.
Provision for Income Taxes
The effective income tax rate was 17% for the year ended December 31, 2018 compared to 60% for 2017. The most significant variance in the effective tax rate was due to the provisions of the U.S. Tax Cuts and Jobs Act of 2017 which decreased the tax rate by 430 basis points year over year. The two primary components of this 430 basis points decrease in the tax rate were: (1) the one-time transition tax on the mandatory deemed repatriation of foreign earnings of certain non-U.S.

subsidiaries which decreased the tax rate by 290 basis points year over year, and (2) the remeasurement of certain U.S. deferred tax assets and liabilities, based on the enacted rates, which decreased the tax rate by 160 basis points year over year.
Net Income
Net income for the year ended December 31, 2018 was $36.1 million, an increase of $13.7 million, as compared to $22.4 million for 2017, due to the factors described above.

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
The following table outlines the factors resulting in the year on year change in gross profit in fiscal 2017.

$ (in millions)
Lower raw material costs (a)	$34.9
Novel Ingredients and NutraGenesis results	2.4
Lower manufacturing costs	2.2
Lower selling prices	(28.4)
Lower sales volume	(6.8)
Effects of planned maintenance outages	(4.3)
Phase 2 Operational Excellence initiatives expense	(3.2)
Higher depreciation expenses	(1.3)
Other (b)	3.1
$(1.4)
(a) Mainly phosphate rock and MGA.
(b) Primarily consists of a 2016 planned maintenance charge and GTSP lower of cost or market reserve.

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

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and, as of the first quarter of 2017, has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition; (2) Industrial Specialties; and (3) Other. The new reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and EBITDA. The following table sets forth the historical results of these indicators by segment for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Segment Net Sales
Food, Health and Nutrition	$480,166	$397,298	$376,672
Industrial Specialties	260,605	262,704	278,284
Other	61,071	62,022	70,389
Total	$801,842	$722,024	$725,345
Net Sales % Growth
Food, Health and Nutrition	20.9%	5.5%	(4.6)%
Industrial Specialties	(0.8)%	(5.6)%	(12.9)%
Other	(1.5)%	(11.9)%	(5.8)%
Total	11.1%	(0.5)%	(8.1)%
Segment EBITDA
Food, Health and Nutrition	$61,791	$67,156	$78,128
Industrial Specialties	34,124	33,833	36,029
Other (a)	5,771	3,060	1,309
Total	$101,686	$104,049	$115,466
Segment EBITDA % of net sales
Food, Health and Nutrition	12.9%	16.9%	20.7%
Industrial Specialties	13.1%	12.9%	12.9%
Other (a)	9.4%	4.9%	1.9%
Total	12.7%	14.4%	15.9%
Depreciation and amortization expense
Food, Health and Nutrition	$28,695	$24,212	$20,269
Industrial Specialties	14,347	13,863	12,645
Other	1,889	2,329	4,565
Total	$44,931	$40,404	$37,479

(a)	The year ended December 31, 2016 includes a $1.5 million charge to earnings for restructuring costs.
A reconciliation of net income to EBITDA follows:

	2018	2017	2016
Net income	$36,071	$22,445	$47,971
Provision for income taxes	7,161	34,192	22,347
Interest expense, net	13,523	7,008	7,669
Depreciation and amortization	44,931	40,404	37,479
EBITDA	$101,686	$104,049	$115,466

Segment Net Sales:
Food, Health and Nutrition net sales increased 20.9% for the year ended December 31, 2018 compared with the same period in 2017. Average selling prices increased by 2.6%, due primarily to the base business, and volumes increased 18.3% due primarily to the contribution of the Novel and NutraGenesis acquisitions purchased in the latter part of 2017. Net sales increased 5.5% for the year ended December 31, 2017 compared with the same period in 2016. Average selling prices decreased by 2.9% while volumes increased 8.4% due to the contribution of the Novel and NutraGenesis acquisitions.
Industrial Specialties net sales decreased 0.8% for the year ended December 31, 2018 compared with the same period in 2017. Average selling prices increased 4.6% while volumes decreased 5.4% . Net sales decreased 5.6% for the year ended December 31, 2017 compared with the same period in 2016. Average selling prices decreased 5.6%, due to strong pricing competition in technical grade products, while volumes were flat with improved mix due to product pruning.
Other net sales decreased 1.5% for the year ended December 31, 2018 compared with the same period in 2017. Average selling prices increased 9.6%, due to higher fertilizer market prices, while volumes decreased 11.1%. Net sales decreased 11.9% for the year ended December 31, 2017 compared with the same period in 2016. Average selling prices decreased 2.4% and volumes decreased 9.5%.
Segment EBITDA Percentage of Net Sales:

The 400 basis point decrease in Food, Health and Nutrition EBITDA margins for the year ended December 31, 2018 compared with 2017 is due to increased raw material costs, largely sulfur and MGA, which decreased margins by 640 basis points, higher manufacturing and operating costs which decreased margins by 380 basis points, and value chain transition costs which decreased margins by 100 basis points. This decrease was partially offset by higher sales volume/mix which increased margins by 350 basis points, higher average selling prices which increased margins by 210 basis points and lower strategic project and other costs which increased margins by 50 basis points. Fair value inventory purchase accounting charges in 2017 related to the Novel acquisition increased margins by 110 basis points in 2018.

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

The 20 basis point increase in Industrial Specialties EBITDA margins for the year ended December 31, 2018 when compared with 2017 is due to higher average selling prices which increased margins by 380 basis points and lower strategic project costs which increased margins by 90 basis points. This increase was mostly offset by value chain transition costs which decreased margins by 200 basis points, lower sales volume/mix which decreased margins by 80 basis points, higher manufacturing and operating costs which decreased margins by 60 basis points, higher Mexican natural gas costs which decreased margins by 50 basis points, higher raw material costs which decreased margins by 40 basis points, and miscellaneous other items that decreased margins by 20 basis points

The EBITDA margins for Industrial Specialties were unchanged for the year ended December 31, 2017 when compared with 2016. Lower average selling prices decreased margins by 510 basis points, higher strategic project expenses decreased margins by 70 basis points, and higher operating, turnaround and severance costs decreased margins by 70 basis points. These decreases were offset by decreased raw material costs, mainly phosphate rock and MGA, which increased margins by 450 basis points, higher sales volume/mix which increased margins by 140 basis points, and lower manufacturing costs including translation which increased margins by 50 basis points. Included in 2016 was the costs from the refinancing of our credit facility which increased margins by 10 basis points in 2017.

The 450 basis point increase in Other EBITDA margins for the year ended December 31, 2018 compared with 2017 is due to lower strategic project costs which increased margins by 910 basis points, higher selling prices which increased margins 840 basis points, and other items that increased margins by 50 basis points. This increase was partially offset by higher manufacturing and operating costs which decreased margins 530 basis points, lower sales volume/mix which decreased margins by 430 basis points, higher Mexican natural gas costs which decreased margins by 140 basis points, unfavorable movement in translation that decreased margins by 140 basis points, and value chain transition costs which decreased margins by 110 basis points.

The 300 basis point increase in Other EBITDA margins for the year ended December 31, 2017 compared with 2016 is due to decreased raw material costs, mainly phosphate rock and MGA, which increased margins by 1,660 basis points, and lower manufacturing costs including translation which increased margins 130 basis points. These increases were partially offset by higher strategic project expenses which decreased margins by 840 basis points, lower average selling prices which decreased margins by 250 basis points, lower sales volume/mix which decreased margins by 240 basis points and higher operating, turnaround and severance costs which decreased margins by 300 basis points. Included in 2016 was a lower of cost or market reserve and costs from the refinancing of our credit facility which increased margins by a combined 140 basis points in 2017.

Liquidity and Capital Resources
Historical
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service, and our quarterly dividend program. Currently, the annual dividend payment is $1.92 per share or approximately $38 million. We do not currently have a share repurchase program in place. Capital investments are expected to be in line with 2018 to finalize the value chain and manufacturing optimization program that commenced in 2018. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future.
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Year Ended December 31,
	2018	2017	2016
Operating Activities	$73.6	$74.0	$139.1
Investing Activities	(34.0)	(184.8)	(36.6)
Financing Activities	(48.2)	86.5	(67.1)
Effect of foreign exchange rate changes	—	(0.4)	0.1

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
Net cash provided by operating activities was $73.6 million for the year ended December 31, 2018 as compared to $74.0 million for 2017, a decrease of $0.4 million. The decrease in net cash provided by operating activities resulted from higher working capital needs, primarily inventory of $40.3 million which was driven by the value chain transition project and other unfavorable working capital needs of $3.7 million, mostly offset by a vendor contract termination fee received of $21.3 million, favorable changes in accounts payable of $13.0 million and favorable changes in accounts receivable of $9.3 million.
Total inventories as of December 31, 2018 increased $34.5 million from December 31, 2017 levels. The following chart shows the historical days on hand performance:

	2018	2017	2016
Inventory Days on Hand	100	94	81
Net cash used for investing activities was $34.0 million for the year ended December 31, 2018, compared to $184.8 million for 2017, a decrease in spending of $150.8 million. The change was due to acquisition outflows of $151.0 in 2017 and $22.8 million received from the sale/leaseback transaction in 2018, partially offset by a $21.8 million increase in capital spending, primarily related to supply chain initiatives and $1.0 million cash received from the sale of an administrative building in 2017.
Approximately 60% of the 2018 capital spending was for strategic growth initiatives and the remaining 40% was for plant maintenance projects.

Net cash from financing activities for the year ended December 31, 2018 was a use of $48.2 million, compared to a source of $86.5 million in 2017, a decrease in cash of $134.7 million. This decrease in cash was largely due to increased loan borrowings in 2017 used to fund the Novel Ingredients and NutraGenesis acquisitions.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Net cash provided by operating activities was $74.0 million for the year ended December 31, 2017 as compared to $139.1 million for 2016, a decrease of $65.1 million. The decrease in operating activities cash resulted from unfavorable changes of $25.6 million in net income and $54.3 million in working capital due to a significant improvement in 2016 when working capital as a percent of sales was reduced by 690 basis points, partially offset by favorable changes of $12.6 million in other long term assets and liabilities and $2.2 million in non-cash adjustments to income.
The unfavorable change in working capital is derived from it being a use of cash of $13.1 million in 2017 compared to a source of $41.2 million in 2016, a decrease in cash of $54.3 million. The unfavorable change in working capital was due to unfavorable changes in inventory of $38.2 million, driven by adjusted inventory levels in the prior year due to customer demand, accounts receivable of $13.1 million due to the effects of extended payment terms and accounts payable of $18.2 million. These unfavorable effects were partially offset by favorable changes in other current liabilities of $13.2 million, largely due to U.S. income tax payments in the prior year, and other current assets of $2.1 million. Accounts receivable has increased as a percent of quarterly sales compared to the last four quarters' average due to pressures on customer payment terms.
Total inventories as of December 31, 2017 increased $17.4 million from December 31, 2016 levels, due to the inclusion of $19.8 million of acquisition inventory, resulting in days of inventory on hand increasing to 94 days as of December 31, 2017. The following chart shows its historical performance:

	2017	2016	2015
Inventory Days on Hand	94	81	98
Net cash used for investing activities was $184.8 million for the year ended December 31, 2017, compared to $36.6 million for 2016, an increase in spending of $148.2 million. The change was due to the acquisition of Novel Ingredients and NutraGenesis for an aggregate purchase price of $151.0 million, partially offset by a $1.8 million decrease in capital spending and $1.0 million cash received from the sale of an administrative building.
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
Indebtedness
Total debt was $300.0 million as of December 31, 2018. Short term and long term debt net of cash was $279.8 million as of December 31, 2018, a decrease of $1.4 million, or 0.5% from the December 31, 2017 level. For more information on our debt, see Note 10 of the Consolidated Financial Statements "Short-term Borrowings, Long-Term Debt and Interest Expense".
Other Liquidity Matters
On December 31, 2018, the Company had cash and cash equivalents outside the United States of $13.5 million, or 67% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries.
2018 included value chain transition costs of approximately $10.2 million ($9.7 million in cost of goods sold and $0.5 million in selling general and administrative expense).
In December 2018, as a result of a supply agreement termination, the Company received consideration of $24.9 million which included $21.3 million in cash as well as receipt of certain tangible assets with a fair value of $3.6 million. For more information, see Note 22 of the Consolidated Financial Statements "Supply agreement termination".

In December 2018, the Company sold its Chicago Heights, Illinois warehouse for $23.0 million. Under the agreement, the Company is leasing back the property from the purchaser over a period of 20 years. The annual rent for the initial period of 5 years is $1.5 million plus taxes and subsequently will increase 10% every five years through the end of the lease. For more information, see Note 6 of the Consolidated Financial Statements "Property, Plant and Equipment, net".
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “structured finance or special purpose entities”, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments
The following table sets forth our long-term contractual cash obligations as of December 31, 2018 (dollars in thousands):

	Years ending December 31,
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Revolver borrowings (1)	$300,000	$—	$—	$300,000	$—	$—	$—
Future service pension benefits	12,024	946	1,012	1,093	1,179	1,239	6,555
Foreign withholding tax	1,164	—	—	—	—	—	1,164
Other (2)	187,051	81,530	66,645	38,876	—	—	—
Operating leases	67,335	8,259	7,130	6,490	6,032	5,467	33,957
Total contractual cash obligations	$567,574	$90,735	$74,787	$346,459	$7,211	$6,706	$41,676
 ______________________

(1)	Amounts exclude interest payments. Interest on the $300.0 million balance of the revolver borrowings at current rates would be approximately $13.8 million annually.

(2)	Represents minimum annual purchase commitments to buy raw materials from suppliers.

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
Income Taxes
We record income taxes based on the amounts that are refundable or payable in the current year, and we include results of any difference between GAAP and tax reporting that we record as deferred tax assets or liabilities. We review our deferred tax assets for recovery. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual collections and payments may differ from these estimates as a result of changes in tax laws as well as unanticipated future transactions impacting related income tax balances. For more information, see Note 15 of the Consolidated Financial Statements "Income Taxes".
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
Our market capitalization during fourth quarter of 2018 exceeded the book value of our equity.
Our reporting units for goodwill purposes are Food, Health and Nutrition, Industrial Specialties and Other. These reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company.

As of October 31, 2018, the Company performed step one of the annual goodwill impairment test for each reporting unit and concluded that the fair values of all the reporting units were in excess of their carrying values by more than 25%. We used a discount rate which is commensurate with the risks inherent to each reporting unit and in our cash flow forecasts. The discount rate used in our 2018 reporting unit valuations is 9.5%.
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

•
Performance share awards which entitle the holder to receive, at the end of a performance cycle, a number of shares of Innophos common stock, within a range of shares from zero to a specified maximum (generally 200% of initial share award), calculated using a combination of performance indicators as defined solely by reference to the Company’s own activities. Amounts equivalent to dividends will accrue over the performance period and are paid on performance share awards when vested and distributed.

•	Annual stock retainer grants, which entitle independent members of the Board of Directors to receive a number of shares of the Company’s common stock equal to a fixed retainer value.

The fair value of the options granted during 2018, 2017 and 2016 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Expected volatility	29.7%	31.3%	33.8%
Dividend yield	4.6%	3.6%	6.6%
Risk-free interest rate	2.6%	2.1%	1.4%
Expected term in years	6.3	6.6	6.6
Weighted average grant date fair value of stock options	$7.28	$11.54	$4.62
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
As a sensitivity measure, the effect of a 25 basis-point decrease in our discount rate assumption would increase our net periodic benefit cost for our pension and post-retirement plans by approximately $.1 million. A 1% decrease in our expected rate of return on plan assets would increase our pension plan expense by $.2 million.
Recently Issued Accounting Standards
New accounting standards effective in 2018 are described in the Recent Accounting Pronouncements section in Note 1 of Notes to Consolidated Financial Statements in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data.”

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
At December 31, 2018, we had a $450.0 million revolving credit facility, of which $300.0 million was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $149.3 million, taking into account $0.7 million in face amount of letters of credit issued under the sub-facility. In December 2018, the Company entered into an interest rate swap, swapping the LIBOR exposure of $150.0 million of floating rate debt, which is currently outstanding under our Credit Agreement, to a fixed rate to maturity obligation of 2.677% expiring in November 2021. The fair value of this interest rate swap is a liability of approximately $1.0 million as of December 31, 2018 and is included in other long-term liabilities.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our cash flow has been used to service debt and fund working capital needs, which may affect our ability to make future acquisitions or capital expenditures. We may from time to time use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $150.0 million outstanding borrowings as floating rate debt under our credit facility, an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.5 million per year.
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
Foreign Currency Exchange Rates
The U.S. Dollar is the functional currency of our Canadian and Mexican operations. Accordingly, these operations’ monetary assets and liabilities are remeasured at current exchange rates, non-monetary assets and liabilities are remeasured at historical exchange rates, and revenue and expenses are remeasured at average exchange rates and at historical exchange rates for the related revenue and expenses of non-monetary assets and liabilities. All transaction gains and losses are included in net income.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Innophos Holdings, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Innophos Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 27, 2019

We have served as the Company’s auditor since 2004.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$20,197	$28,782
Accounts receivable, net of allowance for doubtful accounts ($688 and $445)	102,564	100,820
Inventories	180,203	145,685
Other current assets	24,094	24,969
Total current assets	327,058	300,256
Property, plant and equipment, net	240,235	219,297
Goodwill	152,767	152,700
Intangibles and other assets, net	95,094	112,916
Total assets	$815,154	$785,169
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4
Accounts payable, trade and other	80,007	70,445
Other current liabilities	49,993	43,084
Total current liabilities	130,000	113,533
Long-term debt	300,000	310,005
Other long-term liabilities	49,639	28,072
Total liabilities	$479,639	$451,610
Commitments and contingencies (note 16)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,984,608 and 22,884,588; outstanding 19,613,085 and 19,537,872 shares	20	20
Paid-in capital	142,558	137,617
Common stock held in treasury, at cost (3,371,523 and 3,346,716 shares)	(176,862)	(176,246)
Retained earnings	372,815	374,366
Accumulated other comprehensive loss	(3,016)	(2,198)
Total stockholders' equity	335,515	333,559
Total liabilities and stockholders' equity	$815,154	$785,169

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Year Ended December 31,
	2018		2017	2016
Net sales	$801,842		$722,024	$725,345
Cost of goods sold	658,451		572,995	574,953
Gross profit	143,391		149,029	150,392
Operating expenses:
Selling, general and administrative	81,101		82,301	67,413
Research & development expenses	5,076		3,733	3,739
Total operating expenses	86,177		86,034	71,152
Operating income	57,214		62,995	79,240
Interest expense, net	13,523		7,008	7,669
Foreign exchange (gains) losses	528		(578)	1,111
Other income, net	(69)	—	$(72)	142
Income before income taxes	43,232		56,637	70,318
Provision for income taxes	7,161		34,192	22,347
Net income	$36,071		22,445	47,971
Net income attributable to common shareholders	$35,940		$22,369	$47,683
Per share data (see Note 13):
Income per share:
Basic	$1.84		$1.15	$2.47
Diluted	$1.82		$1.13	$2.44
Weighted average shares outstanding:
Basic	19,518,366		19,444,795	19,271,448
Diluted	19,760,259		19,733,410	19,581,476

Other comprehensive (loss) income, net of tax:
Change in interest rate swaps, (net of tax $256, $5, and $24)	$(767)		$(9)	$(39)
Change in pension and post-retirement plans, (net of tax $390, $236, and ($749))	(51)		(705)	1,349
Other comprehensive (loss) income, net of tax	$(818)		$(714)	$1,310
Comprehensive income	$35,253		$21,731	$49,281

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital/Common Stock Held in Treasury	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2015	19,290	$19	$378,321	$(42,286)	$(2,794)	$333,260
Net income			47,971			47,971
Other comprehensive loss, (net of tax ($725))					1,310	1,310
Proceeds from stock award exercises and issuances	192			(1,428)		(1,428)
Share-based compensation				3,732		3,732
Excess tax benefits from exercise of stock options				(9)		(9)
Common stock repurchases	(27)			(366)		(366)
Dividends declared ($1.92 per share)(b)			(37,244)			(37,244)
Balance, December 31, 2016	19,455	$19	$389,048	$(40,357)	$(1,484)	$347,226
Net income			22,445			22,445
Other comprehensive income, (net of tax $241) (a)					(714)	(714)
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			$293			293
Proceeds from stock award exercises and issuances	108	1		(900)		(899)
Share-based compensation				3,823		3,823
Restricted stock forfeitures	(25)			(1,195)		(1,195)
Dividends declared ($1.92 per share)(c)			(37,420)			(37,420)
Balance, December 31, 2017	19,538	$20	$374,366	$(38,629)	$(2,198)	$333,559
Net income			36,071			36,071
Other comprehensive income, (net of tax $646) (a)					(818)	(818)
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			(293)			(293)
Effects of adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory			360			360
Proceeds from stock award exercises and issuances	100			(246)		(246)
Share-based compensation				5,187		5,187
Restricted stock forfeitures	(25)			(616)		(616)
Dividends declared ($1.92 per share)(d)			(37,689)			(37,689)
Balance, December 31, 2018	19,613	$20	$372,815	$(34,304)	$(3,016)	$335,515
(a) Includes the impact of ASU 2018-02, which transferred those amounts from accumulated other comprehensive income (loss) to retained earnings. See Notes 1 and 18 to the Consolidated Financial Statements.
(b) $0.48 per share declared February 2016, May 2016, August 2016, October 2016
(c) $0.48 per share declared February 2017, May 2017, August 2017, October 2017
(d) $0.48 per share declared February 2018, May 2018, July 2018, November 2018

See notes to consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$36,071	$22,445	$47,971
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	44,931	40,404	37,479
Amortization of deferred financing charges	430	429	680
Deferred income tax provision	9,628	10,411	9,534
Gain on sale of building	—	(153)	—
Share-based compensation	5,187	3,823	2,822
Changes in assets and liabilities:
Contract termination fee received	21,250	—	—
Accounts receivable	(1,744)	(11,020)	2,058
Inventories	(34,518)	5,749	44,012
Other current assets	833	1,426	(634)
Accounts payable	9,471	(3,497)	14,703
Other current liabilities	(3,411)	(5,751)	(18,926)
Other long-term assets and liabilities, net	(14,516)	9,723	(590)
Net cash provided from operating activities	73,612	73,989	139,109
Cash flows used for investing activities:
Capital expenditures	(56,745)	(34,859)	(36,599)
Proceeds from sale leaseback	22,775	—	—
Proceeds from sale of building	—	1,028	—
Acquisition of businesses, net of cash acquired	—	(150,999)	—
Net cash used for investing activities	(33,970)	(184,830)	(36,599)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	205	17
Long-term debt borrowings	86,000	204,000	41,000
Long-term debt repayments	(96,000)	(79,000)	(69,002)
Deferred financing costs	—	—	(1,495)
Excess tax benefits from exercise of stock options	—	—	(9)
Taxes paid related to net share settlement of equity awards	(616)	(1,195)	(366)
Dividends paid	(37,611)	(37,468)	(37,217)
Net cash (used for) provided by financing activities	(48,227)	86,542	(67,072)
Effect of foreign exchange rate changes on cash and cash equivalents	$—	(406)	144
Net change in cash	(8,585)	(24,705)	35,582
Cash and cash equivalents at beginning of period	28,782	53,487	17,905
Cash and cash equivalents at end of period	$20,197	$28,782	$53,487
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued additions to plant assets	$9,400	$9,570	$2,942
Assets received as part of the supply agreement termination	$3,610	$—	$—

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

Error Correction

During the fourth quarter, the Company identified an error associated with disclosing accrued capital expenditures and adjusting for them as non-cash investing activities in the consolidated statement of cash flows. The Company has evaluated the materiality of the error and concluded it was not material to the previously issued consolidated financial statements. However, the Company has elected to revise its consolidated cash flow statement for the period ending December 31, 2017 to correct the error.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table presents the effect of the revision on the selected line items previously reported in the consolidated cash flows statement for the year ended December 31, 2017:

	December 31, 2017		December 31, 2017
Consolidated Statement of Cash Flows	As reported	Adjustment	As revised

Cash flows from operating activities
Changes in assets and liabilities:
Accounts payable	$3,131	$(6,628)	$(3,497)
Net cash provided by operations	$80,617	$(6,628)	$73,989

Cash flows used for investing activities
Capital expenditures	$(41,487)	$6,628	$(34,859)
Net cash provided used for investing activities	$(191,458)	$6,628	$(184,830)

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued additions to plant assets		$9,570	$9,570

These accompanying notes to the consolidated financial statements reflect the impact of this revision. The revision of the Company’s interim consolidated statements of cash flows in the previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2018, six months ended June 30, 2018 and the nine months ended September 30, 2018 will be effected in connection with the Company’s filing of its Form 10-Q’s for the quarters ended March 31, June 30, and September 30, 2019, respectively.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. The cost and related accumulated depreciation

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

of all property, plant and equipment retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is reflected in net income. Interest is capitalized in connection with the construction of major renewals and improvements. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets, typically ranging from ten to twenty years for buildings and improvements, five to fifteen years for machinery and equipment, and three to seven years for capitalized software. Leasehold improvements are amortized over the lease term or the estimated useful life of the improvement, whichever is less.
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
Income Taxes
The Company’s significant subsidiaries are the Company's United States subsidiaries which file a consolidated U.S. tax return, the Company's Mexican subsidiaries which file separate tax returns since 2016, the Company's Canadian subsidiary which files a separate Canadian tax return and the Netherlands files a fiscal unity return for certain Netherlands subsidiaries. The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases using enacted tax rates applied to those differences.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Deferred tax assets are assessed for realizability and a valuation allowance is provided if a portion of the associated tax benefit is not expected to be realized.
If any material uncertain tax positions arise, the Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest as part of net interest expense. Other than the assessments disclosed in Note 15, Income Taxes, as of December 31, 2018, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017 and transitioning U.S. international taxation from a worldwide tax system to a territorial tax system with a one-time mandatory transition or toll tax on post-1986 undistributed foreign earnings and profits of U.S. subsidiaries through the year ended December 31, 2017. Starting in 2018, the global intangible low-taxed income, or GILTI, provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred. Refer to Note 15 for additional information.
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
In March 2016, the FASB issued ASU 2016-15, Clarification on Classification of Certain Cash Receipts and Cash Payments on the Statement of Cash Flows. ASU 2016-15 clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company's adoption of this standard did not have a material impact on its statement of cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. There are no new disclosure requirements. This ASU is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted in the first interim period of 2017. The Company adopted this standard as of January 1, 2018 on a modified retrospective basis and recorded an immaterial cumulative adjustment to retained earnings.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company's adoption of this standard had no impact.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this standard on January 1, 2018, and there was no material impact on its financial position, results of operations and related disclosures.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

In March 2018, the FASB issued ASU 2018-05 associated with the accounting and disclosures around the enactment of the Act and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which the Company has adopted. See Note 15 for the disclosures related to this amended guidance.
Issued but not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)), and associated ASUs related to Topic 842, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset, or ROU, representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In addition, entities can use an optional transition method to apply the transition requirements in Topic 842 at the Topic’s effective date. The Company will elect the transition method to adopt the new leases standard at the adoption date of the new standard on January 1, 2019. The company has a cross-functional team in place to evaluate and implement the new guidance and has substantially completed its evaluation. All of the leases classified by the Company are Operating leases, and the Company estimates it will record ROU Assets and Lease Liabilities of approximately$45.0 million to $50.0 million at January 1, 2019. These leases primarily cover rail cars, inventory tanks, building, equipment and fleet cars. In addition, the company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, does not require reassessment of prior conclusions related to contracts containing a lease, lease classification, and initial direct lease costs. As an accounting policy election, the company will exclude short-term leases (term of 12 months or less) from the balance sheet and will account for non-lease and lease components in a contract as a single component for most asset classes. The impact to the company's Consolidated Statement of Operations and Consolidated Statement of Cash Flows is expected to not be material.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year and the effects of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. New disclosures include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. The new standard is effective for fiscal years beginning after December 15, 2020, and must be applied retrospectively for all periods presented. Early adoption is permitted. The Company does not anticipate the adoption of this standard will have a material impact on its financial position, results of operations and related disclosures.
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
During the year ended December 31, 2017, the Company's results of operations included revenues of $36.7million and a $2.3 million net loss attributable to Novel Ingredients and NutraGenesis. Acquisition related costs of $3.1 million (excluding integration costs of $2.1 million) were expensed as incurred and were included in selling, general, and administrative expense.
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
These amounts have been calculated after applying the Company's accounting policies and adjusting the results of Novel Ingredients and NutraGenesis to reflect the additional depreciation and amortization expense that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2016. Interest expense related to the borrowing for the acquisitions was applied on January 1, 2016. Depreciation and amortization expense of approximately $5.0 million and interest expense of approximately $4.4 million related to the above were included in the years ended December 31, 2017 and December 31, 2016. Further, the above pro forma amounts include a fair value adjustment to inventory of $4.3 million applied on January 1, 2016. The year ended December 31, 2017 includes non-recurring transaction costs of approximately $3.1 million.

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
Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduce revenues recognized. There were no significant changes to its estimates of variable consideration upon adoption.
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

	Year ended December 31, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$429,679	$24,386	$35,530	$77,469	$567,064
Core Ingredients	55,780	7,926	84,101	36,065	183,872
Co-Products & Other	32,323	354	17,658	571	50,906
Total	$517,782	$32,666	$137,289	$114,105	$801,842

	Year ended December 31, 2017
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$358,816	$23,435	$37,365	$70,640	$490,256
Core Ingredients	56,841	8,224	78,757	30,997	174,819
Co-Products & Other	34,514	334	8,994	13,107	56,949
Total	$450,171	$31,993	$125,116	$114,744	$722,024

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
Specialty Ingredients are the most value adding products in our portfolio. Specialty Ingredients consist of specialty phosphate products, specialty phosphoric acids, including polyphosphoric acid, and a range of other mineral, enzyme and botanical based specialty ingredients. The Company's Specialty Ingredients products have a wide range of applications, including:

•	flavor enhancers in beverages;

•	electrolytes in sports drinks;

•	texture modifiers in cheeses;

•	leavening agents in baked goods;

•	calcium and phosphorous fortification in food and beverages;

•	moisture and color retention in seafood, poultry, and meat;

•	mineral, enzyme and botanical source for a wide variety of fortified foods, beverages and dietary supplements;

•	excipients in vitamins, minerals, nutritional supplements and pharmaceuticals; and

•	abrasives in toothpaste.
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

4. Inventories:
Inventories consist of the following:

	2018	2017
Raw materials	$46,147	$48,445
Finished products	119,407	83,634
Spare parts	14,649	13,606
	$180,203	$145,685

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of December 31, 2018 and December 31, 2017 were $14,327 and $16,168, respectively.

5. Other Current Assets:
Other current assets consist of the following:

	2018	2017
Creditable taxes (value added taxes)	$11,944	$7,285
Vendor inventory deposits (prepaid)	454	7,807
Prepaid income taxes	6,658	3,394
Prepaid insurance	2,605	2,492
Other	2,433	3,991
	$24,094	$24,969

6. Property, Plant and Equipment, net:
Property, plant and equipment, at cost, consist of the following:

		2018			2017
	Typical Useful life (years)	Gross	Accumulated Depreciation	Net Book Value	Gross	Accumulated Depreciation	Net Book Value
Land	-	$18,453	$—	$18,453	$18,453	$—	$18,453
Land improvements	10-20	28,260	10,019	18,241	11,861	9,855	2,006
Buildings and improvements (a)	10-20	99,326	54,795	44,531	104,004	54,571	49,433
Machinery & equipment	5-15	551,226	410,521	140,705	501,908	388,905	113,003
Capitalized software	3-7	28,554	$26,427	$2,127	$28,260	$23,511	$4,749
Construction-in-progress	-	16,178	—	16,178	31,653	—	31,653
		$741,997	$501,762	$240,235	$696,139	$476,842	$219,297

Depreciation expense was $30,723, $32,023 and $30,255 in 2018, 2017 and 2016, respectively.

(a) In December 2018, the Company sold its Chicago Heights, IL warehouse for $23.0 million. Under the agreement, the Company is leasing back the property from the purchaser over a period of 20 years. The Company is accounting for the leaseback as an operating lease. The gain of $15.9 million realized in this transaction has been deferred. As of December 31, 2018 $0.8 is recorded in Other current liabilities and $15.1 million in Other long-term liabilities. On the transition to ASC 842 effective January 1, 2019, the deferred gain will be credited to Retained Earnings. The annual rent for the initial period of 5 years is approximately $1.5 million plus taxes and subsequently will increase 10% every five years through the end of the lease.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

7. Goodwill:

	Food, Health and Nutrition	Industrial Specialties	Other	Total
Balance: December 31, 2016	$61,090	$23,283	$—	$84,373
Add: Goodwill from Novel Ingredients acquisition	54,007	—	—	54,007
Add: Goodwill from NutraGenesis acquisition	14,320	—	—	14,320
Balance: December 31, 2017	$129,417	$23,283	$—	$152,700
Add: Goodwill from NutraGenesis acquisition	67			67
Balance: December 31, 2018	$129,484	$23,283	$—	$152,767

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

8. Intangibles and Other Assets, net:
Intangibles and other assets consist of the following:

	Useful life (years)	2018	2017
Developed technology and application patents, net of accumulated amortization of $34,669 for 2018 and $30,716 for 2017	7-20	11,606	15,559
Customer relationships, net of accumulated amortization of $28,032 for 2018 and $22,279 for 2017	5-20	67,479	73,232
Trade names and license agreements, net of accumulated amortization of $14,599 for 2018 and $12,023 for 2017	5-20	12,962	15,538
Non-compete agreement, net of accumulated amortization of $1,319 for 2018 and $1,293 for 2017	3-10	14	40
Total intangibles		$92,061	$104,369
Deferred income taxes		$—	$5,058
Deferred financing costs, net of accumulated amortization of $4,331 for 2018 and $3,902 for 2017 (see note 11)		1,291	1,721
Other assets		1,742	1,768
Total other assets		$3,033	$8,547
		$95,094	$112,916

Amortization expense for intangibles was $14,208, $8,381 and $7,222 in 2018, 2017 and 2016, respectively. Anticipated amortization expense for the next five years related to intangibles is as follows:

	2019	2020	2021	2022	2023
Intangible amortization expense	$10,639	$10,021	$9,383	$8,910	$7,498

The preceding expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, accelerated amortization of intangible assets and other events.

9. Other Current Liabilities:
Other current liabilities consist of the following:

	2018	2017
Payroll related	$15,656	$15,684
Taxes other than income taxes	3,071	2,804
Benefits and pensions	5,680	7,730
Freight and rebates	6,431	3,937
Income taxes	1,355	4,933
Restructuring reserve	217	1,719
Deferred gain on sale leaseback transaction (a)	790	—
Deferred contract termination fee (b)	9,489	—
Other	7,304	6,277
	$49,993	$43,084

(a) See Note 6 to the Consolidated Financial Statements for further details.
(b) See Note 22 to the Consolidated Financial Statements for further details.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

10. Short-term Borrowings, Long-Term Debt, and Interest Expense:
Short-term borrowings and long-term debt consist of the following:

	2018	2017
Revolver borrowings under the credit facility due 2021	$300,000	$310,000
Capital leases	—	9
Total borrowings	$300,000	$310,009
Less current portion	—	4
Long-term debt	$300,000	$310,005

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

As of December 31, 2018, the Accessible Borrowing Availability was $149.3 million and the Total Leverage Ratio and Interest Coverage Ratio calculated in accordance with the agreement were 2.40 and 9.55, respectively.
As of December 31, 2018, the Company was in full compliance with all debt covenant requirements.
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
As of December 31, 2018, $300.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy), with total availability at 149.3 million, taking into account $0.7 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 4.7%.
In December 2018, the Company entered into an interest rate swap, swapping the LIBOR exposure of $150.0 million of floating rate debt, which is currently outstanding under our Credit Agreement, to a fixed rate to maturity obligation of 2.677% expiring in November 2021. The fair value of this interest rate swap is a liability of approximately $1.0 million as of December 31, 2018 and is included in other long-term liabilities.
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
Total interest paid by the Company for all indebtedness for 2018, 2017 and 2016 was $14.4 million, $6.8 million and $8.0 million, respectively.

Interest expense, net consists of the following:

	Year Ended December 31,
	2018	2017	2016
Interest expense	$14,250	$7,148	$7,210
Deferred financing cost	430	429	680
Interest income	(75)	(124)	(53)
Less: amount capitalized for capital projects	(1,082)	(445)	(168)
Total interest expense, net	$13,523	$7,008	$7,669

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

11. Other Long-Term Liabilities:
Other long-term liabilities consist of the following:

	2018	2017
Deferred income taxes	$5,113	$2,354
Long term portion of U.S. transition tax	—	12,095
Pension and post retirement liabilities	9,238	8,886
Restructuring reserve	—	210
Uncertain tax positions	320	1,974
Environmental liabilities	1,100	1,100
Deferred gain on sale leaseback transaction (a)	15,073	—
Deferred contract termination fee (b)	15,371	—
Other liabilities	3,424	1,453
	$49,639	$28,072

(a) See Note 6 to the Consolidated Financial Statements for further details.
(b) See Note 22 to the Consolidated Financial Statements for further details.

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

•
Performance share awards which entitle the holder to receive, at the end of a performance cycle, a number of shares of the Company’s common stock, within a range of shares from zero to a specified maximum (generally 200% of initial share award), calculated using a combination of performance indicators as defined by reference to the Company’s own activities. The performance shares generally vest at the end of a three year performance cycle and the number of shares distributable depends on the extent to which the Company attains pre-established performance goals. Amounts equivalent to dividends will accrue over the performance period and are paid on performance share awards when vested and distributed.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The following table summarizes the components of stock-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Year Ended December 31,
	2018	2017	2016
Stock options	$1,754	$1,068	$994
Restricted stock	2,626	1,701	1,490
Performance shares	228	424	(257)
Stock grants	579	630	595
Total stock-based compensation expense (a)	$5,187	$3,823	$2,822
 (a) 2016 includes accelerated stock-based compensation expense adjustments of $(254), due to management transition.

A summary of restricted stock activity during the three years ended December 31, 2018, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2016	125,331	$40.85
Granted	88,836	31.47
Released	(7,796)	53.18
Forfeited / Surrendered	(29,920)	40.79
Outstanding at December 31, 2016	176,451	$35.27
Outstanding at January 1, 2017	176,451	$35.27
Granted	30,723	52.41
Released	(32,171)	34.71
Forfeited / Surrendered	(24,424)	36.42
Outstanding at December 31, 2017	150,579	$38.18
Outstanding at January 1, 2018	150,579	$38.18
Granted	56,311	39.20
Released	(33,339)	36.38
Forfeited / Surrendered	(24,936)	35.89
Outstanding at December 31, 2018	148,615	$39.35

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of stock option activity during the three years ended December 31, 2018, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value Per Option
Outstanding at January 1, 2016	691,922	$34.33
Granted	400,215	31.18	$4.62
Forfeited / Expired / Surrendered	(260,913)	33.17
Exercised	(91,029)	19.55
Outstanding at December 31, 2016	740,195	$34.84
Exercisable at December 31, 2016	368,159	$37.06
Outstanding at January 1, 2017	740,195	$34.84
Granted	102,607	52.43	$11.54
Forfeited / Expired / Surrendered	(175,767)	37.24
Exercised	(49,530)	23.40
Outstanding at December 31, 2017	617,505	$38.00
Exercisable at December 31, 2017	343,849	$38.05
Outstanding at January 1, 2018	617,505	$38.00
Granted	196,198	39.28	$7.28
Forfeited / Expired / Surrendered	(132,684)	40.63
Exercised	(18,010)	25.02
Outstanding at December 31, 2018	663,009	$38.21
Exercisable at December 31, 2018	388,686	$37.23

The fair value of the options granted during 2018, 2017 and 2016 was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model were as follows:

Non-qualified stock options	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Expected volatility	29.7%	31.3%	33.8%
Dividend yield	4.6%	3.6%	6.6%
Risk-free interest rate	2.6%	2.1%	1.4%
Expected term in years	6.3	6.6	6.6
Weighted average grant date fair value of stock options	$7.28	$11.54	$4.62

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A summary of performance share activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2016	32,417	$37.58
Granted (at targeted return on invested capital and contribution margin growth)	—	—
Forfeited	—	—
Vested	(12,401)	54.46
Adjustment to estimate of shares to be earned	(20,016)	27.12
Outstanding at December 31, 2016	—	$—
Outstanding at January 1, 2017	—	$—
Granted (at targeted return on invested capital and contribution margin growth)	22,958	52.44
Forfeited	(2,083)	52.44
Vested	(353)	49.54
Adjustment to estimate of shares to be earned	401	49.54
Outstanding at December 31, 2017	20,923	$52.43
Outstanding at January 1, 2018	20,923	$52.43
Granted (at targeted return on invested capital and contribution margin growth)	35,702	39.28
Forfeited	(1,023)	40.90
Vested	—	—
Adjustment to estimate of shares to be earned	(30,984)	$43.19
Outstanding at December 31, 2018	24,618	$45.47

The total intrinsic value of options exercised and stock grants during 2018, 2017 and 2016 was $3.5 million, $4.2 million and $5.9 million, respectively. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2018 was $0.0 million and $0.0 million, respectively. The total remaining unrecognized compensation expense related to share-based payments is as follows:

Unrecognized Compensation Expense	Restricted Stock	Stock Options	Performance Based
Amount	$3,151	$1,404	$193
Weighted-average years to be recognized	1.3	1.8	1.7

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Year Ended December 31,
	2018	2017	2016
Net income	36,071	22,445	47,971
Less: earnings attributable to unvested shares	(131)	(76)	(288)
Net income available to common shareholders	$35,940	$22,369	$47,683
Weighted average number of common and potential common shares outstanding:
Basic number of common shares outstanding	19,518,366	19,444,795	19,271,448
Dilutive effect of stock equivalents	241,893	288,615	310,028
Diluted number of weighted average common shares outstanding	19,760,259	19,733,410	19,581,476
Earnings per common share:
Earnings per common share—Basic	$1.84	$1.15	$2.47
Earnings per common share—Diluted	$1.82	$1.13	$2.44

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive are 488,987, 377,361 and 445,303 for the years ended 2018, 2017 and 2016, respectively.

14. Pension Plans and Post-retirement Benefits:
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
As a sensitivity measure, the effect of a 25 basis-point decrease in the Company's discount rate assumption would increase its net periodic benefit cost for its pension and post-retirement plans by approximately $51. A 1% decrease in the Company's expected rate of return on plan assets would increase its pension plan expense by $179.
The amounts in accumulated other comprehensive income (loss), or AOCI, for all plans that are expected to be amortized as components of net periodic benefit cost (benefit) during 2019 are as follows:

	Pension	Other Benefits	Total
Prior service cost	$49	$—	$49
Net actuarial loss (gain)	197	(140)	57
Transition obligation	—	12	12

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The changes in benefit obligations and fair value of plan assets recognized in other comprehensive loss during 2018 and 2017 are as follows:

	Pension Benefits		Other Benefits		Total
	2018	2017	2018	2017	2018	2017
Change in accumulated other comprehensive income
Amortization of net (gain) loss	$(197)	$(177)	$168	$212	$(29)	$35
Amortization of prior service cost / transition obligation	(49)	(108)	(12)	(23)	(61)	(131)
Net (gain) loss	514	694	17	343	531	1,037
Total change in accumulated other comprehensive income	268	409	173	532	441	941
Deferred taxes	(67)	(88)	(323)	(148)	(390)	(236)
Net amount recognized	$201	$321	$(150)	$384	$51	$705

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

U.S. Plans
Obligations and Funded Status—U.S. Plans At December 31

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Accumulated benefit obligation at end of year	$2,461	$2,662	$3,490	$3,250
Change in benefit obligation
Benefit obligation at beginning of year	$2,662	$2,473	$3,250	$2,974
Service cost	—	—	144	123
Interest cost	94	100	114	118
Actuarial loss (gain)	(219)	154	108	151
Benefits paid	(76)	(65)	(126)	(116)
Benefit obligation at end of year	$2,461	$2,662	$3,490	$3,250
Change in plan assets
Fair value of plan assets at beginning of year	$2,628	$2,263	$—	$—
Actual return on plan assets	(164)	430	—	—
Employer contributions	—	—	126	116
Benefits paid	(76)	(65)	(126)	(116)
Fair value of plan assets at end of year	$2,388	$2,628	$—	$—
Funded status of the plan	$(73)	$(34)	$(3,490)	$(3,250)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$—	$—	$—	$—
Current liabilities	—	—	(248)	(151)
Noncurrent liabilities	(73)	(34)	(3,242)	(3,099)
Net amounts recognized	$(73)	$(34)	$(3,490)	$(3,250)
Amounts recognized in accumulated other comprehensive income
Prior service (credit) cost	$—	$—	$—	$—
Net actuarial (gain) loss	73	(22)	(1,635)	(1,911)
Total amount recognized	$73	$(22)	$(1,635)	$(1,911)
Deferred taxes	(18)	5	398	758
Net amount recognized	$55	$(17)	$(1,237)	$(1,153)

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost
Service cost	$—	$—	$—	$144	$123	$172
Interest cost	94	100	114	114	118	165
Expected return on plan assets	(150)	(140)	(145)	—	—	—
Amortization of:
Actuarial loss (gain)	—	—	—	(168)	(211)	(100)
Net periodic benefit cost	$(56)	$(40)	$(31)	$90	$30	$237
Weighted average assumptions for benefit obligation
Discount rate	4.22%	3.60%	4.16%	4.04%	3.66%	4.22%
Expected long-term rate of return on plan assets	6.51%	6.30%	6.20%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	4.00%	4.00%	3.75%
Weighted average assumptions for net periodic benefit cost
Discount rate	3.60%	4.16%	4.50%	3.66%	4.22%	4.25%
Expected long-term rate of return on plan assets	6.30%	6.20%	6.51%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	4.00%	3.75%	3.75%

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2019	$98	$248
Fiscal 2020	109	254
Fiscal 2021	116	268
Fiscal 2022	130	284
Fiscal 2023	138	289
Fiscal Years 2024-2028	751	1,290

Innophos expects to make no contributions to its U.S. defined benefit pension plan in 2019.
The estimated actuarial gain, prior service cost, and transition obligation (asset) for the post-retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2019 fiscal year are $140, $0 and $0, respectively.
Assumed health care cost trend rates on the U.S. plans do not have a significant effect on the amounts reported for the health care plans as a result of limits on the Company’s share of the cost.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
The investment policy for the Company’s U.S. defined benefit pension plan is designed to achieve long-term objectives of return, while mitigating against downside risk and considering expected cash flow. Investment managers appointed by the Plan are directed to achieve a satisfactory return through a diversified portfolio consistent with acceptable risks and prudent management. In accordance with the investment and risk philosophy of the Committee, a target asset mix of 92.3% equities and 7.7% fixed income instruments has been established. Investment weightings and results are tested regularly against appropriate benchmark portfolios.
Innophos, Inc.’s defined benefit pension plan invests in mutual funds and commercial paper and the weighted-average asset allocations at December 31, 2018 and 2017 by asset category are as follows:

	Plan Assets at December 31
	2018	2017
Asset Category
Equity securities	92.3%	92.9%
Fixed income securities	7.7	7.1
Total	100.0%	100.0%

The fair values of Innophos, Inc.’s pension plan assets at December 31, 2018 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$2,204	$2,204	$—	$—
Fixed income securities	184	184	—	—
	$2,388	$2,388	$—	$—
Defined Contribution Plan—U.S.
Innophos Inc.’s expense for the defined contribution plan was $0.8 million, $3.2 million and $3.0 million for 2018, 2017 and 2016, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Canadian Plans
Obligations and Funded Status—Canadian Plans at December 31

	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Accumulated benefit obligation at end of year	$14,039	$15,590	$1,546	$1,722
Change in benefit obligation
Benefit obligation at beginning of year	$15,590	$13,128	$1,722	$1,379
Service cost	439	383	63	51
Interest cost	515	517	57	55
Past service cost	—	153	—	—
Actuarial (gain) loss	(502)	886	(61)	181
Benefits paid	(775)	(485)	(100)	(53)
Foreign currency exchange rate changes	(1,228)	1,008	(135)	109
Benefit obligation at end of year	$14,039	$15,590	$1,546	$1,722
Change in plan assets
Fair value of plan assets at beginning of year	$16,729	$14,798	$—	$—
Actual return on plan assets	(484)	1,308	—	—
Employer contributions	679	—	100	53
Benefits paid	(775)	(485)	(100)	(53)
Foreign currency exchange rate changes	(1,306)	1,108	—	—
Fair value of plan assets at end of year	$14,843	$16,729	$—	$—
Funded status of the plan	$804	$1,139	$(1,546)	$(1,722)
Amounts recognized in the consolidated balance sheets
Noncurrent assets	$804	$1,139	$—	$—
Current liabilities	—	—	(59)	(103)
Noncurrent liabilities	—	—	(1,487)	(1,619)
Net amounts recognized	$804	$1,139	$(1,546)	$(1,722)
Amounts recognized in accumulated other comprehensive income
Net transition obligation	$—	$—	$12	$37
Prior service cost	97	158	—	—
Net actuarial loss	4,329	4,095	122	200
Total amount recognized	$4,426	$4,253	$134	$237
Deferred taxes	(1,107)	(1,063)	(34)	(59)
Net amount recognized	$3,319	$3,190	$100	$178

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost
Service cost	$439	$383	$362	$63	$51	$49
Interest cost	515	517	489	57	55	51
Expected return on plan assets	(796)	(819)	(768)	—	—	—
Amortization of:
Actuarial loss	188	177	207	4	—	—
Prior service cost	51	108	106	—	—	—
Net transition obligation	—	—	—	24	23	23
Net periodic benefit cost	$397	$366	$396	$148	$129	$123
Weighted average assumptions for balance sheet liability at end of year
Discount rate	3.64%	3.37%	3.75%	3.64%	3.37%	3.75%
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Weighted average assumptions for net periodic benefit cost at end of year
Discount rate	3.37%	3.75%	3.75%	3.37%	3.75%	3.75%
Expected long-term rate of return	5.00%	5.50%	5.50%	NA	NA	NA
Rate of compensation increase	NA	NA	NA	NA	NA	NA
Accrued health care cost trend rates at end of year
Health care cost trend rate assumed for next year (initial rate)				7%	8%	9%
Rate to which the cost trend rate is assumed to decline (ultimate rate)				5%	5%	5%
Year that the rate reaches the ultimate rate				2030	2030	2033

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Other Benefits
	2018	2017
Effect of a change in the assumed rate of increase in health benefit costs
Effect of a 1% increase on:
Total of service cost and interest cost	$23	$24
Post-retirement benefit obligation	$211	$221
Effect of a 1% decrease on:
Total of service cost and interest cost	$(17)	$(18)
Post-retirement benefit obligation	$(169)	$(177)

The estimated net actuarial loss, prior service cost, and transition obligation (asset) for all defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2019 fiscal year are $197, $49 and $0, respectively.
The estimated actuarial loss, prior service cost, and transition obligation (asset) for the post-retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the 2019 fiscal year are $0, $0 and $12, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Plan Assets
Innophos Canada Inc.’s pension plan invests in mutual funds and the weighted-average asset allocations at December 31, 2018 and 2017 by asset category are as follows:

	2018	2017
Asset Category
Equity securities	49.1%	51.6%
Fixed income securities	48.9	44.8
Other	2.0	3.6
Total	100.0%	100.0%

The fair values of Innophos Canada, Inc.’s pension plan assets at December 31, 2018 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equity securities	$7,287	$7,287	$—	$—
Fixed income securities	7,257	—	7,257	—
Other	299	—	299	—
	$14,843	$7,287	$7,556	$—
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
Cash Flows
Contributions
Innophos Canada, Inc. contributed $0.7 million to its pension plan in 2018.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated Future Benefit Payments	Pension Benefits	Other Benefits
Fiscal 2019	$541	$59
Fiscal 2020	577	72
Fiscal 2021	617	92
Fiscal 2022	670	95
Fiscal 2023	712	100
Fiscal Years 2024-2028	4,034	480

Innophos plans to make $0.3 million in contributions to its Canadian pension plan in 2019.
Defined Contribution Plans—Canada
Innophos Canada Inc.’s expense for the defined contribution plans was approximately $0.1 million for 2018, 2017 and 2016, respectively.

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

15. Income Taxes:
A reconciliation of the U.S. statutory rate and income taxes follows:

	Year Ended December 31,
	2018		2017		2016
	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense	Income before income taxes	Income tax expense/ (benefit)
U.S.	$17,940	$(3,062)	$8,026	$20,230	$24,727	$10,989
Canada/Mexico/Europe/Asia	25,292	10,223	48,611	13,962	45,591	11,358
Total	$43,232	$7,161	$56,637	$34,192	$70,318	$22,347
Current income taxes		$(2,467)		$23,781		$12,813
Deferred income taxes		9,628		10,411		9,534
Total		$7,161		$34,192		$22,347

	Year Ended December 31,
	2018	2017	2016
Income tax expense at the U.S. statutory rate	$9,079	$19,824	$24,611
State income taxes	67	741	862
Foreign tax rate differential	1,885	(1,606)	(1,549)
Non-taxable interest expense (income)	3,370	(5,951)	(5,582)
Change in valuation allowance	(4,498)	1,984	(168)
U.S. Tax Cuts and Jobs Act of 2017	(5,443)	17,286	—
Global intangible low-taxed income	843	—	—
Uncertain tax positions	(792)	—	736
Currency related tax adjustments	1,951	870	(629)
Other non-deductible permanent items	699	1,044	4,066
Provision for income taxes	$7,161	$34,192	$22,347

Net deferred tax balances were reflected on the consolidated balance sheets as follows:

	Year Ended December 31,
	2018	2017
Net noncurrent deferred tax assets	$—	$5,058
Net noncurrent deferred tax liabilities	(5,113)	(2,354)
Net deferred tax assets	$(5,113)	$2,704

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The components of the Company’s deferred tax assets/ (liabilities) were as follows:

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Inventories	$5,483	$3,427
Accrued liabilities	15,061	7,472
Tax credits	2,249	3,846
Tax losses	5,664	22,196
Total deferred tax assets	28,457	36,941
Deferred tax liabilities:
Gain on bond retirement	—	(170)
Intangibles	(11,574)	(11,012)
Fixed assets	(13,799)	(10,809)
Accrued liabilities	(2,249)	(1,800)
Total deferred tax liabilities	(27,622)	(23,791)
Total valuation allowances	(5,948)	(10,446)
Net deferred tax assets (liabilities)	$(5,113)	$2,704

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
	2018	2017	2016
Gross unrecognized tax benefits at January 1	$2,679	$2,679	$3,121
Additions for tax positions of prior years	—	—	973
Reductions for tax positions of prior years	(939)	—	—
Reductions due to settlements	(1,420)	—	(1,415)
Gross unrecognized tax benefits at December 31	320	2,679	2,679

Net uncertain tax benefits, that if recognized would impact the effective tax rate, at December 31	$253	$2,116	$1,741

The U.S. operations have deferred tax assets for federal tax loss carry forwards of $1.7 million and $13.9 million and state tax loss carry forwards of $0.3 million and $1.6 million as of December 31, 2018 and 2017, respectively. These tax loss carry forwards will expire in the years 2026 through 2037. The Company realized tax benefits of $0.1 million and $0.8 million from stock options exercised in 2018 and 2017, respectively.
The Company maintains full valuation allowances of $5.9 million and $10.4 million at December 31, 2018 and 2017, respectively, on its capital loss on note redemptions, foreign withholding tax credits and foreign net operating loss carryforwards as it is more likely than not that these tax benefits will not be realized. The decrease in valuation allowances during 2018 is primarily a result of the true-up of prior year foreign tax withholding credits and foreign net operating losses. These foreign tax withholding credits and foreign net operating losses are not anticipated to be utilized in future years. Certain of these foreign tax attributes, approximately $3.3 million, do not expire, while the remaining tax attributes will expire in the years 2019 through 2038.
On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, 100% bonus depreciation for certain capital expenditures, stricter limits on deductions for interest and certain executive compensation and transitioning U.S. international taxation from a worldwide tax system to a territorial tax system.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118 and ASU 2018-05, the Company recognized the provisional tax impacts related to the re-measurement of deferred income tax assets and liabilities and the one-time, mandatory transition tax on deemed repatriation during the year ended December 31, 2017. During 2018, the Company finalized these calculations and recorded a total benefit of $7.4 million. This benefit included $3.2 million related to adjustments to the transition tax and a $4.2 million benefit related to the remeasurement of certain deferred tax assets and liabilities as a result of the U.S. federal tax return filing, mainly NOLs which were used to offset the transition tax.
The Company re-evaluated the impact of the Tax Act on its permanent reinvestment assertion. Specifically, with respect to the accumulated earnings of its Canadian subsidiary, the Company has reversed its permanent reinvestment assertion and has provided for $1.2 million of foreign withholding taxes on these unremitted earnings. Apart from the unremitted earnings, the Company has not provided for deferred taxes on the outside basis of its investment in the Canadian subsidiary as this remains permanently reinvested. The Company considers all other foreign subsidiaries to be permanently reinvested. A determination of the unrecognized deferred taxes related to these other components is not practicable.
Beginning in 2018, the Tax Act includes two new U.S. tax base erosion provisions, the GILTI provisions and the base-erosion and anti-abuse tax (“BEAT”) provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has booked an additional tax income of $0.8 million for the period.
The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company does not expect to have any material tax impacts of BEAT and therefore has not recorded any related tax impacts in its consolidated financial statements for the period ended December 31, 2018.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns for the years 2014 through 2017. The Company has recorded an immaterial amount for interest and penalties in the statement of operations. Interest and penalties related to uncertain tax positions of $0.1 million and $0.8 million are accrued in other long-term liabilities as of December 31, 2018 and December 31, 2017, respectively. Other than the items mentioned above, as of December 31, 2018, no significant adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid (net of refunds) were $18.4 million, $14.9 million and $27.9 million for 2018, 2017 and 2016, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Commitments and Contingencies:
Leases
Under agreements expiring through 2021, the Company leases railcars and other equipment under various operating leases. Rental expense for 2018, 2017 and 2016 was $7,387, $7,287 and $6,930, respectively. Minimum annual rentals for all operating leases are:

Year Ending	Lease Payments
2019	$8,259
2020	7,130
2021	6,490
2022	6,032
2023	5,467
Thereafter	33,957

Purchase Commitments and Supplier Concentration
The Company relies on unaffiliated third parties to provide its raw materials, including intermediate products the Company sources to produce its products. The Company’s raw materials are purchased under supply arrangements that vary from long-term multi-year supply agreements to short term agreements. Some of these supply contracts include minimum purchase obligations on the part of the Company. The Company has multiple raw material supply contracts with pricing that is established annually based on a formula. The Company may be unable to renew the annual or other periodic contracts it has in place for its raw materials at all or on similar terms to the current terms. In addition, with respect to those suppliers with whom the Company does have long-term multi-year agreements, such suppliers may nevertheless seek to terminate, modify or disrupt performance under such agreements. The Company also relies on spot suppliers for certain raw materials and may from time to time experience sourcing difficulties in connection therewith.
Most of the Company’s raw materials are supplied to the Company by either one or a small number of suppliers. Some of those suppliers rely, in turn, on sole or limited sources of supply for raw materials included in their products. As a result, the Company may from time to time experience difficulties in sourcing raw materials.
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
Future environmental spending is probable at the Company's site in Nashville, Tennessee, both with respect to the eastern portion which had been used historically as a landfill, as well as a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. The Company has an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of December 31, 2018.
Litigation
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

17. Changes in Accumulated Other Comprehensive Income (Loss) by Component:

	Pension and Other Post-retirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2016	$(1,493)	$9	$(1,484)
Other comprehensive income (loss) before reclassifications	(412)	(9)	(421)
Amounts reclassified from accumulated other comprehensive income (loss)	(293)	—	(293)
Net current period other comprehensive income (loss)	(705)	(9)	(714)
Balance at December 31, 2017	(2,198)	—	(2,198)
Other comprehensive income (loss) before reclassifications	(344)	(767)	(1,111)
Amounts reclassified from accumulated other comprehensive income (loss)	293	—	293
Net current period other comprehensive income (loss)	(51)	(767)	(818)
Balance at December 31, 2018	$(2,249)	$(767)	$(3,016)

18. Financial Instruments and Concentration of Credit Risks:
The Company believes that its concentration of credit risk related to trade accounts receivable is limited since these receivables are spread among a number of customers and are geographically dispersed. The ten largest customers accounted for 24%, 26% and 35%, respectively, of net sales for 2018, 2017 and 2016. No customer accounted for more than 10% of the Company's sales in the last three years.

19. Valuation Allowances:
Valuation allowances as of December 31, 2018, 2017 and 2016, and the changes in the valuation allowances for the year ended December 31, 2018, 2017 and 2016 are as follows:

	Balance, January, 1 2018	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2018
Deferred taxes valuation allowances	$10,446	$(4,498)	$—	$—	$5,948
	Balance, January, 1 2017	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2017
Deferred taxes valuation allowances	$8,462	$1,984	$—	$—	$10,446
	Balance, January, 1 2016	Charged/ (credited) to costs and expenses	Deductions (Bad debts)	(Credited) to Goodwill	Balance, December 31, 2016
Deferred taxes valuation allowances	$8,630	$(168)	$—	$—	$8,462

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

For the year ended December 31, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$480,166	$260,605	$61,071	$801,842
EBITDA	$61,791	$34,124	$5,771	$101,686
Depreciation and amortization expense	$28,695	$14,347	$1,889	$44,931
Other data
Capital expenditures	$37,368	$17,886	$1,491	$56,745
Long-lived assets	$142,659	$88,468	$9,108	$240,235
Total assets	$601,030	$190,823	$23,301	$815,154
For the year ended December 31, 2017	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$397,298	$262,704	$62,022	$722,024
EBITDA	$67,156	$33,833	$3,060	$104,049
Depreciation and amortization expense	$24,212	$13,863	$2,329	$40,404
Other data
Capital expenditures	$23,556	$10,820	$483	$34,859
Long-lived assets	$130,705	$71,925	$16,667	$219,297
Total assets (b)	$556,479	$190,700	$37,990	$785,169

For the year ended December 31, 2016	Food, Health and Nutrition	Industrial Specialties	Other	Total
Sales	$376,672	$278,284	$70,389	$725,345
EBITDA (a)	$78,128	$36,029	$1,309	$115,466
Depreciation and amortization expense	$20,269	$12,645	$4,565	$37,479
Other data
Capital expenditures	$19,181	$15,866	$1,552	$36,599
Long-lived assets	$124,664	$72,727	$8,068	$205,459
Total assets	$397,575	$210,680	$34,756	$643,011

(a)	The year ended December 31, 2016 includes a $1.5 million charge to earnings for restructuring reserves in Other.

(b)	The increase in total assets in the Food, Health and Nutrition segment is largely due to the Novel Ingredients and NutraGenesis acquisitions.
A reconciliation of net income to EBITDA follows:

	2018	2017	2016
Net income	$36,071	$22,445	$47,971
Provision for income taxes	7,161	34,192	22,347
Interest expense, net	13,523	7,008	7,669
Depreciation and amortization	44,931	40,404	37,479
EBITDA	$101,686	$104,049	$115,466

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Year Ended December 31,
Product Revenues	2018	2017	2016
Specialty Ingredients	$567,064	$490,256	$456,465
Core Ingredients	183,872	174,819	200,560
Co-Products and Other	50,906	56,949	68,320
Total	$801,842	$722,024	$725,345
	Year Ended December 31,
Geographic Revenues	2018	2017	2016
U.S.	$517,782	$450,171	$418,411
Mexico	137,289	125,116	123,885
Canada	32,666	31,993	32,391
Other foreign countries	114,105	114,744	150,658
Total	$801,842	$722,024	$725,345
	Year Ended December 31,
Geographic Long-lived Assets	2018	2017	2016
U.S.	$127,788	$113,795	$104,118
Mexico	99,403	91,414	85,698
Canada	11,510	12,293	13,575
Other foreign countries	1,534	1,795	2,068
Total	$240,235	$219,297	$205,459
Revenues for the geographic information are attributed to geographic areas based on the destination of the sale.
Long-lived assets include property, plant and equipment.

21. Quarterly information (unaudited):

	2018
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Net sales	$205,440	$206,725	$196,934	$192,743	$801,842
Gross profit	42,227	36,385	35,228	29,551	143,391
Net income (loss)	10,915	6,246	14,090	4,820	36,071
Per share data:
Income per share:
Basic	$0.56	$0.32	$0.72	$0.25
Diluted	$0.55	$0.31	$0.71	$0.24
	2017
	Quarters ended
	March 31	June 30	September 30	December 31	Total
Net sales	$165,944	$179,140	$183,839	$193,101	$722,024
Gross profit	36,543	39,076	40,969	32,441	149,029
Net income (loss) (a)	10,923	11,223	11,582	(11,283)	22,445
Per share data:
Income per share:
Basic	$0.56	$0.58	$0.59	$(0.58)
Diluted	$0.55	$0.57	$0.58	$(0.58)
(a) The three months ended December 31, 2017 include a $17.3 million charge to income taxes for the impacts of the Tax Act.

22. Supply agreement termination
In June 2018, the Company agreed to terminate a previously long-term supply agreement and replaced it with a short-term one. In December 2018, as a result of the termination, the Company received consideration of $24.9 million which included $21.3 million in cash as well as receipt of certain tangible assets with a fair value of $3.6 million. The consideration was recorded as a deferred liability with $9.5 million in Other current liabilities and the remaining $15.4 recorded in Other long-term liabilities. Beginning in January 2019, the deferred liability will be amortized on a straight-line basis through July 2021, which is the end of the new supply agreement, as a reduction of Cost of goods sold.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Control and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be reported in the Company’s consolidated financial statements and filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Principal Executive Officer and Principal Financial Officer, with the participation of management, concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2018.
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
As of December 31, 2018, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective at the reasonable assurance level.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included in “Part II, Item 8. Consolidated Financial Statements and Supplementary Data”.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during or with respect to the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information relating to our executive officers appears in "Part 1, Item 1. Business" appearing elsewhere in this Annual Report on Form 10-K. Additional information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The following information is provided for our most recently completed fiscal year for certain plans providing compensation in the form of equity securities.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b) *	(c)
Equity compensation plans approved by security holders	865,722	$38.79	1,398,114	* *
Equity compensation plans not approved by security holders	—	$—	—
Total	865,722	$38.79	1,398,114
 ______________________

*	In column (b), the weighted average exercise price is only applicable to stock options.

**	In column (c), the shares shown are attributable to the 2009 and 2018 Long Term Incentive Plans.
Additional information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the 2019 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innophos Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 27th day of February, 2019.

INNOPHOS HOLDINGS, INC.

By:	/S/ KIM ANN MINK
Kim Ann Mink
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Innophos Holdings, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ KIM ANN MINK	Chairman, Chief Executive Officer and President	February 27, 2019
Kim Ann Mink	(Principal Executive Officer)

/S/ HAN KIEFTENBELD	Senior Vice President and Chief Financial Officer	February 27, 2019
Han Kieftenbeld	(Principal Financial Officer)

/S/ WILLIAM DUNWORTH	Vice President, Corporate Controller and Chief Accounting Officer	February 27, 2019
William Dunworth	(Principal Accounting Officer)

/S/ GARY CAPPELINE	Director	February 27, 2019
Gary Cappeline

/S/ JANE HILK	Director	February 27, 2019
Jane Hilk

/S/ LINDA MYRICK	Director	February 27, 2019
Linda Myrick

/S/ KAREN OSAR	Director	February 27, 2019
Karen Osar

/S/ JOHN STEITZ	Director	February 27, 2019
John Steitz

/S/ PETER THOMAS	Director	February 27, 2019
Peter Thomas

/S/ ROBERT ZATTA	Director	February 27, 2019
Robert Zatta

EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Termination Agreement, dated as of June 29, 2018, by and among Innophos, Inc., PCS Sales (USA), Inc. and PCS Nitrogen Fertilizer, L.P. (now part of Nutrien) (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on July 2, 2018

10.2
Merchant Green Acid Supply Agreement, dated as of June 29, 2018, by and between Innophos, Inc. and PCS Sales (USA), Inc. (now part of Nutrien) (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on July 2, 2018

10.3
Services Agreement, dated as of June 29, 2018, by and between Innophos, Inc. and PCS Nitrogen Fertilizer, L.P. (now part of Nutrien), incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on July 2, 2018

10.4
Letter Agreement between Innophos, Inc. and PCS Nitrogen Fertilizer, L.P., dated June 29, 2018, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on July 2, 2018

10.5
Purified Wet Phosphoric Acid Supply Agreement, effective as of July 30, 2018, by and between Innophos, Inc. and PCS Sales (USA), Inc. (now part of Nutrien) (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on July 2, 2018

10.6
Purified Phosphoric Acid (PPA) Supply Contract between Innophos, Inc. and EURO MAROC PHOSPHORE (Emaphos) (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on November 1, 2018

10.7
Sulfur Supply Contract dated as of January 1, 2011 by and Between Pemex Gas Y Petroquimica Basica (assigned to Pemex Transformacion Industrial) and Innophos Fosfatados de Mexico, S. de R.L. de C.V. (filed in redacted form per confidential treatment order), incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-K of Innophos Holdings, Inc. filed on February 28, 2011

10.8
Partial Assignment of Rights and Obligations Agreement dated November 1, 2012, by and between Administracion Portuaria Integral de Coatzacoalcos, S.A. de C.V. and Innophos Fosfatados de Mexico, S. de R.L. de C.V (in redacted form per confidential treatment order), incorporated by reference to Exhibit 99.1 to Form 8-K of Innophos Holdings, Inc. filed November 9, 2012

10.9
Addendum to Partial Assignment of Rights and Obligations agreement, dated May 31, 2016, incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K of Innophos Holdings, Inc. filed on February 28, 2017

10.10+
Innophos Holdings, Inc. Amended and Restated 2005 Executive Stock Option Plan, incorporated by reference to Exhibit 10.28 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos Holdings, Inc. filed October 30, 2006

10.11+	Form of 2006 Long-Term Equity Incentive Plan, incorporated by reference to Exhibit 10.37 to Amendment No. 4 of Registration Statement 333-135851 on Form S-1 of Innophos, Inc. filed October 30, 2006
10.12+	Form of 2009 Long-Term Incentive Plan (2009 LTIP), incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed June 4, 2009
10.13+
Form of Award Agreement under the 2009 LTIP (for 2018 awards, other than Dr. Mink) incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on April 4, 2018

10.14+	Form of Award Agreement under the 2009 LTIP (for 2018 award for Dr. Mink) incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on April 4, 2018
10.15+	Form of Award Agreement under the 2009 LTIP (for 2017 awards), incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on April 7, 2017
10.16+	Form of Award Agreement under the 2009 LTIP (for 2016 awards) incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K of Innophos Holdings, Inc. filed on February 28, 2017

10.17+	Innophos Holdings, Inc. 2018 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on May 16, 2018
10.18+*	Form of Innophos, Inc. Retirement Savings Restoration Plan, effective as of January 1, 2019
10.19+*	Innophos, Inc. Management Incentive Plan, effective as of January 1, 2018
10.20+
Form of Indemnification Agreement (prior to September 2018), by and among Innophos Holdings, Inc. and certain Directors and Executive Officers, incorporated by reference to Exhibit 99.2 of Form 8-K of Innophos Holdings, Inc. filed January 31, 2007

10.21+*	Form of Indemnification Agreement (for directors and executive officers joining after September 2018), by and among Innophos Holdings, Inc. and certain Directors and Executive Officers
10.22+
Executive Employment Agreement, dated November 10, 2015, by and between Innophos Holdings, Inc. and Kim Ann Mink, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Innophos Holdings, Inc. filed on November 16, 2015

10.23+
Executive Employment Agreement, dated April 1,2016, by and between Innophos Holdings, Inc. and Han Kieftenbeld, incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K of Innophos Holdings, Inc. filed on March 1, 2018

10.24+
Executive Employment Agreement, dated as of October 7, 2016, by and between Innophos Holdings, Inc. and Joshua Horenstein, incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K of Innophos Holdings, Inc. filed on March 1, 2018

10.25+
Change in Control Agreement, dated July 15, 2016, by and between Innophos Holdings, Inc. and Sherry Duff, incorporated by reference to Exhibit 10.20 of the Annual Report on Form 10-K of Innophos Holdings, Inc. filed on March 1, 2018

10.26+
Change in Control Agreement, dated April 26, 2017, by and between Innophos Holdings, Inc. and Amy Hartzell, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Innophos Holdings, Inc. on June 6, 2017

10.27+*	Change in Control Agreement, dated April 26, 2017, by and between Innophos Holdings, Inc. and Mark Santangelo
10.28
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