Form 10-Q
period 2019-03-31
Innophos Holdings, Inc.
filed 2019-05-01
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2019, the registrant had 19,669,952 shares of common stock outstanding.

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
You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 27, 2019, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.
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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$21,173	$20,197
Accounts receivable, net of allowance for doubtful accounts ($734 and $688)	111,720	102,564
Inventories	173,563	180,203
Other current assets	23,068	24,094
Total current assets	329,524	327,058
Property, plant and equipment, net	237,327	240,235
Lease right-of-use assets	53,305	—
Goodwill	152,767	152,767
Intangibles and other assets, net	92,215	95,094
Total assets	$865,138	$815,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade and other	$54,582	$80,007
Other current liabilities	50,242	49,993
Total current liabilities	104,824	130,000
Long-term debt	330,000	300,000
Long-term lease liabilities	46,858	—
Other long-term liabilities	36,910	49,639
Total liabilities	$518,592	$479,639
Commitments and contingencies (Note 14)
Common stock, par value $.001 per share; authorized 100,000,000; issued 22,985,169 and 22,984,608; outstanding 19,601,926 and 19,613,085 shares	$20	$20
Paid-in capital	143,329	142,558
Common stock held in treasury, at cost (3,383,243 and 3,371,523 shares)	(177,075)	(176,862)
Retained earnings	384,016	372,815
Accumulated other comprehensive loss	(3,744)	(3,016)
Total stockholders' equity	346,546	335,515
Total liabilities and stockholders' equity	$865,138	$815,154

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended
	March 31, 2019	March 31, 2018
Net sales	$191,414	$205,440
Cost of goods sold	155,002	163,213
Gross profit	36,412	42,227
Operating expenses:
Selling, general and administrative	19,442	22,520
Research & development expenses	1,340	1,411
Total operating expenses	20,782	23,931
Operating income	15,630	18,296
Interest expense, net	3,702	2,904
Foreign exchange gain	(381)	(196)
Other (income), net	(3)	(15)
Income before income taxes	12,312	15,603
Provision for income taxes	3,618	4,688
Net income	$8,694	$10,915
Net income attributable to participating common shareholders	$8,676	$10,893

Per share data (Note 3):
Income per participating share:
Basic	$0.44	$0.56
Diluted	$0.44	$0.55
Weighted average participating shares outstanding:
Basic	19,570,453	19,501,346
Diluted	19,654,291	19,711,112

Other comprehensive income, net of tax:
Change in interest rate swaps, (net of tax of $225 and $0)	$(676)	$—
Change in pension and post-retirement plans, (net of tax of $17 and $243)	(52)	389
Other comprehensive income (loss), net of tax	$(728)	$389
Comprehensive income	$7,966	$11,304

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended
	March 31, 2019	March 31, 2018
Cash flows provided by operating activities
Net income	$8,694	$10,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,759	11,364
Amortization of deferred financing charges	107	108
Deferred income tax provision	69	—
Share-based compensation	787	998
Changes in assets and liabilities:
Accounts receivable	(9,156)	(5,841)
Inventories	6,640	(8,772)
Other current assets	1,026	308
Accounts payable	(20,578)	(915)
Other current liabilities	(5,542)	(5,856)
Other long-term assets and liabilities, net	(1,280)	(837)
Net cash (used for) provided by operating activities	(9,474)	1,472
Cash flows used for investing activities:
Capital expenditures	(9,924)	(15,065)
Net cash used for investing activities	(9,924)	(15,065)
Cash flows provided by financing activities:
Long-term debt borrowings	35,000	40,000
Long-term debt repayments	(5,000)	(5,000)
Restricted stock forfeitures	(212)	(251)
Dividends paid	(9,414)	(9,380)
Net cash provided by financing activities	20,374	25,369
Effect of foreign exchange rate changes on cash and cash equivalents	—	164
Net change in cash	976	11,940
Cash and cash equivalents at beginning of period	20,197	28,782
Cash and cash equivalents at end of period	$21,173	$40,722

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued additions to plant assets	$4,544	$3,903

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Common stock held in treasury	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2017	19,538	$20	$374,366	$(38,629)	$(2,198)	$333,559
Net income			10,915			10,915
Other comprehensive income, (net of tax $243) (a)					389	389
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			(293)			(293)
Effects of adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory			360			360
Equity-based compensation plans	(2)			693		693
Dividends declared ($0.48 per share) (b)			(9,410)			(9,410)
Balance, March 31, 2018	19,536	$20	$375,938	$(37,936)	$(1,809)	$336,213

Balance, December 31, 2018	$19,613	$20	$372,815	$(34,304)	$(3,016)	$335,515
Net income			8,694			8,694
Other comprehensive loss, (net of tax $242)					(728)	(728)
Effects of adoption of ASC 842 (net of tax $3,966) (c)			11,897			11,897
Equity-based compensation plans	(11)			558		558
Dividends declared ($0.48 per share) (d)			(9,390)			(9,390)
Balance, March 31, 2019	19,602	$20	$384,016	$(33,746)	$(3,744)	$346,546
(a) Includes the impact of ASU 2018-02, which transferred those amounts from accumulated other comprehensive income (loss) to retained earnings. See Note 16 to the Consolidated Financial Statements.
(b) $0.48 per share declared February 2018
(c) On the transition to ASC 842 effective January 1, 2019, a deferred gain (net of taxes) related to a sale leaseback transaction was credited to Retained Earnings. See Note 8 to the Consolidated Financial Statements.
(d) $0.48 per share declared February 2019

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

1. Basis of Statement Presentation
Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Innophos have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, for interim financial reporting and do not include all disclosures required by U.S. GAAP for annual financial reporting, and should be read in conjunction with the audited consolidated and combined financial statements of the Company at December 31, 2018 and for the three years then ended.
The accompanying unaudited condensed consolidated financial statements of the Company reflect all adjustments which management considers necessary for a fair statement of the results of operations for the interim periods and is subject to year-end adjustments. The results of operations for the interim periods are not necessarily indicative of the results for the full year. The December 31, 2018 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
Error Correction

During the fourth quarter of 2018, the Company identified an error associated with disclosing 2018 accrued capital expenditures and adjusting for them as non-cash investing activities in the consolidated statement of cash flows. The Company has evaluated the materiality of the error and concluded it was not material to any of the previously issued consolidated financial statements. However, the Company has elected to revise its consolidated cash flow statement for the period ending March 31, 2018 to correct the error.

The following table presents the effect of the revision on the selected line items previously reported in the consolidated cash flows statement for the quarter ended March 31, 2018:

	March 31, 2018		March 31, 2018
Consolidated Statement of Cash Flows	As reported	Adjustment	As revised
Cash flows from operating activities
Changes in assets and liabilities:
Accounts payable	$(6,581)	$5,666	$(915)
Net cash (used for) provided by operations	$(4,194)	$5,666	$1,472

Cash flows used for investing activities
Capital expenditures	$(9,399)	$(5,666)	$(15,065)
Net cash (used for) investing activities	$(9,399)	$(5,666)	$(15,065)

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Accrued additions to plant assets		$3,903	$3,903

These accompanying notes to the consolidated financial statements reflect the impact of this revision. The revision of the Company’s interim consolidated statements of cash flows in the previously issued unaudited condensed consolidated financial statements for the six months ended June 30, 2018 and the nine months ended September 30, 2018 will be effected in connection with the Company’s filing of its Forms 10-Q for the quarters ended June 30, 2019 and September 30, 2019, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Recently Issued Accounting Standards
Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset (ROU asset) representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption (the effective date method). The Company adopted this standard as of January 1, 2019, and has elected the effective date method. The Company also elected the package of practical expedients, which among other things, does not require reassessment of prior conclusions to contracts containing a lease, lease classification, and initial direct costs. As an accounting policy election, the Company will exclude short-term leases (term of 12 months or less) from the balance sheet. The Company's lease agreements do not contain any residual value guarantees. Please see Note 8, "Leases", for further disclosures.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and hedging (Topic 815): Targeted improvements to accounting for hedging activities. This standard more closely aligns the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. This standard also addresses specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company adopted this standard on January 1, 2019, and there was no material impact on its financial position, results of operations and related disclosures.
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

	Three Months Ended March 31, 2019
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$100,528	$5,278	$8,432	$19,678	$133,916
Core Ingredients	15,086	2,251	22,609	4,815	44,761
Co-Products & Other	12,371	146	149	71	12,737
Total	$127,985	$7,675	$31,190	$24,564	$191,414

	Three Months Ended March 31, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$114,784	$5,838	$7,617	$19,404	$147,643
Core Ingredients	16,415	2,000	17,643	9,759	45,817
Co-Products & Other	8,707	65	3,208	—	11,980
Total	$139,906	$7,903	$28,468	$29,163	$205,440

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

Practical Expedients and Exemptions

Management reviewed the practical expedients which a Company may utilize when implementing Topic 606 - Revenue from Contracts with Customers. As such, the Company has applied the practical expedient related to significant financing components and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$8,694	$10,915
Less: earnings attributable to unvested shares	(18)	(22)
Net income available to participating common shareholders	$8,676	$10,893
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,570,453	19,501,346
Dilutive effect of stock equivalents	83,838	209,766
Diluted number of weighted average participating common shares outstanding	19,654,291	19,711,112
Earnings per participating common share:
Earnings per participating common share—Basic	$0.44	$0.56
Earnings per participating common share—Diluted	$0.44	$0.55

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	610,825	383,380

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

4. Stockholders’ Equity / Share-Based Compensation
The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended
	March 31, 2019	March 31, 2018
Stock options	$317	$346
Restricted stock	527	525
Performance shares	(57)	127
Total share-based compensation expense	$787	$998

5. Inventories
Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$41,856	$46,147
Finished products	116,284	119,407
Spare parts	15,423	14,649
	$173,563	$180,203

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of March 31, 2019 and December 31, 2018 were $15,834 and $14,327, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Other Current Assets
Other current assets consist of the following:

	March 31, 2019	December 31, 2018
Creditable taxes (value added taxes)	$12,236	$11,944
Vendor inventory deposits (prepaid)	960	454
Prepaid income taxes	6,523	6,658
Prepaid insurance	1,760	2,605
Other	1,589	2,433
	$23,068	$24,094

7. Goodwill

The following table provides a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period (in thousands):

	Food, Health and Nutrition	Industrial Specialties	Other	Total
Balance: January 1, 2019	$129,484	$23,283	$—	$152,767
Balance: March 31, 2019	$129,484	$23,283	$—	$152,767

8. Leases

The Company determines if an arrangement is a lease at inception. Lease Right of Use, or ROU, assets and noncurrent lease liabilities are presented as distinct accounts in the Consolidated Balance Sheet. Current lease liabilities are included within Other current liabilities in the Consolidated Balance Sheet. The Company does not have any Finance leases. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, as the implicit rate is not readily determinable. The Company gives consideration to publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet. Certain leases include one or more options to renew, with renewal terms that can extend the lease up to five years and certain leases also include options to purchase the leased property. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

The Company primarily leases rail cars, inventory tanks, buildings, equipment, and fleet cars. The Company recorded ROU assets of $48.8 million and lease liabilities of $48.9 million, respectively at January 1, 2019. The impact to the Company's Consolidated Statement of Comprehensive Income and Consolidated Statement of Cash Flows was not material. As of March 31, 2019, the Company had 43 leases, with remaining terms ranging from less than one year to 20 years.

Under one of its warehousing agreements with third-party service providers, the Company controls the amount, timing, placing, and removing of items for the entire capacity of the warehouse. Therefore the Company controls the asset, and

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

the warehouse is deemed to be leased for accounting purposes. For this warehousing agreement, the Company accounts for the lease and non-lease components separately. The lease component consists of the warehouse and the non-lease components consist of services, such as loading, unloading, and maintenance. The Company allocates the consideration in the warehousing agreement to the lease and non-lease components using their relative standalone prices.

In December 2018, the Company sold its Chicago Heights, IL warehouse for $23.0 million. Under the agreement, the Company is leasing back the property from the purchaser over a period of 20 years. The Company is accounting for the leaseback as an operating lease. The annual rent for the initial period of five years is approximately $1.5 million plus taxes and subsequently will increase 10% every five years through the end of the lease. Prior to the adoption of the new lease standard, gains on sale-leaseback transactions were deferred and recognized in the statement of comprehensive income over the lease term. Under the new lease standard, gains on sale-leaseback transactions (subject to adjustment for off-market terms) are recognized immediately. Therefore, the sale-leaseback gain of $11.9 million (net of tax of $4.0 million) was deferred as of December 31, 2018 and on the transition to ASC 842 effective January 1, 2019, was reclassed to retained earnings.

The components of lease expense were as follows:

Three months ended
March 31, 2019
Operating lease expense:
Cost of goods sold	$1,435
Selling, general and administrative	868
Total lease expense	$2,303

Supplemental balance sheet information related to the leases were as follows:

March 31, 2019
Operating lease ROU assets	$53,305

Current operating lease liabilities	$6,586
Noncurrent operating lease liabilities	46,858
Total operating lease liabilities	$53,444

Supplemental cash flow and other information related to the leases were as follows:

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,292
ROU assets obtained in exchange for new operating lease liabilities	$6,157

March 31, 2019
Weighted average remaining lease term of operating leases (in years)	11
Weighted average discount rate of operating leases	5.34%

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Maturities of lease liabilities were as follows:

March 31, 2019
2019	$9,194
2020	7,925
2021	7,205
2022	6,558
2023	6,094
2024 and thereafter	36,709
Total lease payments	$73,685
Less: imputed interest	20,241
Total lease obligations	$53,444
Less: current obligations	6,586
Long-term lease obligations	$46,858

As required by ASC 842, the future minimum operating lease payments on non-cancelable leases as of December 31, 2018 under the accounting standards in effect as of that period were as follows :

December 31, 2018
2019	$8,259
2020	7,130
2021	6,490
2022	6,032
2023	5,467
2024 and thereafter	33,957
Long-term lease obligations	$67,335

9. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	March 31, 2019	December 31, 2018
Developed technology and application patents, net of accumulated amortization of $35,330 for 2019 and $34,669 for 2018	7-20	$10,945	$11,606
Customer relationships, net of accumulated amortization of $29,474 for 2019 and $28,032 for 2018	5-20	66,037	67,479
Trade names and license agreements, net of accumulated amortization of $15,234 for 2019 and $14,599 for 2018	5-20	12,327	12,962
Non-compete agreements, net of accumulated amortization of $1,326 for 2019 and $1,319 for 2018	3-10	7	14
Total intangibles, net		$89,316	$92,061
Deferred financing costs, net of accumulated amortization of $4,438 for 2019 and $4,331 for 2018 (see Note 11)		$1,184	$1,291
Other assets		1,715	1,742
Total other assets, net		$2,899	$3,033
		$92,215	$95,094

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

10. Other Current Liabilities
Other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
Payroll related	$12,041	$15,656
Operating lease liabilities	6,586	—
Taxes other than income taxes	1,683	3,071
Benefits and pensions	5,461	5,680
Freight and rebates	4,136	6,431
Income taxes	2,094	1,355
Restructuring reserve	—	217
Deferred gain on sale leaseback transaction (a)	—	790
Deferred contract termination (b)	9,623	9,489
Other	8,618	7,304
	$50,242	$49,993

(a) See Note 8 to the Consolidated Financial Statements for further details.
(b) See Note 18 to the Consolidated Financial Statements for further details.

11. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	March 31, 2019	December 31, 2018
Revolver borrowings under the credit facility due 2021	$330,000	$300,000
Total borrowings	$330,000	$300,000
Long-term debt	$330,000	$300,000

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
As of March 31, 2019, $330.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy) with total availability at $119.3 million, taking into account $0.7 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 4.6%.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

As of March 31, 2019, the Company was in full compliance with all debt covenant requirements.
Based on $180.0 million outstanding borrowings as floating rate debt, an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.8 million per year.
Total interest paid by the Company for all indebtedness for the three months ended March 31, 2019 and March 31, 2018 was $3.6 million and $3.1 million, respectively.

Interest expense, net consists of the following:

	Three months ended
	March 31, 2019	March 31, 2018
Interest expense	$3,700	$3,096
Deferred financing cost	107	108
Interest income	(27)	(20)
Less: amount capitalized for capital projects	(78)	(280)
Total interest expense, net	$3,702	$2,904
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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

Tabular Disclosure of Fair Values of Derivative Instruments
		Fair value as of
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest Rate Contract	Other Long-Term Liabilities	$1,924	$1,023
		$1,924	$1,023

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCI for the three months ended March 31, 2019 and March 31, 2018.

Tabular Disclosure of the Effect of Derivative Instruments

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
Interest Rate Contract	$(901)	Interest Income/(Expense)	$(63)
Three months ended March 31, 2019	$(901)		$(63)

Interest Rate Contract	$—	Interest Income/(Expense)	$—
Three months ended March 31, 2018	$—		$—

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

12. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	March 31, 2019	December 31, 2018
Deferred income taxes	$8,961	$5,113
Pension and post retirement liabilities	9,445	9,238
Uncertain tax positions	320	320
Environmental liabilities	1,100	1,100
Deferred gain on sale leaseback transaction (a)	—	15,073
Deferred contract termination fee (b)	12,831	15,371
Other liabilities	4,253	3,424
	$36,910	$49,639

(a) See Note 8 to the Consolidated Financial Statements for further details.
(b) See Note 18 to the Consolidated Financial Statements for further details.

13. Income Taxes
The effective income tax rate on income before taxes was approximately 29% for the three months ended March 31, 2019 compared to approximately 30% for the comparable period in 2018. The change in the components of the effective tax rate is primarily due to a decrease in the incremental U.S. tax on global intangible low-taxed income, or GILTI, of 3%, partially offset by foreign exchange effects resulting in a 1% increase in the effective tax rate and reduced excess tax benefit from stock-based compensation resulting in a 1% increase in the effective tax rate.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2014 through 2017. During the quarter ended March 31, 2019, the Company's liability for unrecognized tax benefits was unchanged. The Company estimates the liability for unrecognized tax benefits will not change during the next twelve months. Other than the items mentioned above, as of March 31, 2019, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $2.6 million and $3.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

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
Future environmental spending is probable at the Company's site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. The Company has an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of March 31, 2019.
Litigation

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

15. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$36	$36	$—	$36	$36
Interest cost	25	34	59	24	29	53
Expected return on assets	(40)	—	(40)	(38)	—	(38)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(39)	(39)	—	(40)	(40)
net transition obligation	—	—	—	—	—	—
Net periodic (benefit) cost	$(15)	$31	$16	$(14)	$25	$11
Innophos has no minimum contribution requirements and does not plan to make cash contributions for its U.S. defined benefit pension plan in 2019.
Innophos had no minimum contribution requirements and did not make cash contributions for its U.S. defined benefit pension plan in 2018.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$93	$15	$108	$113	$16	$129
Interest cost	131	15	146	132	15	147
Expected return on assets	(198)	—	(198)	(205)	—	(205)
Amortization of
actuarial loss (gain)	50	—	50	48	1	49
prior service cost	12	—	12	13	—	13
net transition obligation	—	3	3	—	6	6
Exchange rate changes	(88)	30	(58)	118	(39)	79
Net periodic cost (benefit)	$—	$63	$63	$219	$(1)	$218
Innophos Canada, Inc. plans to make cash contributions to its Canadian defined benefit plan of approximately $0.3 million in 2019.
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of approximately $0.7 million in 2018.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component:

Three Months Ended March 31, 2019	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,249)	$(767)	$(3,016)
Other comprehensive (loss) before reclassifications	—	(723)	(723)
Amounts reclassified from accumulated other comprehensive income	(52)	47	(5)
Net current period other comprehensive (loss)	(52)	(676)	(728)
Balance at March 31, 2019	$(2,301)	$(1,443)	$(3,744)

Three Months Ended March 31, 2018	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2017	$(2,198)	$—	$(2,198)
Other comprehensive income before reclassifications	96	—	96
Amounts reclassified from accumulated other comprehensive income	293	—	293
Net current period other comprehensive income	389	—	389
Balance at March 31, 2018	$(1,809)	$—	$(1,809)

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

Three Months Ended March 31, 2019	Food, Health and Nutrition	Industrial Specialties	Other	Total
Net sales	$115,067	$63,197	$13,150	$191,414
EBITDA	$14,406	$8,056	$3,311	$25,773
Depreciation and amortization expense	$6,388	$3,179	$192	$9,759

Three Months Ended March 31, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Net sales	$126,363	$63,350	$15,727	$205,440
EBITDA	$18,992	$10,093	$786	$29,871
Depreciation and amortization expense	$7,322	$3,736	$306	$11,364
A reconciliation of net income to EBITDA follows:

	Three months ended
	March 31, 2019	March 31, 2018
Net income	$8,694	$10,915
Provision for income taxes	3,618	4,688
Interest expense, net	3,702	2,904
Depreciation and amortization	9,759	11,364
EBITDA	$25,773	$29,871

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

18. Supply Agreement Termination

In June 2018, the Company agreed to terminate a previously long-term supply agreement and replaced it with a short-term agreement. In December 2018, as a result of the termination, the Company received consideration of $24.9 million which included $21.3 million in cash as well as receipt of certain tangible assets with a fair value of $3.6 million. The consideration was recorded as a deferred liability with $9.5 million in Other current liabilities and the remaining $15.4 million recorded in Other long-term liabilities. Beginning in January 2019, the deferred liability is being amortized on a straight-line basis through July 2021, which is the end of the new supply agreement, as a reduction of Cost of goods sold. For the three months ended March 31, 2019 amortization of the deferred liability was $2.4 million.

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

Recent Trends and Outlook
Revenues are now forecasted to be 1-2% below 2018 revenue of $802 million. This revised range reflects the impact from the softer demand the Company began to experience in Q1 in certain Industrial Specialties categories. The Company expects the order pattern and Midwest flooding time delays experienced in the first quarter to rebound over the next two quarters. Additionally, Innophos continues to expect positive year-over-year revenue contribution from price increases and new product wins to be offset by the discontinuation of lower-margin FHN nutrition trading business in 2018, lower co-product sales in the Other segment due to efficiency improvements and indirect tariffs pressure from competition redirecting mostly technical grade product to international markets.

In Q2 2019, Innophos will undergo and complete a planned annual maintenance shut down on one of its production units at the Coatzacoalcos, Mexico facility. This will result in $3 million of maintenance and under-absorption costs, which were already reflected in the Company’s 2019 guidance.
From a GAAP and cash perspective, the expectation is that costs will be higher during the first half of 2019. The anticipated non-recurring portion is expected to be adjusted for non-GAAP reporting purposes, such as value chain transition expense, which was completed in Q1 2019, and Mexico natural gas supply adjustment charges.
Capital investments are expected to be in line with 2018 to finalize the value chain and manufacturing optimization program that commenced in last year. Average working capital is also estimated to remain in line with 2018.
The Company expects its effective tax rate to operate in the 28-32% range.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Amount	%	Amount	%
Net sales	$191.4	100.0	$205.4	100.0
Cost of goods sold	155.0	81.0	163.2	79.5
Gross profit	36.4	19.0	42.2	20.5
Operating expenses:
Selling, general and administrative	19.5	10.2	22.5	11.0
Research & development	1.3	0.7	1.4	0.7
Income from operations	15.6	8.2	18.3	8.9
Interest expense, net	3.7	1.9	2.9	1.4
Foreign exchange gain, net	(0.4)	(0.2)	(0.2)	(0.1)
Provision for income taxes	3.6	1.9	4.7	2.3
Net income	$8.7	4.5	$10.9	5.3

Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended March 31, 2019 were $191.4 million, a decrease of $14.0 million, or 6.8%, as compared to $205.4 million for the same period in 2018, with prices up 3.7%, and volumes lower by 10.5%. Food, Health and Nutrition segment sales were down 8.9%, or $11.3 million, with selling prices higher by 4.4%, or $5.5 million, but volumes lower by 13.3%, or $16.8 million. Industrial Specialties sales were down 0.2%, or $0.1 million, with volumes lower by 3.7%, or $2.4 million, but selling prices higher by 3.5%, or $2.3 million. Other sales were lower by 16.4%, or $2.6 million, with volumes lower by 15.5%, or $2.5 million, and selling prices lower by 0.9%, or $0.1 million.
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
The following table illustrates for the three months ended March 31, 2019 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	4.4%	(13.3)%	(8.9)%
Industrial Specialties	3.5%	(3.7)%	(0.2)%
Other	(0.9)%	(15.5)%	(16.4)%
Total	3.7%	(10.5)%	(6.8)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended March 31, 2019 was $36.4 million, a decrease of $5.8 million, or 13.7%, as compared to $42.2 million for the same period in 2018. Gross profit as a percentage of net sales decreased to 19.0% for the three months ended March 31, 2019 versus 20.5% for the same period in 2018.

The following table outlines the factors resulting in the year on year change in the three months ended March 31, 2019.

$ (in millions)
Higher selling prices	$7.6
Lower sales volume/mix	(6.4)
Supply agreement termination amortization	2.4
Severance	(0.2)
Higher raw materials costs (a)	(4.8)
Higher manufacturing cost	(2.1)
Higher value chain transition costs	(1.6)
Lower depreciation and amortization	0.5
Higher natural gas cost at our Coatzacoalcos, Mexico manufacturing facility	(1.2)
Other	—
$(5.8)

(a) Primarily sulfur and MGA.

Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended March 31, 2019 were $20.8 million, a decrease of $3.1 million, or 13.0%, as compared to $23.9 million for the same period in 2018. The decrease was mainly due to $1.1 million lower depreciation and $2.0 million lower administration costs from acquisition synergies.
Operating Income
Operating income for the three months ended March 31, 2019 was $15.6 million, a decrease of $2.7 million, or 14.8%, as compared to $18.3 million for the same period in 2018. Operating income as a percentage of net sales decreased to 8.2% versus 8.9% for the same period in 2018, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended March 31, 2019 was $3.7 million, an increase of $0.8 million, or 27.6%, as compared to $2.9 million for the same period in 2018. The increase was primarily due to higher market interest rates.

Foreign Exchange
Foreign exchange for the three months ended March 31, 2019 was a gain of $0.4 million as compared to a gain of $0.2 million for the same period in 2018. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was approximately 29% for the three months ended March 31, 2019 compared to approximately 30% for the comparable period in 2018. The change in the components of the effective tax rate is primarily due to a decrease in the incremental U.S. tax on global intangible low-taxed income, or GILTI, of 3%, partially offset by foreign exchange effects resulting in a 1% increase in the effective tax rate and reduced excess tax benefit from stock-based compensation resulting in a 1% increase in the effective tax rate.
Net Income
Net income for the three months ended March 31, 2019 was $8.7 million, as compared to $10.9 million for the same period in 2018, due to the factors described above.

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition; (2) Industrial Specialties; and (3) Other. These reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and earnings before interest, taxes, depreciation and amortization, or EBITDA. The following table sets forth the results of these indicators by segment for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$115,067	$126,363	(8.9)%
Industrial Specialties	63,197	63,350	(0.2)%
Other	13,150	15,727	(16.4)%
Total	$191,414	$205,440	(6.8)%

Segment EBITDA
Food, Health and Nutrition	$14,406	$18,992
Industrial Specialties	8,056	10,093
Other	3,311	786
Total	$25,773	$29,871

Segment EBITDA % of net sales
Food, Health and Nutrition	12.5%	15.0%
Industrial Specialties	12.7%	15.9%
Other	25.2%	5.0%
Total	13.5%	14.5%

Depreciation and amortization expense
Food, Health and Nutrition	$6,388	$7,322
Industrial Specialties	3,179	3,736
Other	192	306
Total	$9,759	$11,364

A reconciliation of net income to EBITDA follows:

	Three months ended
	March 31, 2019	March 31, 2018
Net income	$8,694	$10,915
(Benefit) provision for income taxes	3,618	4,688
Interest expense, net	3,702	2,904
Depreciation and amortization	9,759	11,364
EBITDA	$25,773	$29,871

Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Segment Net Sales:
Food, Health and Nutrition net sales decreased 8.9% for the three months ended March 31, 2019 compared with the same period in 2018. Volumes decreased 13.3%, due to the Company's decision to discontinue a portion of low-margin nutrition trading business, order pattern and weaker than expected demand in certain Industrial Specialties categories, related in part to "indirect" tariff effects. Average selling price increased 4.4%.
Industrial Specialties net sales decreased 0.2% for the three months ended March 31, 2019 compared with the same period in 2018. Volumes decreased 3.7% due to impacts from U.S. Midwest flooding, but average selling prices increased by 3.5%.
Other net sales decreased 16.4% for the three months ended March 31, 2019 compared with the same period in 2018. Volumes decreased 15.5% due primarily to order pattern, and average selling prices decreased 0.9%.
Segment EBITDA Percentage of Net Sales:

The 250 basis point decrease in Food, Health and Nutrition EBITDA margins for the three months ended March 31, 2019 compared with the same period in 2018 is due to higher raw material costs, largely sulfur and MGA, which decreased margins by 270 basis points, lower sales volume/mix which decreased margins by 270 basis points, higher manufacturing costs which decreased margins by 220 basis points, value chain transition costs which decreased margins by 80 basis points, higher severance which decreased margins by 50 basis points, and higher natural gas costs at our Coatzacoalcos, Mexico manufacturing facility which decreased margins by 20 basis points. This decrease was partially offset by higher average selling prices which increased margins by 360 basis points, lower operating costs which increased margins by 200 basis points, and supply agreement termination amortization which increased margins by 100 basis points.

The 320 basis point decrease in Industrial Specialties EBITDA margins for the three months ended March 31, 2019 compared with the same period in 2018 is due to higher manufacturing and operating costs which decreased margins by 260 basis points, lower sales volume/mix which decreased margins by 190 basis points, higher natural gas costs at our Coatzacoalcos, Mexico manufacturing facility which decreased margins by 90 basis points, value chain transition costs which decreased margins by 90 basis points, higher raw material costs which decreased margins by 80 basis points, and higher severance which decreased margins by 40 basis points. This decrease was partially offset by higher average selling prices which increased margins by 290 basis points and supply agreement termination amortization which increased margins by 140 basis points.

The 2,020 basis point increase in Other EBITDA margins for the three months ended March 31, 2019 compared with the same period in 2018 is due to lower manufacturing and operating costs which increased margins 1,760 basis points, higher sales volume/mix which increased margins by 1,040 basis points, supply agreement termination amortization which increased margins by 150 basis points, and other items that increased margins by 40 basis points. This increase was partially offset by higher raw material costs which decreased margins by 620 basis points, higher natural gas costs at our Coatzacoalcos, Mexico manufacturing facility which decreased margins by 230 basis points, lower selling prices which decreased margins 80 basis points, and value chain transition costs which decreased margins by 40 basis points.

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

Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Three months ended
	March 31, 2019	March 31, 2018
Operating Activities	$(9.5)	$1.5
Investing Activities	(9.9)	(15.1)
Financing Activities	20.4	25.4
Effect of foreign exchange rate changes	—	0.2

Three months ended March 31, 2019 compared to three months ended March 31, 2018
Net cash used in operating activities was $9.5 million for the three months ended March 31, 2019 compared to $1.5 million provided from operating activities for the same period in 2018, a decrease in cash of $11.0 million. The decrease in operating activities cash largely resulted from higher working capital needs, primarily due to unfavorable changes in accounts payable of $19.7 million and accounts receivable of $3.3 million, partially offset by a favorable change in inventory of $15.4 million.
Net cash used for investing activities was $9.9 million for the three months ended March 31, 2019, compared to $15.1 million for the same period in 2018, an increase in cash of $5.2 million. The increase was due to $5.2 million decrease in capital spending.
Approximately 60% of the 2019 capital spending was for strategic growth initiatives and the remaining 40% was for plant maintenance projects.
Net cash from financing activities for the three months ended March 31, 2019 was a source of $20.4 million, compared to a source of $25.4 million the same period in 2018, a decrease in cash of $5.0 million. This decrease in cash was due to decreased loan borrowings.
On March 31, 2019, the Company had cash and cash equivalents outside the United States of $15.1 million, or 72% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. The Company's current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to pay additional taxes, such as withholding taxes, to repatriate these funds.

Critical Accounting Estimates and Policies
There have been no material changes from the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
At March 31, 2019, we had a $450.0 million revolving credit facility, of which $330.0 million of variable-rate debt was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $119.3 million, taking into account $0.7 million in face amount of letters of credit issued under the sub-facility. In December 2018, the Company entered into an interest rate swap, swapping the LIBOR exposure of $150.0 million of floating rate debt, which is currently outstanding under our Credit Agreement, to a fixed rate to maturity obligation of 2.677% expiring in November 2021. The fair value of this interest rate swap is a liability of approximately $1.9 million as of March 31, 2019 and is included in other long-term liabilities.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue to use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $180.0 million outstanding borrowings as floating rate debt, an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.8 million per year.
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
As of March 31, 2019, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Note 14 of Notes to Consolidated Condensed Financial Statements in “Part I, Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not have any share repurchases on the open market during the first quarter of 2019. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. In the first quarter of 2019, the Company reacquired an aggregate of 7,005 shares at a price of $30.14 per share in connection with the surrender of restricted shares by employees for tax purposes.

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	May 1, 2019

INNOPHOS HOLDINGS, INC.

/s/ Mark Feuerbach
By:	Mark Feuerbach
Its:	Interim Chief Financial Officer
(Principal Financial Officer)

Dated:	May 1, 2019

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer dated November 1, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer dated November 1, 2018 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer dated November 1, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer dated November 1, 2018 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933, as amended.