Form 10-Q
period 2019-06-30
Innophos Holdings, Inc.
filed 2019-08-08
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File Number 001-33124
 ___________________________________________
INNOPHOS HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)
 ___________________________________________

Delaware			20-1380758
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

259 Prospect Plains Road	Cranbury	New Jersey	08512
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including Area Code: (609) 495-2495
 ____________________________________________

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	IPHS	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2019, the registrant had 19,691,124 shares of common stock outstanding.

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
You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.
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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$32,040	$20,197
Accounts receivable, net of allowance for doubtful accounts ($852 and $688)	98,957	102,564
Inventories	172,455	180,203
Other current assets	37,012	24,094
Total current assets	340,464	327,058
Property, plant and equipment, net	235,349	240,235
Lease right-of-use assets	51,604	—
Goodwill	152,767	152,767
Intangibles and other assets, net	89,971	95,094
Total assets	$870,155	$815,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade and other	$51,297	$80,007
Other current liabilities	67,993	49,993
Total current liabilities	119,290	130,000
Long-term debt	330,000	300,000
Long-term lease liabilities	45,478	—
Other long-term liabilities	36,200	49,639
Total liabilities	$530,968	$479,639
Commitments and contingencies (Note 14)
Common stock, par value $.001 per share; authorized 100,000,000; issued 23,042,492 and 22,984,608; outstanding 19,691,124 and 19,613,085 shares	$20	$20
Paid-in capital	146,107	142,558
Common stock held in treasury, at cost (3,351,368 and 3,371,523 shares)	(177,097)	(176,862)
Retained earnings	375,960	372,815
Accumulated other comprehensive loss	(5,803)	(3,016)
Total stockholders' equity	339,187	335,515
Total liabilities and stockholders' equity	$870,155	$815,154

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$185,038	$206,725	$376,452	$412,165
Cost of goods sold	148,646	170,340	303,648	333,553
Gross profit	36,392	36,385	72,804	78,612
Operating expenses:
Selling, general and administrative	20,261	22,503	39,703	45,023
Research & development expenses	1,232	1,338	2,572	2,749
Total operating expenses	21,493	23,841	42,275	47,772
Operating income	14,899	12,544	30,529	30,840
Interest expense, net	3,887	3,198	7,589	6,102
Foreign exchange (gain) loss	(470)	1,136	(851)	940
Other (income), net	(8)	(13)	(11)	(28)
Income before income taxes	11,490	8,223	23,802	23,826
Provision for income taxes	10,089	1,977	13,707	6,665
Net income	$1,401	$6,246	$10,095	$17,161
Net income attributable to participating common shareholders	$1,381	$6,213	$10,057	$17,106

Per share data (Note 3):
Income per participating share:
Basic	$0.07	$0.32	$0.51	$0.88
Diluted	$0.07	$0.31	$0.51	$0.87
Weighted average participating shares outstanding:
Basic	19,572,648	19,505,877	19,571,742	19,503,755
Diluted	19,776,845	19,818,883	19,715,907	19,765,971

Other comprehensive income (loss), net of tax:
Change in interest rate swaps, (net of tax of $466, $0, $691, and $0)	$(1,397)	$—	$(2,073)	$—
Change in pension and post-retirement plans, (net of tax of $15, ($30), $32, and $213)	(662)	94	(714)	483
Other comprehensive income (loss), net of tax	$(2,059)	$94	$(2,787)	$483
Comprehensive (loss) income	$(658)	$6,340	$7,308	$17,644

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended
	June 30, 2019	June 30, 2018
Cash flows provided by operating activities
Net income	$10,095	$17,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,646	22,453
Amortization of deferred financing charges	215	215
Deferred income tax provision	208	97
Dutch income tax liability	6,603	—
Share-based compensation	3,567	2,992
Changes in assets and liabilities:
Accounts receivable	3,607	(8,110)
Inventories	7,748	(13,136)
Other current assets	(12,918)	(4,481)
Accounts payable	(24,129)	(2,692)
Other current liabilities	4,226	(718)
Other long-term assets and liabilities, net	(3,087)	(4,224)
Net cash provided by operating activities	16,781	9,557
Cash flows used for investing activities:
Capital expenditures	(15,837)	(26,475)
Net cash used for investing activities	(15,837)	(26,475)
Cash flows provided by financing activities:
Long-term debt borrowings	37,000	61,000
Long-term debt repayments	(7,000)	(41,000)
Restricted stock forfeitures	(235)	(251)
Dividends paid	(18,866)	(18,782)
Net cash provided by financing activities	10,899	967
Effect of foreign exchange rate changes on cash and cash equivalents	—	(559)
Net change in cash	11,843	(16,510)
Cash and cash equivalents at beginning of period	20,197	28,782
Cash and cash equivalents at end of period	$32,040	$12,272

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued additions to plant assets	$4,824	$12,121

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Common stock held in treasury	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2017	19,538	$20	$374,366	$(38,629)	$(2,198)	$333,559
Net income			17,161			17,161
Other comprehensive income, (net of tax $213) (a)					483	483
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			(293)			(293)
Effects of adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory			360			360
Equity-based compensation	68			2,535		2,535
Dividends declared ($0.96 per share) (b)			(18,835)			(18,835)
Balance, June 30, 2018	19,606	$20	$372,759	$(36,094)	$(1,715)	$334,970

Balance, December 31, 2018	19,613	$20	$372,815	$(34,304)	$(3,016)	$335,515
Net income			10,095			10,095
Other comprehensive loss, (net of tax $723)					(2,787)	(2,787)
Effects of adoption of ASC 842 (net of tax $3,966) (c)			11,897			11,897
Equity-based compensation plans	78			3,314		3,314
Dividends declared ($0.96 per share) (d)			(18,847)			(18,847)
Balance, June 30, 2019	19,691	$20	$375,960	$(30,990)	$(5,803)	$339,187
(a) Includes the impact of ASU 2018-02, which transferred those amounts from accumulated other comprehensive income (loss) to retained earnings. See Note 16 to the Condensed Consolidated Financial Statements.
(b) $0.48 per share declared February 2018 and May 2018
(c) On the transition to ASC 842 effective January 1, 2019, a deferred gain (net of taxes) related to a sale leaseback transaction was credited to Retained Earnings. See Note 8 to the Condensed Consolidated Financial Statements.
(d) $0.48 per share declared February 2019 and April 2019

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
Error Correction

During the fourth quarter of 2018, the Company identified an error associated with disclosing 2018 accrued capital expenditures and adjusting for them as non-cash investing activities in the Condensed Consolidated Statements of Cash Flows. The Company has evaluated the materiality of the error and concluded it was not material to any of the previously issued consolidated financial statements. However, the Company has elected to revise its consolidated cash flow statement for the period ending June 30, 2018 to correct the error.

The following table presents the effect of the revision on the selected line items previously reported in the consolidated cash flows statement for the six months ended June 30, 2018:

	June 30, 2018		June 30, 2018
Consolidated Statement of Cash Flows	As reported	Adjustment	As revised
Cash flows from operating activities
Changes in assets and liabilities:
Accounts payable	$(141)	$(2,551)	$(2,692)
Net cash provided by (used for) operations	$12,108	$(2,551)	$9,557

Cash flows used for investing activities
Capital expenditures	$(29,026)	$2,551	$(26,475)
Net cash (used for) investing activities	$(29,026)	$2,551	$(26,475)

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Accrued additions to plant assets		$12,121	$12,121

These accompanying notes to the consolidated financial statements reflect the impact of this revision. The revision of the Company’s interim Condensed Consolidated Statements of Cash Flows in the previously issued unaudited condensed consolidated financial statements for the nine months ended September 30, 2018 will be effected in connection with the Company’s filing of its Form 10-Q for the quarter ended September 30, 2019.

During the second quarter of 2019, the Company identified and corrected errors related to the valuation of its inventory located at one of its domestic subsidiaries and the translation of Accumulated other comprehensive income (loss) related to pension and post retirement obligations at a foreign subsidiary. The adjustments decreased Cost of goods sold by $3.1 million and Foreign exchange (gain) loss by $0.7 million resulting in an increase to income before income taxes of approximately $3.8 million in the three month period ended June 30, 2019 and increased the Inventory balance by $3.1 million and decreased Accumulated other comprehensive income before income taxes by $0.7 million as of June 30, 2019.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Approximately $1.2 million of the cumulative adjustment should have been recorded during the first quarter of 2019 and the remaining $2.6 million related to prior periods. Management has concluded that these adjustments are not material to the periods presented or any of its previously issued financial statements, and are not expected to be material to the full year 2019 results.
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

	Three Months Ended June 30, 2019
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$93,335	$3,899	$9,034	$19,700	$125,968
Core Ingredients	15,982	2,444	23,369	6,656	48,451
Co-Products & Other	5,395	73	4,939	212	10,619
Total	$114,712	$6,416	$37,342	$26,568	$185,038

	Three Months Ended June 30, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$112,614	$6,441	$9,101	$20,425	$148,581
Core Ingredients	12,274	2,244	22,339	9,456	46,313
Co-Products & Other	5,488	68	5,849	426	11,831
Total	$130,376	$8,753	$37,289	$30,307	$206,725

	Six Months Ended June 30, 2019
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$193,863	$9,177	$17,466	$39,378	$259,884
Core Ingredients	31,068	4,695	45,978	11,471	93,212
Co-Products & Other	17,766	219	5,088	283	23,356
Total	$242,697	$14,091	$68,532	$51,132	$376,452

	Six Months Ended June 30, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$227,398	$12,279	$16,718	$39,829	$296,224
Core Ingredients	28,689	4,244	39,982	19,214	92,129
Co-Products & Other	14,195	133	9,057	427	23,812
Total	$270,282	$16,656	$65,757	$59,470	$412,165

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

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$1,401	$6,246	$10,095	$17,161
Less: earnings attributable to unvested shares	(20)	(33)	(38)	(55)
Net income available to participating common shareholders	$1,381	$6,213	$10,057	$17,106
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,572,648	19,505,877	19,571,742	19,503,755
Dilutive effect of stock equivalents	204,197	313,006	144,165	262,216
Diluted number of weighted average participating common shares outstanding	19,776,845	19,818,883	19,715,907	19,765,971
Earnings per participating common share:
Earnings per participating common share—Basic	$0.07	$0.32	$0.51	$0.88
Earnings per participating common share—Diluted	$0.07	$0.31	$0.51	$0.87

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	867,092	468,773	924,886	519,563

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

4. Stockholders’ Equity / Share-Based Compensation
The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock options	$485	$538	$802	$884
Restricted stock	745	755	1,272	1,280
Performance shares	850	122	793	249
Stock grants	700	579	700	579
Total share-based compensation expense	$2,780	$1,994	$3,567	$2,992

5. Inventories
Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$43,018	$46,147
Finished products (a)	114,293	119,407
Spare parts	15,144	14,649
	$172,455	$180,203

(a) The balance as of June 30, 2019 includes a $3.1 million increase related to a cumulative adjustment of capitalized variances.

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of June 30, 2019 and December 31, 2018 were $16,490 and $14,327, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Other Current Assets
Other current assets consist of the following:

	June 30, 2019	December 31, 2018
Creditable taxes (value added taxes)	$14,405	$11,944
Vendor inventory deposits (prepaid)	3,108	454
Prepaid income taxes	16,461	6,658
Prepaid insurance	797	2,605
Other	2,241	2,433
	$37,012	$24,094

7. Goodwill

The following table provides a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period (in thousands):

	Food, Health and Nutrition	Industrial Specialties	Other	Total
Balance: January 1, 2019	$129,484	$23,283	$—	$152,767
Balance: June 30, 2019	$129,484	$23,283	$—	$152,767

8. Leases

The Company determines if an arrangement is a lease at inception. Lease Right of Use, or ROU, assets and noncurrent lease liabilities are presented as distinct accounts in the Condensed Consolidated Balance Sheet. Current lease liabilities are included within Other current liabilities in the Condensed Consolidated Balance Sheet. The Company does not have any Finance leases. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments, as the implicit rate is not readily determinable. The Company gives consideration to publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet. Certain leases include one or more options to renew, with renewal terms that can extend the lease up to five years and certain leases also include options to purchase the leased property. We include options that we are reasonably certain to exercise in our evaluation of the lease term after considering all relevant economic and financial factors. We have lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.

The Company primarily leases rail cars, inventory tanks, buildings, equipment, and fleet cars. The Company recorded ROU assets of $48.8 million and lease liabilities of $48.9 million, respectively at January 1, 2019. The impact to the Company's Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows was not material. As of June 30, 2019, the Company had 43 leases, with remaining terms ranging from less than one year to 20 years.

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

The components of lease expense were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease expense:
Cost of goods sold	$1,556	$2,992
Selling, general and administrative	941	1,808
Total lease expense	$2,497	$4,800

Supplemental balance sheet information related to the leases were as follows:

June 30, 2019
Operating lease ROU assets	$51,604

Current operating lease liabilities	$6,328
Noncurrent operating lease liabilities	45,478
Total operating lease liabilities	$51,806

Supplemental cash flow and other information related to the leases were as follows:

Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4,694
ROU assets obtained in exchange for new operating lease liabilities	$6,230

June 30, 2019
Weighted average remaining lease term of operating leases (in years)	11
Weighted average discount rate of operating leases	5.35%

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Maturities of lease liabilities were as follows:

June 30, 2019
2019	$4,742
2020	8,140
2021	7,320
2022	6,793
2023	6,175
2024 and thereafter	38,195
Total lease payments	$71,365
Less: imputed interest	19,559
Total lease obligations	$51,806
Less: current obligations	6,328
Long-term lease obligations	$45,478

As required by ASC 842, the future minimum operating lease payments on non-cancelable leases as of December 31, 2018 under the accounting standards in effect as of that period were as follows:

December 31, 2018
2019	$8,259
2020	7,130
2021	6,490
2022	6,032
2023	5,467
2024 and thereafter	33,957
Long-term lease obligations	$67,335

In July 2019, the Company executed an agreement to exercise its option to renew the lease on its Cranbury, NJ headquarters for a period of five years beginning January 1, 2020. The Company will account for this lease modification as a change in lease term. The Company will remeasure the lease obligation and related ROU asset in July 2019, which will result in an increase in each account of approximately $5.9 million.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

9. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	June 30, 2019	December 31, 2018
Developed technology and application patents, net of accumulated amortization of $35,991 for 2019 and $34,669 for 2018	7-20	$10,284	$11,606
Customer relationships, net of accumulated amortization of $30,916 for 2019 and $28,032 for 2018	5-20	64,597	67,479
Trade names and license agreements, net of accumulated amortization of $15,870 for 2019 and $14,599 for 2018	5-20	11,691	12,962
Non-compete agreements, net of accumulated amortization of $1,332 for 2019 and $1,319 for 2018	3-10	1	14
Total intangibles, net		$86,573	$92,061
Deferred financing costs, net of accumulated amortization of $4,546 for 2019 and $4,331 for 2018 (see Note 11)		$1,076	$1,291
Other assets		2,322	1,742
Total other assets, net		$3,398	$3,033
		$89,971	$95,094

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

10. Other Current Liabilities
Other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
Payroll related	$14,342	$15,656
Operating lease liabilities	6,328	—
Taxes other than income taxes	1,841	3,071
Benefits and pensions	5,257	5,680
Freight and rebates	3,759	6,431
Income taxes	15,516	1,355
Restructuring reserve	—	217
Deferred gain on sale leaseback transaction (a)	—	790
Deferred contract termination (b)	9,623	9,489
Other	11,327	7,304
	$67,993	$49,993

(a) See Note 8 to the Consolidated Financial Statements for further details.
(b) See Note 18 to the Consolidated Financial Statements for further details.

11. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	June 30, 2019	December 31, 2018
Revolver borrowings under the credit facility due 2021	$330,000	$300,000
Long-term debt	$330,000	$300,000

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
As of June 30, 2019, $330.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy) with total availability at $119.5 million, taking into account $0.5 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 4.6%.
Among its affirmative covenants, the credit agreement governing this credit facility requires the Company to maintain the following consolidated ratios (as defined and calculated according to the credit agreement) as of the end of each fiscal quarter:
(a) “Total Leverage Ratio” less than or equal to 3.50 to 1.00.
(b) “Interest Coverage Ratio” greater than or equal to 3.00 to 1.00.

As of June 30, 2019, the Company was in full compliance with all debt covenant requirements.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Based on $180.0 million outstanding borrowings as floating rate debt, an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.8 million per year.
Total interest paid by the Company for all indebtedness for the six months ended June 30, 2019 and June 30, 2018 was $7.6 million and $6.8 million, respectively.

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest expense	$3,924	$3,482	$7,624	$6,578
Deferred financing cost	108	107	215	215
Interest income	(36)	(12)	(63)	(32)
Less: amount capitalized for capital projects	(109)	(379)	(187)	(659)
Total interest expense, net	$3,887	$3,198	$7,589	$6,102

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

Tabular Disclosure of Fair Values of Derivative Instruments
		Fair value as of
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest Rate Contract	Other Long-Term Liabilities	$3,787	$1,023
		$3,787	$1,023

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCI for the three and six months ended June 30, 2019 and June 30, 2018.

Tabular Disclosure of the Effect of Derivative Instruments

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
Interest Rate Contract	$(1,862)	Interest Income/(Expense)	$(77)
Three months ended June 30, 2019	$(1,862)		$(77)

Interest Rate Contract	$(2,763)	Interest Income/(Expense)	$(140)
Six months ended June 30, 2019	$(2,763)		$(140)

Interest Rate Contract	$—	Interest Income/(Expense)	$—
Three months ended June 30, 2018	$—		$—

Interest Rate Contract	$—	Interest Income/(Expense)	$—
Six months ended June 30, 2018	$—		$—

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

12. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	June 30, 2019	December 31, 2018
Deferred income taxes	$8,570	$5,113
Pension and post retirement liabilities	9,632	9,238
Uncertain tax positions	320	320
Environmental liabilities	1,100	1,100
Deferred gain on sale leaseback transaction (a)	—	15,073
Deferred contract termination fee (b)	10,425	15,371
Interest rate hedge	3,787	1,023
Other liabilities	2,366	2,401
	$36,200	$49,639

(a) See Note 8 to the Consolidated Financial Statements for further details.
(b) See Note 18 to the Consolidated Financial Statements for further details.

13. Income Taxes
The effective income tax rate on income before taxes was approximately 58% for the six months ended June 30, 2019 compared to approximately 28% for the comparable period in 2018. The change in the effective tax rate is primarily due to the Dutch tax matter described below.
In the second quarter of 2019, the Company incurred a Dutch income tax liability of $6.6 million which was recorded in current liabilities. See Note 14 for further information.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2014 through 2017. During the quarter ended June 30, 2019, the Company's liability for unrecognized tax benefits was unchanged. The Company estimates the liability for unrecognized tax benefits will not change during the next twelve months. Other than the items mentioned above, as of June 30, 2019, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $9.0 million and $12.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

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
Future environmental spending is probable at the Company's site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. The Company has an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of June 30, 2019.
Litigation

In 2018, following a review of its global corporate and financing structure, Innophos’ management initiated a global entity simplification plan which included a strategy to merge two of the Company’s Dutch subsidiaries by the end of 2018. The contemplated merger was not completed in 2018 due to an administrative error committed and acknowledged by the Company’s Dutch legal counsel, Heussen B.V ("Heussen"). Such merger was ultimately completed in 2019. On May 17, 2019, changes to Dutch tax law were enacted and as expected, with retroactive effect to January 1, 2018. As a result of these changes in Dutch tax law and the merger of the two Dutch subsidiaries not completed in 2018, the Company incurred in its second quarter 2019 results a Dutch corporate income tax liability of $6.6 million for its 2018 tax year. On July 23, 2019, the Company initiated a malpractice legal proceeding in the Netherlands against Heussen seeking reimbursement for all costs and liabilities resulting from their administrative error, including all related tax liabilities and other associated expenses and damages. Any recovery by the Company in respect of that proceeding will be recorded gross in the period it is received.

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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

15. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$36	$36	$—	$37	$37
Interest cost	26	34	60	23	29	52
Expected return on assets	(39)	—	(39)	(37)	—	(37)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(39)	(39)	—	(40)	(40)
net transition obligation	—	—	—	—	—	—
Net periodic (benefit) cost	$(13)	$31	$18	$(14)	$26	$12

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$72	$72	$—	$73	$73
Interest cost	51	68	119	47	58	105
Expected return on assets	(79)	—	(79)	(75)	—	(75)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(78)	(78)	—	(80)	(80)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(28)	$62	$34	$(28)	$51	$23

Innophos has no minimum contribution requirements and does not plan to make cash contributions for its U.S. defined benefit pension plan in 2019.
Innophos had no minimum contribution requirements and did not make cash contributions for its U.S. defined benefit pension plan in 2018.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$97	$15	$112	$109	$16	$125
Interest cost	137	15	152	129	14	143
Expected return on assets	(205)	—	(205)	(198)	—	(198)
Amortization of
actuarial loss (gain)	52	—	52	47	1	48
prior service cost	13	—	13	13	—	13
net transition obligation	—	3	3	—	6	6
Exchange rate changes	(79)	29	(50)	100	(34)	66
Net periodic cost (benefit)	$15	$62	$77	$200	$3	$203

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$190	$30	$220	$222	$32	$254
Interest cost	268	30	298	261	29	290
Expected return on assets	(403)	—	(403)	(403)	—	(403)
Amortization of
actuarial loss (gain)	102	—	102	95	2	97
prior service cost	25	—	25	26	—	26
net transition obligation	—	6	6	—	12	12
Exchange rate changes	(167)	59	(108)	218	(73)	145
Net periodic cost	$15	$125	$140	$419	$2	$421

Innophos Canada, Inc. plans to make cash contributions to its Canadian defined benefit plan of approximately $0.3 million in 2019.
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of approximately $0.7 million in 2018.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component:

Three months ended June 30, 2019	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2019	$(2,301)	$(1,443)	$(3,744)
Other comprehensive (loss) before reclassifications	—	(1,455)	(1,455)
Amounts reclassified from accumulated other comprehensive income	(662)	58	(604)
Net current period other comprehensive (loss)	(662)	(1,397)	(2,059)
Balance at June 30, 2019	$(2,963)	$(2,840)	$(5,803)

Three months ended June 30, 2018	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at March 31, 2018	$(1,809)	$—	$(1,809)
Other comprehensive income before reclassifications	94	—	94
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	94	—	94
Balance at June 30, 2018	$(1,715)	$—	$(1,715)

Six months ended June 30, 2019	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,249)	$(767)	$(3,016)
Other comprehensive (loss) before reclassifications	—	(2,178)	(2,178)
Amounts reclassified from accumulated other comprehensive income	(714)	105	(609)
Net current period other comprehensive (loss)	(714)	(2,073)	(2,787)
Balance at June 30, 2019	$(2,963)	$(2,840)	$(5,803)

Six months ended June 30, 2018	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2017	$(2,198)	$—	$(2,198)
Other comprehensive income before reclassifications	190	—	190
Amounts reclassified from accumulated other comprehensive income	293	—	293
Net current period other comprehensive income	483	—	483
Balance at June 30, 2018	$(1,715)	$—	$(1,715)

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

During the second quarter of 2019, the Company adjusted the EBITDA allocation for certain transactions to align it with the underlying business. As a result, EBITDA in the Other segment decreased by $1.4 million with corresponding increases to Food, Health and Nutrition of $1.0 million and Industrial Specialties of $0.4 million.

Three months ended June 30, 2019	Food, Health and Nutrition	Industrial Specialties	Other	Total
Net sales	$106,543	$67,725	$10,770	$185,038
EBITDA	$19,561	$6,972	$(270)	$26,263
Depreciation and amortization expense	$6,781	$3,766	$339	$10,886

Three months ended June 30, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Net sales	$125,664	$66,751	$14,310	$206,725
EBITDA	$14,939	$7,794	$(223)	$22,510
Depreciation and amortization expense	$7,213	$3,368	$508	$11,089

Six months ended June 30, 2019	Food, Health and Nutrition	Industrial Specialties	Other	Total
Net sales	$221,609	$130,923	$23,920	$376,452
EBITDA	$33,967	$15,029	$3,041	$52,037
Depreciation and amortization expense	$13,169	$6,946	$531	$20,646

Six months ended June 30, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Net sales	$252,027	$130,101	$30,037	$412,165
EBITDA	$33,931	$17,886	$564	$52,381
Depreciation and amortization expense	$14,535	$7,104	$814	$22,453

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A reconciliation of net income to EBITDA follows:

	Three months ended
	June 30, 2019	June 30, 2018
Net income	$1,401	$6,246
Provision for income taxes	10,089	1,977
Interest expense, net	3,887	3,198
Depreciation and amortization	10,886	11,089
EBITDA	$26,263	$22,510

	Six months ended
	June 30, 2019	June 30, 2018
Net income	$10,095	$17,161
Provision for income taxes	13,707	6,665
Interest expense, net	7,589	6,102
Depreciation and amortization	20,646	22,453
EBITDA	$52,037	$52,381

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

18. Supply Agreement Termination

In June 2018, the Company agreed to terminate a previously long-term supply agreement and replaced it with a short-term agreement. In December 2018, as a result of the termination, the Company received consideration of $24.9 million which included $21.3 million in cash as well as receipt of certain tangible assets with a fair value of $3.6 million. The consideration was recorded as a deferred liability with $9.5 million in Other current liabilities and the remaining $15.4 million recorded in Other long-term liabilities. Beginning in January 2019, the deferred liability is being amortized on a straight-line basis through July 2021, which is the end of the new supply agreement, as a reduction of Cost of goods sold. For the three and six months ended June 30, 2019 amortization of the deferred liability was $2.4 million and $4.8 million, respectively.

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

Recent Trends and Outlook

Revenues are now forecasted to be 6-7% below 2018 revenue of $802 million, compared with the prior expectation of 1-2% down.

The revised revenue range reflects the expectation that the U.S. fertilizer sales impacted by Midwest flooding will not rebound in 2019 as previously expected. In addition, the Company expects market softness to continue to impact both the Food, Health and Nutrition segment and the Industrial Specialties segment volumes, as well as Industrial Specialties segment pricing and volumes to continue to be affected indirectly by tariffs. These factors will be partially offset by positive year-over-year revenue contribution from price increases and new product wins. The year-over-year volume decline from the discontinuation of the low margin nutrition business is expected to impact comps through the end of the year, but less materially for the fourth quarter.

From a GAAP and cash flow perspective, costs are expected to be lower in H2 than H1 as the Company winds down spending on the non-recurring expenses that are adjusted for non-GAAP reporting purposes, including value chain transition expense and Mexico natural gas supply adjustment charges.

Capital investments are now expected to be in the $45 to $50 million range, approximately 15-20% below 2018 spending. This compares with the prior expectation of capital investments in line with prior year, and reflects the Company’s expectation to be more efficient with spending to finalize the optimization of the value chain and manufacturing program while continuing to make investments in high return projects.

The Company expects its effective tax rate to operate in the 28-32% range, excluding the second quarter $6.6 million one-time Dutch tax charge.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended
	June 30, 2019		June 30, 2018
	Amount	%	Amount	%
Net sales	$185.0	100.0	$206.7	100.0
Cost of goods sold	148.6	80.3	170.3	82.4
Gross profit	36.4	19.7	36.4	17.6
Operating expenses:
Selling, general and administrative	20.3	11.0	22.5	10.9
Research & development	1.2	0.6	1.4	0.7
Income from operations	14.9	8.1	12.5	6.0
Interest expense, net	3.9	2.1	3.2	1.5
Foreign exchange (gain) loss, net	(0.5)	(0.3)	1.1	0.5
Provision for income taxes	10.1	5.5	2.0	1.0
Net income	$1.4	0.8	$6.2	3.0

	Six Months Ended
	June 30, 2019		June 30, 2018
	Amount	%	Amount	%
Net sales	$376.5	100.0	$412.2	100.0
Cost of goods sold	303.7	80.7	333.6	80.9
Gross profit	72.8	19.3	78.6	19.1
Operating expenses:
Selling, general and administrative	39.7	10.5	45.0	10.9
Research & development	2.6	0.7	2.8	0.6
Income from operations	30.5	8.1	30.8	7.5
Interest expense, net	7.6	2.0	6.1	1.5
Foreign exchange (gain) loss, net	(0.9)	(0.2)	0.9	0.2
Provision for income taxes	13.7	3.6	6.6	1.7
Net income	$10.1	2.7	$17.2	4.2

Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended June 30, 2019 were $185.0 million, a decrease of $21.7 million, or 10.5%, as compared to $206.7 million for the same period in 2018, with prices up 2.9%, and volumes lower by 13.4%. Food, Health and Nutrition segment sales were down 15.2%, or $19.1 million, with selling prices higher by 3.1%, or $3.8 million, but volumes lower by 18.3%, or $22.9 million. Industrial Specialties segment sales were up 1.5%, or $1.0 million, with volumes lower by 1.9%, or $1.3 million, but selling prices higher by 3.4%, or $2.3 million. Other segment sales were lower by 24.7%, or $3.6 million, with volumes lower by 23.4%, or $3.4 million, and selling prices lower by 1.3%, or $0.2 million.
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
The following table illustrates for the three months ended June 30, 2019 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	3.1%	(18.3)%	(15.2)%
Industrial Specialties	3.4%	(1.9)%	1.5%
Other	(1.3)%	(23.4)%	(24.7)%
Total	2.9%	(13.4)%	(10.5)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended June 30, 2019 was $36.4 million, flat with the same period in 2018. Gross profit as a percentage of net sales increased to 19.7% for the three months ended June 30, 2019 versus 17.6% for the same period in 2018.

The following table outlines the factors resulting in the year on year change in the three months ended June 30, 2019.

$ (in millions)
Higher selling prices	$5.9
Lower sales volume/mix	(6.5)
Supply agreement termination amortization	2.4
Severance	(0.3)
Higher raw materials costs (a)	(0.1)
Higher manufacturing cost (a)	(4.8)
Lower value chain transition costs	3.4
Higher depreciation and amortization (a)	(0.9)
Lower turnaround cost at our Coatzacoalcos, Mexico manufacturing facility	0.9
$—

(a) For the three months ended June 30, 2019, includes a $3.1 million benefit related to a cumulative adjustment of capitalized variances.

Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended June 30, 2019 were $21.5 million, a decrease of $2.4 million, or 10.0%, as compared to $23.9 million for the same period in 2018. The decrease was primarily due to $1.1 million lower depreciation and $2.6 million lower administration costs from acquisition synergies, partially offset by $0.8 million higher non-cash stock compensation expense and $0.7 million higher severance expense.
Operating Income
Operating income for the three months ended June 30, 2019 was $14.9 million, an increase of $2.4 million, or 19.2%, as compared to $12.5 million for the same period in 2018. Operating income as a percentage of net sales increased to 8.1% versus 6.0% for the same period in 2018, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended June 30, 2019 was $3.9 million, an increase of $0.7 million, or 21.9%, as compared to $3.2 million for the same period in 2018. The increase was primarily due to higher market interest rates and lower capitalized interest.
Foreign Exchange
Foreign exchange for the three months ended June 30, 2019 was a gain of $0.5 million as compared to a loss of $1.1 million for the same period in 2018. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was approximately 88% for the three months ended June 30, 2019 compared to approximately 24% for the comparable period in 2018.The change in the effective tax rate is primarily due to the Dutch tax matter (Note 14).
Net Income
Net income for the three months ended June 30, 2019 was $1.4 million, as compared to $6.2 million for the same period in 2018, due to the factors described above.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the six months ended June 30, 2019 were $376.5 million, a decrease of $35.7 million, or 8.7%, as compared to $412.2 million for the same period in 2018, with prices up 3.3%, and volumes lower by 12.0%. Food, Health and Nutrition segment sales were down 12.1%, or $30.4 million, with selling prices higher by 3.7%, or $9.4 million, but volumes lower by 15.8%, or $39.8 million. Industrial Specialties segment sales were up 0.6%, or $0.8 million, with volumes lower by 2.9%, or $3.7 million, but selling prices higher by 3.5%, or $4.5 million. Other segment sales were lower by 20.4%, or $6.1 million, with volumes lower by 19.3%, or $5.8 million, and selling prices lower by 1.1%, or $0.3 million.
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
The following table illustrates for the six months ended June 30, 2019 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	3.7%	(15.8)%	(12.1)%
Industrial Specialties	3.5%	(2.9)%	0.6%
Other	(1.1)%	(19.3)%	(20.4)%
Total	3.3%	(12.0)%	(8.7)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the six months ended June 30, 2019 was $72.8 million, a decrease of $5.8 million, or 7.4%, as compared to $78.6 million for the same period in 2018. Gross profit as a percentage of net sales increased to 19.3% for the six months ended June 30, 2019 versus 19.1% for the same period in 2018.

The following table outlines the factors resulting in the year on year change in the six months ended June 30, 2019.

$ (in millions)
Higher selling prices	$13.6
Lower sales volume/mix	(13.0)
Supply agreement termination amortization	4.8
Severance	(0.5)
Higher raw materials costs (a) (b)	(5.1)
Higher manufacturing cost (b)	(6.8)
Lower value chain transition costs	1.8
Higher depreciation and amortization (b)	(0.3)
Higher natural gas cost at our Coatzacoalcos, Mexico manufacturing facility	(1.2)
Lower turnaround cost at our Coatzacoalcos, Mexico manufacturing facility	0.9
$(5.8)
(a) Primarily sulfur and MGA.
(b) For the six months ended June 30, 2019, includes a $3.1 million benefit related to a cumulative adjustment of capitalized variances.

Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the six months ended June 30, 2019 were $42.3 million, a decrease of $5.5 million, or 11.5%, as compared to $47.8 million for the same period in 2018. The decrease was primarily due to $2.2 million lower depreciation and $4.6 million lower administration costs from acquisition synergies, partially offset by $1.4 million higher severance expense.
Operating Income
Operating income for the six months ended June 30, 2019 was $30.5 million, a decrease of $0.3 million, or 1.0%, as compared to $30.8 million for the same period in 2018. Operating income as a percentage of net sales increased to 8.1% versus 7.5% for the same period in 2018, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the six months ended June 30, 2019 was $7.6 million, an increase of $1.5 million, or 24.6%, as compared to $6.1 million for the same period in 2018. The increase was primarily due to higher market interest rates and lower capitalized interest.
Foreign Exchange
Foreign exchange for the six months ended June 30, 2019 was a gain of $0.9 million as compared to a loss of $0.9 million for the same period in 2018. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was approximately 58% for the six months ended June 30, 2019 compared to approximately 28% for the comparable period in 2018. The change in the effective tax rate is primarily due to the Dutch tax matter (Note 14).
Net Income
Net income for the six months ended June 30, 2019 was $10.1 million, as compared to $17.2 million for the same period in 2018, due to the factors described above.

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition; (2) Industrial Specialties; and (3) Other. These reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and earnings before interest, taxes, depreciation and amortization, or EBITDA. The following table sets forth the results of these indicators by segment for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended
	June 30, 2019	June 30, 2018	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$106,543	$125,664	(15.2)%
Industrial Specialties	67,725	66,751	1.5%
Other	10,770	14,310	(24.7)%
Total	$185,038	$206,725	(10.5)%

Segment EBITDA
Food, Health and Nutrition	$19,561	$14,939
Industrial Specialties	6,972	7,794
Other	(270)	(223)
Total	$26,263	$22,510

Segment EBITDA % of net sales
Food, Health and Nutrition	18.4%	11.9%
Industrial Specialties	10.3%	11.7%
Other	(2.5)%	(1.6)%
Total	14.2%	10.9%

Depreciation and amortization expense
Food, Health and Nutrition	$6,781	$7,213
Industrial Specialties	3,766	3,368
Other	339	508
Total	$10,886	$11,089

	Six Months Ended
	June 30, 2019	June 30, 2018	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$221,609	$252,027	(12.1)%
Industrial Specialties	130,923	130,101	0.6%
Other	23,920	30,037	(20.4)%
Total	$376,452	$412,165	(8.7)%

Segment EBITDA
Food, Health and Nutrition	$33,967	$33,931
Industrial Specialties	15,029	17,886
Other	3,041	564
Total	$52,037	$52,381

Segment EBITDA % of net sales
Food, Health and Nutrition	15.3%	13.5%
Industrial Specialties	11.5%	13.7%
Other	12.7%	1.9%
Total	13.8%	12.7%

Depreciation and amortization expense
Food, Health and Nutrition	$13,169	$14,535
Industrial Specialties	6,946	7,104
Other	531	814
Total	$20,646	$22,453
A reconciliation of net income to EBITDA follows:

	Three months ended
	June 30, 2019	June 30, 2018
Net income	$1,401	$6,246
Provision for income taxes	10,089	1,977
Interest expense, net	3,887	3,198
Depreciation and amortization	10,886	11,089
EBITDA	$26,263	$22,510

	Six Months Ended
	June 30, 2019	June 30, 2018
Net income	$10,095	$17,161
Provision for income taxes	13,707	6,665
Interest expense, net	7,589	6,102
Depreciation and amortization	20,646	22,453
EBITDA	$52,037	$52,381

Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Segment Net Sales:
Food, Health and Nutrition net sales decreased 15.2% for the three months ended June 30, 2019 compared with the same period in 2018. Volumes decreased 18.3%, due to the Company's decision to discontinue low-margin nutrition trading business and softer demand including customer destocking. Average selling price increased 3.1%.
Industrial Specialties net sales increased 1.5% for the three months ended June 30, 2019 compared with the same period in 2018. Volumes decreased 1.9%, but average selling prices increased by 3.4%.
Other net sales decreased 24.7% for the three months ended June 30, 2019 compared with the same period in 2018. Volumes decreased 23.4% due primarily to reduced co-product and low grade acid sales, and average selling prices decreased 1.3%.
Segment EBITDA Percentage of Net Sales:

The 650 basis point increase in Food, Health and Nutrition EBITDA margins for the three months ended June 30, 2019 compared with the same period in 2018 is due to lower raw material costs, largely sulfur and MGA, which increased margins by 340 basis points, higher average selling prices which increased margins by 260 basis points, lower value chain transition costs which increased margins by 180 basis points, lower operating costs which increased margins by 130 basis points, and supply agreement termination amortization (Note 18) which increased margins by 100 basis points. This increase was partially offset by higher manufacturing costs which decreased margins by 250 basis points, lower sales volume/mix which decreased margins by 80 basis points, and other items which decreased margins by 30 basis points.

The 140 basis point decrease in Industrial Specialties EBITDA margins for the three months ended June 30, 2019 compared with the same period in 2018 is due to higher manufacturing and operating costs which decreased margins by 400 basis points, lower sales volume/mix which decreased margins by 340 basis points, and higher raw material costs which decreased margins by 320 basis points. This decrease was partially offset by higher average selling prices which increased margins by 290 basis points, favorable translation which increased margins by 240 basis points, value chain transition costs which increased margins by 200 basis points, supply agreement termination amortization which increased margins by 140 basis points, and other items which increased margins by 50 basis points.

The 90 basis point decrease in Other EBITDA margins for the three months ended June 30, 2019 compared with the same period in 2018 is due to higher raw material costs which decreased margins by 1,530 basis points, lower selling prices which decreased margins 130 basis points, and other items which decreased margins by 20 basis points. This decrease was partially offset by higher sales volume/mix which increased margins by 810 basis points, lower manufacturing and operating costs which increased margins 510 basis points, supply agreement termination amortization which increased margins by 170 basis points, and value chain transition costs which increased margins by 100 basis points.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Segment Net Sales:
Food, Health and Nutrition net sales decreased 12.1% for the six months ended June 30, 2019 compared with the same period in 2018. Volumes decreased 15.8%, due to the Company's decision to discontinue low-margin nutrition trading business and softer demand including customer destocking. Average selling price increased 3.7%.
Industrial Specialties net sales increased 0.6% for the six months ended June 30, 2019 compared with the same period in 2018. Volumes decreased 2.9%, but average selling prices increased by 3.5%.
Other net sales decreased 20.4% for the six months ended June 30, 2019 compared with the same period in 2018. Volumes decreased 19.3% due primarily to reduced co-product and low grade acid sales volumes, and average selling prices decreased 1.1%.

Segment EBITDA Percentage of Net Sales:

The 180 basis point increase in Food, Health and Nutrition EBITDA margins for the six months ended June 30, 2019 compared with the same period in 2018 is due to higher average selling prices which increased margins by 310 basis points, lower operating costs which increased margins by 160 basis points, supply agreement termination amortization which increased margins by 100 basis points, value chain transition costs which increased margins by 50 basis points, and other items which increased margins by 30 basis points. This increase was partially offset by higher manufacturing costs which decreased margins by 230 basis points, lower sales volume/mix which decreased margins by 190 basis points, and higher severance which decreased margins by 50 basis points.

The 220 basis point decrease in Industrial Specialties EBITDA margins for the six months ended June 30, 2019 compared with the same period in 2018 is due to higher manufacturing and operating costs which decreased margins by 370 basis points, higher raw material costs which decreased margins by 200 basis points, lower sales volume/mix which decreased margins by 130 basis points, and higher severance which decreased margins by 40 basis points. This decrease was partially offset by higher average selling prices which increased margins by 290 basis points, supply agreement termination amortization which increased margins by 140 basis points, value chain transition costs which increased margins by 60 basis points, and other items which increased margins by 30 basis points.

The 1,080 basis point increase in Other EBITDA margins for the six months ended June 30, 2019 compared with the same period in 2018 is due to lower manufacturing and operating costs which increased margins 1,140 basis points, favorable translation which increased margins by 570 basis points, higher sales volume/mix which increased margins by 490 basis points, supply agreement termination amortization which increased margins by 160 basis points, lower value chain transition costs and other items which increased margins by 40 basis points. This increase was partially offset by higher raw material costs which decreased margins by 1,050 basis points, higher natural gas costs at our Coatzacoalcos, Mexico manufacturing facility which decreased margins by 120 basis points, lower selling prices which decreased margins 110 basis points, and higher severance which lowered margins by 40 basis points.

Liquidity and Capital Resources
Historical
Our principal liquidity requirements have been, and we expect will be, for working capital and general corporate purposes, including capital expenditures, debt service, and our quarterly dividend program. Currently, the annual dividend payment is $1.92 per share or approximately $38 million. We do not currently have a share repurchase program in place. Capital investments are now expected to be in the $45 to $50 million range, approximately 15-20% below 2018 spending, compared with the prior expectation of in line with prior year, as the Company becomes more efficient with spending to finalize the optimization of the value chain and manufacturing program. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future.
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Six Months Ended
	June 30, 2019	June 30, 2018
Operating Activities	$16.8	$9.6
Investing Activities	(15.8)	(26.5)
Financing Activities	10.9	1.0
Effect of foreign exchange rate changes	—	(0.6)

Six months ended June 30, 2019 compared to six months ended June 30, 2018
Net cash provided by operating activities was $16.8 million for the six months ended June 30, 2019 compared to $9.6 million for the same period in 2018, an increase in cash of $7.2 million. The increase in operating activities cash largely resulted from lower working capital needs, primarily due to favorable changes in inventories of $20.9 million, accounts receivable of $11.7 million and other current liabilities of $4.9 million, partially offset by an unfavorable change in accounts payable of $21.4 million and other current assets of $8.4 million.
Net cash used for investing activities was $15.8 million for the six months ended June 30, 2019, compared to $26.5 million for the same period in 2018, an increase in cash of $10.7 million. The increase in cash was due to $10.7 million decrease in capital spending.
Approximately 55% of the 2019 capital spending was for strategic growth and cost/productivity improvements and the remaining 45% was for plant maintenance projects.
    Net cash from financing activities for the six months ended June 30, 2019 was a source of $10.9 million, compared to a source of $1.0 million the same period in 2018, an increase in cash of $9.9 million. This increase in cash was primarily due to decreased loan repayments of $34.0 million, partially offset by the decrease in loan borrowings of $24.0 million.
On June 30, 2019, the Company had cash and cash equivalents outside the United States of $25.1 million, or 78% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. The Company's current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to pay additional taxes, such as withholding taxes, to repatriate these funds.

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
At June 30, 2019, we had a $450.0 million revolving credit facility, of which $330.0 million of variable-rate debt was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $119.5 million, taking into account $0.5 million in face amount of letters of credit issued under the sub-facility. In December 2018, the Company entered into an interest rate swap, swapping the LIBOR exposure of $150.0 million of floating rate debt, which is currently outstanding under our Credit Agreement, to a fixed rate to maturity obligation of 2.677% expiring in November 2021. The fair value of this interest rate swap is a liability of approximately $3.8 million as of June 30, 2019 and is included in other long-term liabilities.
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
As of June 30, 2019, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The Company did not have any share repurchases on the open market during the second quarter of 2019. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. In the second quarter of 2019, no such reacquisitions took place.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	August 8, 2019

INNOPHOS HOLDINGS, INC.

/s/ Mark Feuerbach
By:	Mark Feuerbach
Its:	Interim Chief Financial Officer
(Principal Financial Officer)

Dated:	August 8, 2019

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Not to be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor deemed to be incorporated by reference into any filing under that Act or the Securities Act of 1933, as amended.