Form 10-Q
period 2019-09-30
Innophos Holdings, Inc.
filed 2019-11-06
CIK 1364099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________
FORM 10-Q
 ___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2019, the registrant had 19,690,774 shares of common stock outstanding.

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
Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. The forward-looking statements in this Quarterly Report on Form 10-Q may include, among other things, statements about: (1) the pending Merger discussed herein; (2) global macroeconomic conditions and trends; (3) the behavior of financial markets, including fluctuations in foreign currencies, interest rates and turmoil in capital markets; (4) changes in regulatory controls regarding tariffs, duties, taxes and income tax rates; (5) our ability to implement and refine our Vision 2022 growth plan; (6) our ability to successfully identify and complete acquisitions in line with our Vision 2022 growth plan and effectively operate and integrate acquired businesses to realize the anticipated benefits of those acquisitions; (7) our ability to realize expected cost savings and efficiencies from our performance improvement and other optimization initiatives; (8) our ability to effectively compete in our markets, and to successfully develop new and competitive products that appeal to our customers; (9) changes in consumer preferences and demand for our products or a decline in consumer confidence and spending; (10) our ability to benefit from our investments in assets and human capital and the ability to complete projects successfully and on budget; (11) economic, regulatory and political risks associated with our international operations, most notably Mexico and China; (12) volatility and increases in the price of raw materials, energy and transportation, and fluctuations in the quality and availability of raw materials and process aids; (13) the impact of a disruption in our supply chain or our relationship with our suppliers; (14) our ability to comply with, and the costs associated with compliance with, U.S. and foreign environmental protection laws; (15) our ability to meet quality and regulatory standards in the various jurisdictions in which we have operations or conduct business; and (16) other information that is not historical information.
You should refer to “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 27, 2019, and this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.  As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.
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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$30,731	$20,197
Accounts receivable, net of allowance for doubtful accounts ($884 and $688)	106,219	102,564
Inventories	170,290	180,203
Other current assets	35,136	24,094
Total current assets	342,376	327,058
Property, plant and equipment, net	237,803	240,235
Lease right-of-use assets	55,597	—
Goodwill	152,767	152,767
Intangibles and other assets, net	87,301	95,094
Total assets	$875,844	$815,154
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, trade and other	$57,850	$80,007
Other current liabilities	58,655	49,993
Total current liabilities	116,505	130,000
Long-term debt	340,000	300,000
Long-term lease liabilities	49,077	—
Other long-term liabilities	32,364	49,639
Total liabilities	$537,946	$479,639
Commitments and contingencies (Note 14)
Common stock, par value $.001 per share; authorized 100,000,000; issued 23,042,492 and 22,984,608; outstanding 19,690,774 and 19,613,085 shares	$20	$20
Paid-in capital	147,727	142,558
Common stock held in treasury, at cost (3,351,718 and 3,371,523 shares)	(177,097)	(176,862)
Retained earnings	372,885	372,815
Accumulated other comprehensive loss	(5,637)	(3,016)
Total stockholders' equity	337,898	335,515
Total liabilities and stockholders' equity	$875,844	$815,154

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands, except per share amounts, the number of shares or where otherwise noted)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$189,349	$196,934	$565,801	$609,099
Cost of goods sold	156,685	161,706	460,333	495,259
Gross profit	32,664	35,228	105,468	113,840
Operating expenses:
Selling, general and administrative	17,803	19,525	57,505	64,548
Research & development expenses	1,179	1,240	3,751	3,989
Total operating expenses	18,982	20,765	61,256	68,537
Operating income	13,682	14,463	44,212	45,303
Interest expense, net	3,990	3,428	11,580	9,530
Foreign exchange loss (gain)	373	(531)	(478)	409
Other (income), net	(5)	(14)	(16)	(42)
Income before income taxes	9,324	11,580	33,126	35,406
Provision (benefit) for income taxes	2,873	(2,510)	16,580	4,155
Net income	$6,451	$14,090	$16,546	$31,251
Net income attributable to participating common shareholders	$6,417	$14,033	$16,474	$31,139

Per share data (Note 3):
Income per participating share:
Basic	$0.33	$0.72	$0.84	$1.60
Diluted	$0.32	$0.71	$0.83	$1.57
Weighted average participating shares outstanding:
Basic	19,583,316	19,525,284	19,575,764	19,511,097
Diluted	19,785,045	19,838,962	19,740,262	19,790,570

Other comprehensive income (loss), net of tax:
Change in interest rate swaps, (net of tax of $41, $0, $732, and $0)	$(122)	$—	$(2,195)	$—
Change in pension and post-retirement plans, (net of tax of ($19), $16, $13, and $228)	288	(47)	(426)	436
Other comprehensive income (loss), net of tax	$166	$(47)	$(2,621)	$436
Comprehensive (loss) income	$6,617	$14,043	$13,925	$31,687

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows provided by operating activities
Net income	$16,546	$31,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,776	33,317
Amortization of deferred financing charges	322	322
Deferred income tax provision	242	7,006
Share-based compensation	5,188	4,143
Changes in assets and liabilities:
Accounts receivable	(3,655)	(2,272)
Inventories	9,913	(23,094)
Other current assets	(11,042)	(9,362)
Accounts payable	(18,060)	(1,167)
Other current liabilities	5,041	10,291
Other long-term assets and liabilities, net	(11,608)	(15,071)
Net cash provided by operating activities	24,663	35,364
Cash flows used for investing activities:
Capital expenditures	(25,576)	(47,800)
Net cash used for investing activities	(25,576)	(47,800)
Cash flows provided by financing activities:
Long-term debt borrowings	51,000	86,000
Long-term debt repayments	(11,000)	(51,000)
Restricted stock forfeitures	(235)	(251)
Dividends paid	(28,318)	(28,197)
Net cash provided by financing activities	11,447	6,552
Effect of foreign exchange rate changes on cash and cash equivalents	—	181
Net change in cash	10,534	(5,703)
Cash and cash equivalents at beginning of period	20,197	28,782
Cash and cash equivalents at end of period	$30,731	$23,079

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued additions to plant assets	$5,242	$5,073

See notes to condensed consolidated financial statements

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Statement of Stockholders’ Equity (Unaudited)
(Dollars and shares in thousands)

	Number of Common Shares	Common Stock	Retained Earnings (Deficit)	Paid-in Capital / Common stock held in treasury	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance, December 31, 2017	19,538	$20	$374,366	$(38,629)	$(2,198)	$333,559
Net income			31,251			31,251
Other comprehensive income, (net of tax $228) (a)					436	436
Effects of U.S. enacted Tax Cuts and Jobs Act (a)			(293)			(293)
Effects of adoption of ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory			360			360
Equity-based compensation	75			3,649		3,649
Dividends declared ($1.44 per share) (b)			(28,293)			(28,293)
Balance, September 30, 2018	19,613	$20	$377,391	$(34,980)	$(1,762)	$340,669

Balance, December 31, 2018	19,613	$20	$372,815	$(34,304)	$(3,016)	$335,515
Net income			16,546			16,546
Other comprehensive loss, (net of tax $745)					(2,621)	(2,621)
Effects of adoption of ASC 842 (net of tax $3,966) (c)			11,897			11,897
Equity-based compensation plans	78			4,934		4,934
Dividends declared ($1.44 per share) (d)			(28,373)			(28,373)
Balance, September 30, 2019	19,691	$20	$372,885	$(29,370)	$(5,637)	$337,898
(a) Includes the impact of ASU 2018-02, which transferred those amounts from accumulated other comprehensive income (loss) to retained earnings. See Note 16 to the Condensed Consolidated Financial Statements.
(b) $0.48 per share declared February 2018, May 2018, and July 2018
(c) On the transition to ASC 842 effective January 1, 2019, a deferred gain (net of taxes) related to a sale leaseback transaction was credited to Retained Earnings. See Note 8 to the Condensed Consolidated Financial Statements.
(d) $0.48 per share declared February 2019, April 2019, and August 2019

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
Merger Agreement with One Rock Capital Partners

On October 20, 2019, Innophos Holdings, Inc., Iris Parent LLC, a Delaware limited liability company (“Parent”), and Iris Merger Sub 2019, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Innophos Holdings, Inc. (the “Merger”), with Innophos Holdings, Inc. surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of One Rock Capital Partners II, LP, a Delaware limited partnership (“ORC Fund II”).

At the time of the Merger, each share of Company common stock, par value $0.001 per share issued and outstanding will be automatically converted into the right to receive cash in an amount equal to $32.00 per share. The final purchase price is expected to be valued at approximately $932 million, including the assumption of debt.

The transactions contemplated by the Merger Agreement are subject to the satisfaction of certain customary conditions, including the approval of the Merger Agreement by the Company's stockholders, the receipt of regulatory approvals, the absence of any legal prohibitions, the accuracy of the representations and warranties of the parties, and compliance by the parties with their respective obligations under the Merger Agreement.

Under certain circumstances defined within the Merger Agreement, in the event that the Merger Agreement is terminated, the Company would be required to pay Parent a fee of $10.3 million or $20.6 million, depending on the circumstance. Further, under certain circumstances defined within the Merger Agreement, in the event that the Merger Agreement is terminated by the Parent, the Parent would be required to pay the Company a fee of $40.0 million.

The closing of the transaction is expected to occur in the first quarter of 2020. Upon the completion of the transaction, Innophos will become a privately held company and shares of the Company's common stock will no longer be listed on any public market.
Annual Goodwill Impairment Test

Goodwill is tested for impairment annually and whenever events and circumstances indicate that impairment may have occurred. During the third quarter of 2019, the Company changed the measurement date of the annual goodwill impairment test from the first month of the fourth quarter to the second month of the third quarter, which was a change in accounting principle. This change did not result in the delay, acceleration or avoidance of an impairment charge. We believe this timing is preferable as it better aligns the goodwill impairment test with the Company's strategic business planning process, which is a key component of the test. The change to the goodwill measurement date was applied prospectively, as retrospective application would have been impractical because the Company is unable to objectively select assumptions that would have been used in previous periods without the benefit of hindsight. The Company completed the required annual testing of goodwill for impairment and has determined that goodwill is not impaired.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Error Correction

During the fourth quarter of 2018, the Company identified an error associated with disclosing 2018 accrued capital expenditures and adjusting for them as non-cash investing activities in the Condensed Consolidated Statements of Cash Flows. The Company has evaluated the materiality of the error and concluded it was not material to any of the previously issued consolidated financial statements. However, the Company has elected to revise its consolidated cash flow statement for the period ending September 30, 2018 to correct the error.

The following table presents the effect of the revision on the selected line items previously reported in the consolidated cash flows statement for the nine months ended September 30, 2018:

	September 30, 2018		September 30, 2018
Consolidated Statement of Cash Flows	As reported	Adjustment	As revised
Cash flows from operating activities
Changes in assets and liabilities:
Accounts payable	$(5,664)	$4,497	$(1,167)
Net cash provided by (used for) operations	$30,867	$4,497	$35,364

Cash flows used for investing activities
Capital expenditures	$(43,303)	$(4,497)	$(47,800)
Net cash (used for) investing activities	$(43,303)	$(4,497)	$(47,800)

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Accrued additions to plant assets		$5,073	$5,073

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
In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates. ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and did not have a material impact on the Company’s Consolidated Financial Statements.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Three Months Ended September 30, 2019
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$98,909	$3,773	$8,438	$16,534	$127,654
Core Ingredients	15,626	2,137	23,493	10,097	51,353
Co-Products & Other	9,044	178	1,100	20	10,342
Total	$123,579	$6,088	$33,031	$26,651	$189,349

	Three Months Ended September 30, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$105,127	$6,726	$9,754	$17,682	$139,289
Core Ingredients	14,431	1,704	21,005	8,152	45,292
Co-Products & Other	10,568	123	1,517	145	12,353
Total	$130,126	$8,553	$32,276	$25,979	$196,934

	Nine Months Ended September 30, 2019
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$292,772	$12,950	$25,904	$55,912	$387,538
Core Ingredients	46,694	6,832	69,471	21,568	144,565
Co-Products & Other	26,810	397	6,188	303	33,698
Total	$366,276	$20,179	$101,563	$77,783	$565,801

	Nine Months Ended September 30, 2018
	U.S.	Canada	Mexico	Other Countries	Total
Specialty Ingredients	$332,525	$19,005	$26,472	$57,511	$435,513
Core Ingredients	43,120	5,947	60,988	27,366	137,421
Co-Products & Other	24,764	256	10,574	571	36,165
Total	$400,409	$25,208	$98,034	$85,448	$609,099

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

The following is a reconciliation of the weighted average basic number of common shares outstanding to the diluted number of common and common stock equivalent shares outstanding and the calculation of earnings per share using the two-class method:

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$6,451	$14,090	$16,546	$31,251
Less: earnings attributable to unvested shares	(34)	(57)	(72)	(112)
Net income available to participating common shareholders	$6,417	$14,033	$16,474	$31,139
Weighted average number of participating common and potential common shares outstanding:
Basic number of participating common shares outstanding	19,583,316	19,525,284	19,575,764	19,511,097
Dilutive effect of stock equivalents	201,729	313,678	164,498	279,473
Diluted number of weighted average participating common shares outstanding	19,785,045	19,838,962	19,740,262	19,790,570
Earnings per participating common share:
Earnings per participating common share—Basic	$0.33	$0.72	$0.84	$1.60
Earnings per participating common share—Diluted	$0.32	$0.71	$0.83	$1.57

Total outstanding options, performance share awards and unvested restricted stock not included in the calculation of diluted earnings per share as the effect would be anti-dilutive	966,943	431,751	982,049	465,956

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

4. Stockholders’ Equity / Share-Based Compensation
The following table summarizes the components of share-based compensation expense, all of which has been classified as selling, general and administrative expense:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Stock options	$366	$398	$1,168	$1,282
Restricted stock	606	580	1,878	1,860
Performance shares	649	173	1,442	422
Stock grants	—	—	700	579
Total share-based compensation expense	$1,621	$1,151	$5,188	$4,143

5. Inventories
Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$47,789	$46,147
Finished products	106,561	119,407
Spare parts	15,940	14,649
	$170,290	$180,203

Inventory reserves for excess quantities, obsolescence or shelf-life expiration as of September 30, 2019 and December 31, 2018 were $14.8 million and $14.3 million, respectively.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

6. Other Current Assets
Other current assets consist of the following:

	September 30, 2019	December 31, 2018
Creditable taxes (value added taxes)	$15,895	$11,944
Vendor inventory deposits (prepaid)	3,434	454
Prepaid income taxes	11,378	6,658
Prepaid insurance	1,548	2,605
Other	2,881	2,433
	$35,136	$24,094

7. Goodwill

The following table provides a reconciliation of the carrying amount of goodwill at the beginning and end of the reporting period (in thousands):

	Food, Health and Nutrition	Industrial Specialties	Other	Total
Balance: January 1, 2019	$129,484	$23,283	$—	$152,767
Balance: September 30, 2019	$129,484	$23,283	$—	$152,767

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

The Company primarily leases rail cars, inventory tanks, buildings, equipment, and fleet cars. The Company recorded ROU assets of $48.8 million and lease liabilities of $48.9 million, respectively at January 1, 2019. The impact to the Company's Condensed Consolidated Statement of Comprehensive Income and Condensed Consolidated Statement of Cash Flows was not material. As of September 30, 2019, the Company had 45 leases, with remaining terms ranging from less than 1 year to 20 years.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Under one of its warehousing agreements with third-party service providers, the Company controls the amount, timing, placing, and removing of items for the entire capacity of the warehouse. Therefore the Company controls the asset, and the warehouse is deemed to be leased for accounting purposes. For this warehousing agreement, the Company accounts for the lease and non-lease components separately. The lease component consists of the warehouse and the non-lease components consist of services, such as loading, unloading, and maintenance. The Company allocates the consideration in the warehousing agreement to the lease and non-lease components using their relative standalone prices.

In December 2018, the Company sold its Chicago Heights, IL warehouse for $23.0 million. Under the agreement, the Company is leasing back the property from the purchaser over a period of 20 years. The Company is accounting for the leaseback as an operating lease. The annual rent for the initial period of 5 years is approximately $1.5 million plus taxes and subsequently will increase 10% every 5 years through the end of the lease. Prior to the adoption of the new lease standard, gains on sale-leaseback transactions were deferred and recognized in the statement of comprehensive income over the lease term. Under the new lease standard, gains on sale-leaseback transactions (subject to adjustment for off-market terms) are recognized immediately. Therefore, the sale-leaseback gain of $11.9 million (net of tax of $4.0 million) was deferred as of December 31, 2018 and on the transition to ASC 842 effective January 1, 2019, was reclassed to retained earnings.

The components of lease expense were as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease expense:
Cost of goods sold	$1,538	$4,529
Selling, general and administrative	902	2,711
Total lease expense	$2,440	$7,240

Supplemental balance sheet information related to the leases were as follows:

September 30, 2019
Operating lease ROU assets	$55,597

Current operating lease liabilities	$6,830
Noncurrent operating lease liabilities	49,077
Total operating lease liabilities	$55,907

Supplemental cash flow and other information related to the leases were as follows:

Nine months ended
September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$7,103
ROU assets obtained in exchange for new operating lease liabilities	$11,844

September 30, 2019
Weighted average remaining lease term of operating leases (in years)	11
Weighted average discount rate of operating leases	5.29%

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Maturities of lease liabilities were as follows:

September 30, 2019
2019	$2,403
2020	9,455
2021	8,625
2022	8,068
2023	7,475
2024 and thereafter	39,521
Total lease payments	$75,547
Less: imputed interest	19,640
Total lease obligations	$55,907
Less: current obligations	6,830
Long-term lease obligations	$49,077

As required by ASC 842, the future minimum operating lease payments on non-cancelable leases as of December 31, 2018 under the accounting standards in effect as of that period were as follows:

December 31, 2018
2019	$8,259
2020	7,130
2021	6,490
2022	6,032
2023	5,467
2024 and thereafter	33,957
Long-term lease obligations	$67,335

9. Intangibles and Other Assets, net
Intangibles and other assets consist of the following:

	Useful life (years)	September 30, 2019	December 31, 2018
Developed technology and application patents, net of accumulated amortization of $36,636 for 2019 and $34,669 for 2018	7-20	$9,639	$11,606
Customer relationships, net of accumulated amortization of $32,265 for 2019 and $28,032 for 2018	5-20	63,247	67,479
Trade names and license agreements, net of accumulated amortization of $16,506 for 2019 and $14,599 for 2018	5-20	11,055	12,962
Non-compete agreements, net of accumulated amortization of $1,333 for 2019 and $1,319 for 2018	3-10	—	14
Total intangibles, net		$83,941	$92,061
Deferred financing costs, net of accumulated amortization of $4,654 for 2019 and $4,331 for 2018 (see Note 11)		$969	$1,291
Other assets		2,391	1,742
Total other assets, net		$3,360	$3,033
		$87,301	$95,094

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

10. Other Current Liabilities
Other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Payroll related	$14,967	$15,656
Operating lease liabilities	6,830	—
Taxes other than income taxes	1,677	3,071
Benefits and pensions	4,981	5,680
Freight and rebates	4,233	6,431
Income taxes	3,333	1,355
Restructuring reserve	—	217
Deferred gain on sale leaseback transaction (a)	—	790
Deferred contract termination (b)	9,623	9,489
Interest rate hedge	1,553	—
Other	11,458	7,304
	$58,655	$49,993

(a) See Note 8 to the Consolidated Financial Statements for further details.
(b) See Note 18 to the Consolidated Financial Statements for further details.

11. Short-Term Borrowings, Long-Term Debt, and Interest Expense
Short-term borrowings and long-term debt consist of the following:

	September 30, 2019	December 31, 2018
Revolver borrowings under the credit facility due 2021	$340,000	$300,000
Long-term debt	$340,000	$300,000

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
As of September 30, 2019, $340.0 million was outstanding under the revolving line of credit, which approximates fair value (determined using level 2 inputs within the fair value hierarchy) with total availability at $109.5 million, taking into account $0.5 million in face amount of letters of credit issued under the sub-facility. The current weighted average interest rate for all debt is 4.4%.
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

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

As of September 30, 2019, the Company was in full compliance with all debt covenant requirements.
Based on $190.0 million outstanding borrowings as floating rate debt, an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.9 million per year.
Total interest paid by the Company for all indebtedness for the nine months ended September 30, 2019 and September 30, 2018 was $11.5 million and $10.4 million, respectively.

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Interest expense	$3,967	$3,703	$11,592	$10,281
Deferred financing cost	107	107	322	322
Interest income	(30)	(18)	(93)	(50)
Less: amount capitalized for capital projects	(54)	(364)	(241)	(1,023)
Total interest expense, net	$3,990	$3,428	$11,580	$9,530

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
The table below presents the fair value of the Company's derivative financial instruments as well as their classification in the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

Tabular Disclosure of Fair Values of Derivative Instruments
		Fair value as of
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest Rate Contract	Other current liabilities	$1,553	$—
	Other long-term liabilities	2,397	1,023
		$3,950	$1,023

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

The table below presents the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations and AOCI for the three and nine months ended September 30, 2019 and September 30, 2018.

Tabular Disclosure of the Effect of Derivative Instruments

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Derivative	Location of Gain/(Loss) Reclassified from AOCI into Income	Amount of Gain/(Loss) Reclassified from AOCI into Income
Interest Rate Contract	$(164)	Interest Income/(Expense)	$(162)
Three months ended September 30, 2019	$(164)		$(162)

Interest Rate Contract	$(2,927)	Interest Income/(Expense)	$(302)
Nine months ended September 30, 2019	$(2,927)		$(302)

Interest Rate Contract	$—	Interest Income/(Expense)	$—
Three months ended September 30, 2018	$—		$—

Interest Rate Contract	$—	Interest Income/(Expense)	$—
Nine months ended September 30, 2018	$—		$—

12. Other Long-Term Liabilities
Other long-term liabilities consist of the following:

	September 30, 2019	December 31, 2018
Deferred income taxes	$8,421	$5,113
Pension and post retirement liabilities	9,639	9,238
Uncertain tax positions	320	320
Environmental liabilities	1,100	1,100
Deferred gain on sale leaseback transaction (a)	—	15,073
Deferred contract termination fee (b)	8,019	15,371
Interest rate hedge	2,397	1,023
Other liabilities	2,468	2,401
	$32,364	$49,639

(a) See Note 8 to the Consolidated Financial Statements for further details.
(b) See Note 18 to the Consolidated Financial Statements for further details.

13. Income Taxes
The effective income tax rate on income before taxes was approximately 50% for the nine months ended September 30, 2019 compared to approximately 12% for the comparable period in 2018. The change in the components of the effective tax rate is primarily due to the prior year enactment of the U.S.Tax Cuts and Jobs Act (the "Tax Act"), specifically the revision of the transition tax estimate, and the remeasurement of Net Operating Losses ("NOLs") used to offset the transition tax. These prior year revisions reduced the prior year effective income tax rate by 18%. In 2019, the Dutch income tax matter described below resulted in $6.3 million of expense which increased the effective tax rate by 19%. See Note 14 for further information.
Business is conducted in various countries throughout the world and is subject to tax in numerous jurisdictions. A significant number of tax returns are filed and subject to examination by various federal, state and local tax authorities. Tax

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

examinations are often complex, as tax authorities may disagree with the treatment of items reported requiring several years to resolve. As such, the Company maintains liabilities for possible assessments by tax authorities resulting from known tax exposures for uncertain income tax positions. The Company’s policy is to accrue associated penalties in selling, general and administrative expenses and to accrue interest in net interest expense. Currently, the Company is under examination, or has been contacted for examination on income tax returns, for the years 2014 through 2017. During the quarter ended September 30, 2019, the Company's liability for unrecognized tax benefits was unchanged. The Company estimates the liability for unrecognized tax benefits will not change during the next twelve months. Other than the items mentioned above, as of September 30, 2019, no material adjustments have been proposed to the Company's tax positions and the Company currently does not anticipate any adjustments that would result in a material change to its financial position during the next twelve months.
Income taxes paid were $19.7 million and $16.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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
Future environmental spending is probable at the Company's site in Nashville, Tennessee, the eastern portion of which had been used historically as a landfill, and a western parcel therein, previously acquired from a third party, which reportedly had housed, but no longer does, a fertilizer and pesticide manufacturing facility. The Company has an estimated liability with a range of $0.9 million-$1.3 million. The remedial action plan for that site has yet to be finalized, and as such, the Company has recorded a liability, which represents the Company's best estimate, of $1.1 million as of September 30, 2019.
Litigation

In 2018, following a review of its global corporate and financing structure, Innophos’ management initiated a global entity simplification plan which included a strategy to merge two of the Company’s Dutch subsidiaries by the end of 2018. The contemplated merger was not completed in 2018 due to an administrative error committed and acknowledged by the Company’s Dutch legal counsel, Heussen B.V ("Heussen"). Such merger was ultimately completed in 2019. On May 17, 2019, changes to Dutch tax law were enacted and as expected, with retroactive effect to January 1, 2018. As a result of these changes in Dutch tax law and the merger of the two Dutch subsidiaries not completed in 2018, the Company recorded in its second quarter 2019 results a Dutch corporate income tax liability of $6.6 million for its 2018 tax year. Based on the foreign exchange rate on the date of payment, the liability was settled for $6.3 million in the third quarter of 2019. On July 23, 2019, the Company initiated a malpractice legal proceeding in the Netherlands against Heussen seeking reimbursement for all costs and liabilities resulting from their administrative error, including all related tax liabilities and other associated expenses and damages. Any recovery by the Company in respect of that proceeding will be recorded gross in the period it is received.

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

15. Pension Plans and Postretirement Benefits

Net periodic benefit expense for the United States plans:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$36	$36	$—	$36	$36
Interest cost	25	34	59	24	29	53
Expected return on assets	(40)	—	(40)	(38)	—	(38)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(40)	(40)	—	(39)	(39)
net transition obligation	—	—	—	—	—	—
Net periodic (benefit) cost	$(15)	$30	$15	$(14)	$26	$12

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$—	$108	$108	$—	$109	$109
Interest cost	76	102	178	71	87	158
Expected return on assets	(119)	—	(119)	(113)	—	(113)
Amortization of
prior service cost	—	—	—	—	—	—
unrecognized (gain) loss	—	(118)	(118)	—	(119)	(119)
net transition obligation	—	—	—	—	—	—
Net periodic cost	$(43)	$92	$49	$(42)	$77	$35

Innophos has no minimum contribution requirements and does not plan to make cash contributions for its U.S. defined benefit pension plan in 2019.
Innophos had no minimum contribution requirements and did not make cash contributions for its U.S. defined benefit pension plan in 2018.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

Net periodic benefit expense for the Canadian plans:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$95	$16	$111	$110	$15	$125
Interest cost	134	15	149	128	14	142
Expected return on assets	(202)	—	(202)	(199)	—	(199)
Amortization of
actuarial loss (gain)	52	—	52	47	1	48
prior service cost	13	—	13	13	—	13
net transition obligation	—	3	3	—	6	6
Exchange rate changes	47	(17)	30	(97)	32	(65)
Net periodic cost	$139	$17	$156	$2	$68	$70

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Pension benefits	Other benefits	Total	Pension benefits	Other benefits	Total
Service cost	$285	$46	$331	$332	$47	$379
Interest cost	402	45	447	389	43	432
Expected return on assets	(605)	—	(605)	(602)	—	(602)
Amortization of
actuarial loss (gain)	154	—	154	142	3	145
prior service cost	38	—	38	39	—	39
net transition obligation	—	9	9	—	18	18
Exchange rate changes	(120)	42	(78)	121	(41)	80
Net periodic cost	$154	$142	$296	$421	$70	$491

Innophos Canada, Inc. plans to make cash contributions to its Canadian defined benefit plan of approximately $0.3 million in 2019.
Innophos Canada, Inc. made cash contributions to its Canadian defined benefit plan of approximately $0.7 million in 2018.

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

16. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component:

Three months ended September 30, 2019	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2019	$(2,963)	$(2,840)	$(5,803)
Other comprehensive (loss) before reclassifications	—	(244)	(244)
Amounts reclassified from accumulated other comprehensive income	288	122	410
Net current period other comprehensive (loss)	288	(122)	166
Balance at September 30, 2019	$(2,675)	$(2,962)	$(5,637)

Three months ended September 30, 2018	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at June 30, 2018	$(1,715)	$—	$(1,715)
Other comprehensive income before reclassifications	(47)	—	(47)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	(47)	—	(47)
Balance at September 30, 2018	$(1,762)	$—	$(1,762)

Nine months ended September 30, 2019	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2018	$(2,249)	$(767)	$(3,016)
Other comprehensive (loss) before reclassifications	—	(2,422)	(2,422)
Amounts reclassified from accumulated other comprehensive income	(426)	227	(199)
Net current period other comprehensive (loss)	(426)	(2,195)	(2,621)
Balance at September 30, 2019	$(2,675)	$(2,962)	$(5,637)

Nine months ended September 30, 2018	Pension and Other Postretirement Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total
Balance at December 31, 2017	$(2,198)	$—	$(2,198)
Other comprehensive income before reclassifications	143	—	143
Amounts reclassified from accumulated other comprehensive income	293	—	293
Net current period other comprehensive income	436	—	436
Balance at September 30, 2018	$(1,762)	$—	$(1,762)

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

Three months ended September 30, 2019	Food, Health and Nutrition	Industrial Specialties	Other	Total
Net sales	$105,174	$73,141	$11,034	$189,349
EBITDA	$14,791	$8,861	$792	$24,444
Depreciation and amortization expense	$6,959	$3,768	$403	$11,130

Three months ended September 30, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Net sales	$115,132	$65,667	$16,135	$196,934
EBITDA	$14,563	$8,885	$2,424	$25,872
Depreciation and amortization expense	$7,142	$3,153	$569	$10,864

Nine Months Ended September 30, 2019	Food, Health and Nutrition	Industrial Specialties	Other	Total
Net sales	$326,783	$204,064	$34,954	$565,801
EBITDA	$48,758	$23,891	$3,833	$76,482
Depreciation and amortization expense	$20,128	$10,714	$934	$31,776

Nine Months Ended September 30, 2018	Food, Health and Nutrition	Industrial Specialties	Other	Total
Net sales	$367,159	$195,767	$46,173	$609,099
EBITDA	$48,494	$26,772	$2,987	$78,253
Depreciation and amortization expense	$21,677	$10,257	$1,383	$33,317

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

A reconciliation of net income to EBITDA follows:

	Three months ended
	September 30, 2019	September 30, 2018
Net income	$6,451	$14,090
Provision for income taxes	2,873	(2,510)
Interest expense, net	3,990	3,428
Depreciation and amortization	11,130	10,864
EBITDA	$24,444	$25,872

	Nine months ended
	September 30, 2019	September 30, 2018
Net income	$16,546	$31,251
Provision for income taxes	16,580	4,155
Interest expense, net	11,580	9,530
Depreciation and amortization	31,776	33,317
EBITDA	$76,482	$78,253

INNOPHOS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in thousands, except per share amounts, share amounts or where otherwise noted)

18. Supply Agreement Termination

In June 2018, the Company agreed to terminate a previously long-term supply agreement and replaced it with a short-term agreement. In December 2018, as a result of the termination, the Company received consideration of $24.9 million which included $21.3 million in cash as well as receipt of certain tangible assets with a fair value of $3.6 million. The consideration was recorded as a deferred liability with $9.5 million in Other current liabilities and the remaining $15.4 million recorded in Other long-term liabilities. Beginning in January 2019, the deferred liability is being amortized on a straight-line basis through July 2021, which is the end of the new supply agreement, as a reduction of Cost of goods sold. For the three and nine months ended September 30, 2019 amortization of the deferred liability was $2.4 million and $7.2 million, respectively.

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

Merger Agreement with One Rock Capital Partners

On October 20, 2019, Innophos Holdings, Inc., Iris Parent LLC, a Delaware limited liability company (“Parent”), and Iris Merger Sub 2019, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into Innophos Holdings, Inc. (the “Merger”), with Innophos Holdings, Inc. surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of One Rock Capital Partners II, LP, a Delaware limited partnership (“ORC Fund II”).

At the time of the Merger, each share of Company common stock, par value $0.001 per share issued and outstanding will be automatically converted into the right to receive cash in an amount equal to $32.00 per share. The final purchase price is expected to be valued at approximately $932 million, including the assumption of debt.

The transactions contemplated by the Merger Agreement are subject to the satisfaction of certain customary conditions, including the approval of the Merger Agreement by the Company's stockholders, the receipt of regulatory approvals, the absence of any legal prohibitions, the accuracy of the representations and warranties of the parties, and compliance by the parties with their respective obligations under the Merger Agreement.

Under certain circumstances defined within the Merger Agreement, in the event that the Merger Agreement is terminated, the Company would be required to pay Parent a fee of $10.3 million or $20.6 million, depending on the circumstance. Further, under certain circumstances defined within the Merger Agreement, in the event that the Merger Agreement is terminated by the Parent, the Parent would be required to pay the Company a fee of $40.0 million.

The closing of the transaction is expected to occur in the first quarter of 2020. Upon the completion of the transaction, Innophos will become a privately held company and shares of the Company's common stock will no longer be listed on any public market.

Results of Operations
The following table sets forth a summary of the Company’s operations and their percentages of total revenue for the periods indicated (dollars in millions):

	Three Months Ended
	September 30, 2019		September 30, 2018
	Amount	%	Amount	%
Net sales	$189.3	100.0	$196.9	100.0
Cost of goods sold	156.6	82.7	161.7	82.1
Gross profit	32.7	17.3	35.2	17.9
Operating expenses:
Selling, general and administrative	17.8	9.4	19.5	9.9
Research & development	1.2	0.6	1.2	0.6
Income from operations	13.7	7.2	14.5	7.4
Interest expense, net	4.0	2.1	3.4	1.7
Foreign exchange (gain) loss, net	0.4	0.2	(0.5)	(0.3)
Provision for income taxes	2.8	1.5	(2.5)	(1.3)
Net income	$6.5	3.4	$14.1	7.2

	Nine Months Ended
	September 30, 2019		September 30, 2018
	Amount	%	Amount	%
Net sales	$565.8	100.0	$609.1	100.0
Cost of goods sold	460.3	81.4	495.3	81.3
Gross profit	105.5	18.6	113.8	18.7
Operating expenses:
Selling, general and administrative	57.5	10.2	64.5	10.6
Research & development	3.8	0.7	4.0	0.6
Income from operations	44.2	7.8	45.3	7.4
Interest expense, net	11.6	2.1	9.5	1.6
Foreign exchange (gain) loss, net	(0.5)	(0.1)	0.4	0.1
Provision for income taxes	16.6	2.9	4.1	0.7
Net income	$16.5	2.9	$31.3	5.1

Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the three months ended September 30, 2019 were $189.3 million, a decrease of $7.6 million, or 3.9%, as compared to $196.9 million for the same period in 2018, with prices up 1.3%, but volumes lower by 5.2%. Food, Health and Nutrition segment sales were down 8.6%, or $10.0 million, with selling prices higher by 2.7%, or $3.1 million, but volumes lower by 11.3%, or $13.1 million. Industrial Specialties segment sales were up 11.4%, or $7.5 million, with volumes higher by 10.2%, or $6.7 million, and selling prices higher by 1.2%, or $0.8 million. Other segment sales were lower by 31.6%, or $5.1 million, with volumes lower by 24.0%, or $3.9 million, and selling prices lower by 7.6%, or $1.2 million.
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
The following table illustrates for the three months ended September 30, 2019 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	2.7%	(11.3)%	(8.6)%
Industrial Specialties	1.2%	10.2%	11.4%
Other	(7.6)%	(24.0)%	(31.6)%
Total	1.3%	(5.2)%	(3.9)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the three months ended September 30, 2019 was $32.7 million, a decrease of $2.5 million, or 7.1% as compared to $35.2 million for the same period in 2018. Gross profit as a percentage of net sales decreased to 17.3% for the three months ended September 30, 2019 versus 17.9% for the same period in 2018.

The following table outlines the factors resulting in the year on year change in the three months ended September 30, 2019.

$ (in millions)
Higher selling prices	$2.7
Lower sales volume/mix	(3.1)
Supply agreement termination amortization	2.4
Severance	(0.1)
Higher raw materials costs (a)	(2.4)
Higher manufacturing cost	(1.4)
Higher value chain transition costs	(1.6)
Higher depreciation and amortization	(0.9)
Lower natural gas cost at our Coatzacoalcos, Mexico manufacturing facility	1.9
$(2.5)
(a) Primarily sulfur, phosphate rock and third-party purified phosphoric acid.

Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the three months ended September 30, 2019 were $19.0 million, a decrease of $1.7 million, or 8.2%, as compared to $20.7 million for the same period in 2018. The decrease was primarily due to $1.7 million lower administration costs mainly from acquisition synergies, $0.7 million lower depreciation, and $0.5 million lower severance cost partially offset by $0.7 million higher non-cash stock compensation expense and short term bonus accruals, and $0.5 million higher acquisition related expense.
Operating Income
Operating income for the three months ended September 30, 2019 was $13.7 million, a decrease of $0.8 million, or 5.5%, as compared to $14.5 million for the same period in 2018. Operating income as a percentage of net sales decreased to 7.2% versus 7.4% for the same period in 2018, for the reasons noted above.
Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the three months ended September 30, 2019 was $4.0 million, an increase of $0.6 million, or 16.6%, as compared to $3.4 million for the same period in 2018. The increase was primarily due to higher market interest rates and lower capitalized interest.
Foreign Exchange
Foreign exchange for the three months ended September 30, 2019 was a loss of $0.4 million as compared to a gain of $0.5 million for the same period in 2018. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was approximately 31% for the three months ended September 30, 2019 compared to approximately -22% for the comparable period in 2018. The change in the components of the effective tax rate is primarily due to prior year enactment of the U.S.Tax Cuts and Jobs Act, or the Tax Act, including the revision of the transition tax estimate and the remeasurement of NOLs used to offset the transition tax. The revision of the transition tax estimate resulted in a one-time benefit for the quarter ending September 30, 2018 reducing prior year effective tax rate by 65%. This reduction was partially offset by an accrual for Canadian withholding tax, resulting from the reversal of the company’s permanent reinvestment assertion on its Canadian subsidiary, increasing the prior year effective tax rate by 10%. During the third quarter of 2019, the quarterly effective tax rate was impacted by a 2% increase driven by incremental U.S. tax on global intangible low-taxed income (“GILTI”).
Net Income
Net income for the three months ended September 30, 2019 was $6.5 million, as compared to $14.1 million for the same period in 2018, due to the factors described above.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Net Sales
Net sales represent the selling price of the products, net of any customer-related rebates, plus freight and any other items invoiced to customers. Net sales for the nine months ended September 30, 2019 were $565.8 million, a decrease of $43.3 million, or 7.1%, as compared to $609.1 million for the same period in 2018, with prices up 2.7%, and volumes lower by 9.8%. Food, Health and Nutrition segment sales were down 11.0%, or $40.4 million, with selling prices higher by 3.4%, or $12.5 million, but volumes lower by 14.4%, or $52.9 million. Industrial Specialties segment sales were up 4.2%, or $8.3 million, with volumes higher by 1.5%, or $3.0 million, and selling prices higher by 2.7%, or $5.3 million. Other segment sales were lower by 24.3%, or $11.2 million, with volumes lower by 21.0%, or $9.7 million, and selling prices lower by 3.3%, or $1.5 million.
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
The following table illustrates for the nine months ended September 30, 2019 the percentage changes in net sales by reportable segment compared with the same period of the prior year, including the effect of price and volume/mix changes upon revenue:

	Price	Volume/Mix	Total
Food, Health and Nutrition	3.4%	(14.4)%	(11.0)%
Industrial Specialties	2.7%	1.5%	4.2%
Other	(3.3)%	(21.0)%	(24.3)%
Total	2.7%	(9.8)%	(7.1)%

Gross Profit
Gross profit represents net sales less cost of goods sold. Gross profit for the nine months ended September 30, 2019 was $105.5 million, a decrease of $8.3 million, or 7.3%, as compared to $113.8 million for the same period in 2018. Gross profit as a percentage of net sales decreased to 18.6% for the nine months ended September 30, 2019 versus 18.7% for the same period in 2018.

The following table outlines the factors resulting in the year on year change in the nine months ended September 30, 2019.

$ (in millions)
Higher selling prices	$16.2
Lower sales volume/mix	(16.0)
Supply agreement termination amortization	7.2
Severance	(0.6)
Higher raw materials costs (a) (b)	(7.3)
Higher manufacturing cost (b)	(8.5)
Lower value chain transition costs	0.2
Higher depreciation and amortization (b)	(1.3)
Lower natural gas cost at our Coatzacoalcos, Mexico manufacturing facility	0.7
Lower turnaround cost at our Coatzacoalcos, Mexico manufacturing facility	0.9
Exchange Rate	0.2
$(8.3)
(a) Primarily sulfur, phosphate rock and third-party purified phosphoric acid.
(b) For the nine months ended September 30, 2019, includes a $3.1 million benefit related to a cumulative adjustment of capitalized variances.

Operating Expenses and Research and Development
Operating expenses consist primarily of selling, general and administrative and research and development expenses. Operating expenses for the nine months ended September 30, 2019 were $61.3 million, a decrease of $7.2 million, or 10.5%, as compared to $68.5 million for the same period in 2018. The decrease was primarily due to $6.4 million lower administration costs, mainly from acquisition synergies, and $2.9 million lower depreciation, partially offset by $1.0 million higher non-cash stock compensation expense and $0.9 million higher severance expense.
Operating Income
Operating income for the nine months ended September 30, 2019 was $44.2 million, a decrease of $1.1 million, or 2.4%, as compared to $45.3 million for the same period in 2018. Operating income as a percentage of net sales increased to 7.8% versus 7.4% for the same period in 2018, for the reasons noted above.

Interest Expense, net
Net interest expense, including deferred financing amortization expense, for the nine months ended September 30, 2019 was $11.6 million, an increase of $2.1 million, or 22.1%, as compared to $9.5 million for the same period in 2018. The increase was primarily due to higher market interest rates and lower capitalized interest.
Foreign Exchange
Foreign exchange for the nine months ended September 30, 2019 was a gain of $0.5 million as compared to a loss of $0.4 million for the same period in 2018. The U.S. Dollar is the functional currency of our Mexican and Canadian operations. The Company has greater foreign denominated asset balances (largely Mexican Peso and Canadian Dollar), such as VAT receivables and prepaid income taxes in foreign jurisdictions, than offsetting foreign denominated liability balances. Foreign exchange gain or loss is recorded on remeasurement of non-U.S. Dollar denominated monetary assets and liabilities. Such gains and losses fluctuate from period to period as the foreign currencies strengthen or weaken against the U.S. Dollar and the amount of non-U.S. Dollar denominated assets and liabilities increases or decreases.
Provision for Income Taxes
The effective income tax rate on income before taxes was approximately 50% for the nine months ended September 30, 2019 compared to approximately 12% for the comparable period in 2018. The change in the components of the effective tax rate is primarily due to the prior year enactment of the Tax Act, specifically the revision of the transition tax estimate, and the remeasurement of NOLs used to offset the transition tax. These prior year revisions reduced the prior year effective income tax rate by 18%. In 2019, the Dutch income tax matter of $6.3 million increased the effective tax rate by 19%. See Note 14 for further information.
Net Income
Net income for the nine months ended September 30, 2019 was $16.5 million, as compared to $31.3 million for the same period in 2018, due to the factors described above.

Segment Reporting
The Company's chief executive officer is the chief operating decision maker and has determined to assess the Company's performance and allocate the appropriate resources based on the following operating segments: (1) Food, Health and Nutrition; (2) Industrial Specialties; and (3) Other. These reporting segments accurately reflect the underlying business dynamics and align with the strategic direction of the Company. The primary performance indicators for the chief operating decision maker are sales and earnings before interest, taxes, depreciation and amortization, or EBITDA. The following table sets forth the results of these indicators by segment for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended
	September 30, 2019	September 30, 2018	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$105,174	$115,132	(8.6)%
Industrial Specialties	73,141	65,667	11.4%
Other	11,034	16,135	(31.6)%
Total	$189,349	$196,934	(3.9)%

Segment EBITDA
Food, Health and Nutrition	$14,791	$14,563
Industrial Specialties	8,861	8,885
Other	792	2,424
Total	$24,444	$25,872

Segment EBITDA % of net sales
Food, Health and Nutrition	14.1%	12.6%
Industrial Specialties	12.1%	13.5%
Other	7.2%	15.0%
Total	12.9%	13.1%

Depreciation and amortization expense
Food, Health and Nutrition	$6,959	$7,142
Industrial Specialties	3,768	3,153
Other	403	569
Total	$11,130	$10,864

	Nine Months Ended
	September 30, 2019	September 30, 2018	Net Sales % Change
Segment Net Sales
Food, Health and Nutrition	$326,783	$367,159	(11.0)%
Industrial Specialties	204,064	195,767	4.2%
Other	34,954	46,173	(24.3)%
Total	$565,801	$609,099	(7.1)%

Segment EBITDA
Food, Health and Nutrition	$48,758	$48,494
Industrial Specialties	23,891	26,772
Other	3,833	2,987
Total	$76,482	$78,253

Segment EBITDA % of net sales
Food, Health and Nutrition	14.9%	13.2%
Industrial Specialties	11.7%	13.7%
Other	11.0%	6.5%
Total	13.5%	12.8%

Depreciation and amortization expense
Food, Health and Nutrition	$20,128	$21,677
Industrial Specialties	10,714	10,257
Other	934	1,383
Total	$31,776	$33,317
A reconciliation of net income to EBITDA follows:

	Three months ended
	September 30, 2019	September 30, 2018
Net income	$6,451	$14,090
Provision for income taxes	2,873	(2,510)
Interest expense, net	3,990	3,428
Depreciation and amortization	11,130	10,864
EBITDA	$24,444	$25,872

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net income	$16,546	$31,251
Provision for income taxes	16,580	4,155
Interest expense, net	11,580	9,530
Depreciation and amortization	31,776	33,317
EBITDA	$76,482	$78,253

Three months ended September 30, 2019 compared to the three months ended September 30, 2018
Segment Net Sales:
Food, Health and Nutrition net sales decreased 8.6% for the three months ended September 30, 2019 compared with the same period in 2018. Volumes decreased 11.3%, due to the Company's decision to discontinue low-margin nutrition trading business and softer demand including customer destocking. Average selling price increased 2.7%.
Industrial Specialties net sales increased 11.4% for the three months ended September 30, 2019 compared with the same period in 2018. Volumes increased 10.2% due to higher acid sales and STPP volumes into Latin America, and average selling prices increased by 1.2%.
Other net sales decreased 31.6% for the three months ended September 30, 2019 compared with the same period in 2018. Volumes decreased 24.0% due primarily to lower co-product sales and average selling prices decreased 7.6%.
Segment EBITDA Percentage of Net Sales:

The 150 basis point increase in Food, Health and Nutrition EBITDA margins for the three months ended September 30, 2019 compared with the same period in 2018 is due to higher average selling prices which increased margins by 240 basis points, lower manufacturing and operating costs which increased margins by 190 basis points, supply agreement termination amortization (Note 18) which increased margins by 110 basis points, and other items which increased margins by 20 basis points. This increase was partially offset by lower sales volume/mix which decreased margins by 330 basis points, and higher value chain transition costs which decreased margins by 80 basis points.

The 140 basis point decrease in Industrial Specialties EBITDA margins for the three months ended September 30, 2019 compared with the same period in 2018 is due to higher manufacturing and operating costs which decreased margins by 510 basis points, higher raw material costs which decreased margins by 170 basis points, and value chain transition costs which decreased margins by 80 basis points. This decrease was partially offset by higher sales volume/mix which increased margins by 220 basis points, supply agreement termination amortization which increased margins by 140 basis points, lower natural gas cost at our Coatzacoalcos, Mexico manufacturing facility which increased margins by 130 basis points, higher average selling prices which increased margins by 100 basis points, and lower severance cost which increased margins by 30 basis points.

The 780 basis point decrease in Other EBITDA margins for the three months ended September 30, 2019 compared with the same period in 2018 is due to higher raw material costs which decreased margins by 790 basis points, lower average selling prices which decreased margins 690 basis points, and unfavorable translation which lowered margins by 530 basis points. This decrease was partially offset by lower manufacturing and operating costs which increased margins 450 basis points, lower natural gas cost at our Coatzacoalcos, Mexico manufacturing facility which increased margins by 350 basis points, higher sales volume/mix which increased margins by 280 basis points, and supply agreement termination amortization which increased margins by 150 basis points.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Segment Net Sales:
Food, Health and Nutrition net sales decreased 11.0% for the nine months ended September 30, 2019 compared with the same period in 2018. Volumes decreased 14.4%, due to the Company's decision to discontinue low-margin nutrition trading business and softer demand including customer destocking. Average selling price increased 3.4%.
Industrial Specialties net sales increased 4.2% for the nine months ended September 30, 2019 compared with the same period in 2018. Volumes increased 1.5%, and average selling prices increased by 2.7%.
Other net sales decreased 24.3% for the nine months ended September 30, 2019 compared with the same period in 2018. Volumes decreased 21.0% due primarily to reduced co-product sales and average selling prices decreased 3.3%.

Segment EBITDA Percentage of Net Sales:

The 170 basis point increase in Food, Health and Nutrition EBITDA margins for the nine months ended September 30, 2019 compared with the same period in 2018 is due to higher average selling prices which increased margins by 290 basis points, lower operating costs which increased margins by 150 basis points, and supply agreement termination amortization and other items which increased margins by 110 basis points. This increase was partially offset by lower sales volume/mix which decreased margins by 240 basis points, and higher manufacturing costs which decreased margins by 140 basis points.

The 200 basis point decrease in Industrial Specialties EBITDA margins for the nine months ended September 30, 2019 compared with the same period in 2018 is due to higher manufacturing and operating costs which decreased margins by 390 basis points and higher raw material costs which decreased margins by 190 basis points. This decrease was partially offset by higher average selling prices which increased margins by 220 basis points, supply agreement termination amortization which increased margins by 130 basis points, and other items which increased margins by 30 basis points.

The 450 basis point increase in Other EBITDA margins for the nine months ended September 30, 2019 compared with the same period in 2018 is due to lower manufacturing and operating costs which increased margins 930 basis points, higher sales volume/mix which increased margins by 430 basis points, favorable translation which increased margins by 190 basis points, supply agreement termination amortization which increased margins by 150 basis points, and other items which increased margins by 40 basis points. This increase was partially offset by higher raw material costs which decreased margins by 960 basis points, and lower average selling prices which decreased margins 330 basis points.

Liquidity and Capital Resources
Historical
Our principal liquidity requirements have been for working capital and general corporate purposes, including capital expenditures, debt service, and our quarterly dividend program. Historically, the annual dividend payment was $1.92 per share or approximately $38 million per year. Under the terms of the Merger Agreement, as of October 20, 2019, the Company has suspended the payment of all dividends (see Note 1). We do not currently have a share repurchase program in place. We have historically satisfied our liquidity requirements with internally generated cash flows and availability under our revolving credit facility. We expect that our ability to generate cash from our operations and ability to borrow from our credit facilities should be sufficient to support working capital needs, planned growth and capital expenditures for the next 12 months and for the foreseeable future.
Cash Flow Summary
The following table sets forth a summary of the Company’s cash flows for the periods indicated.

(Dollars in millions)	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating Activities	$24.7	$35.4
Investing Activities	(25.6)	(47.8)
Financing Activities	11.4	6.6
Effect of foreign exchange rate changes	—	0.2

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018
Net cash provided by operating activities was $24.7 million for the nine months ended September 30, 2019 compared to $35.4 million for the same period in 2018, a decrease in cash of $10.7 million. The decrease in operating activities cash largely resulted from lower net income of $14.7 million and lower deferred income tax provision of $6.8 million, partially offset by lower working capital needs, primarily consisting of a favorable change in inventory of $33.0 million and unfavorable changes in accounts payable and other current liabilities of $16.9 million and $5.3 million, respectively.
Net cash used for investing activities was $25.6 million for the nine months ended September 30, 2019, compared to $47.8 million for the same period in 2018, an increase in cash of $22.2 million. The increase in cash was due to $22.2 million decrease in capital spending.

Approximately 58% of the 2019 capital spending was for strategic growth and cost/productivity improvements and the remaining 42% was for plant maintenance projects.
    Net cash from financing activities for the nine months ended September 30, 2019 was a source of $11.4 million, compared to a source of $6.6 million the same period in 2018, an increase in cash of $4.8 million. This increase in cash was primarily due to decreased loan repayments of $40.0 million, partially offset by the decrease in loan borrowings of $35.0 million.
On September 30, 2019, the Company had cash and cash equivalents outside the United States of $24.9 million, or 81% of the Company's balance. The foreign cash amounts are not restricted by law to be used in other countries. The Company's current operating plan does not include any other repatriation of any additional cash and cash equivalents held outside the United States to fund the United States operations. However, in the event we do repatriate cash and cash equivalents held outside of the United States, we may be required to pay additional taxes, such as withholding taxes, to repatriate these funds.

Critical Accounting Estimates and Policies
There have been no material changes from the critical accounting estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the change in the measurement date of the annual goodwill impairment test (see Note 1).

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
At September 30, 2019, we had a $450.0 million revolving credit facility, of which $340.0 million of variable-rate debt was outstanding, which approximates fair value (determined using level 2 inputs within the fair value hierarchy). Total remaining availability was $109.5 million, taking into account $0.5 million in face amount of letters of credit issued under the sub-facility. In December 2018, the Company entered into an interest rate swap, swapping the LIBOR exposure of $150.0 million of floating rate debt, which is currently outstanding under our Credit Agreement, to a fixed rate to maturity obligation of 2.677% expiring in November 2021. The fair value of this interest rate swap is a liability of approximately $4.0 million as of September 30, 2019, of which $1.6 million is included in other current liabilities and $2.4 million is included in other long-term liabilities.
Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense on our revolving line of credit. Changes in economic conditions may also result in lower operating income, reducing our funds available for capital investment, operations or other purposes. In addition, a substantial portion of our operating cash flow and available borrowing capacity on our credit facility has been used to repurchase shares, pay dividends, fund capital expenditures, fund working capital needs and service debt, which may affect our ability to make future acquisitions. We have and may continue to use interest rate protection agreements to minimize our exposure to interest rate fluctuation. Regardless of hedges, we may experience economic loss and a negative impact on earnings or net assets as a result of interest rate fluctuations. Based on $190.0 million outstanding borrowings as floating rate debt, an immediate increase of one percentage point would cause an increase to interest expense of approximately $1.9 million per year.
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
As of September 30, 2019, the Company completed an evaluation under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during or with respect to the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Note 14 of Notes to Consolidated Condensed Financial Statements in “Part I, Item 1. Financial Statements" contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The following statements highlight risk factors that may affect our financial condition and results of operations. These are not intended to be an exhaustive discussion for all such risks, and the statements below must be read together with the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

The Company cannot provide any assurance that the Merger will be completed. Failure to complete the Merger could negatively affect the trading price of the Company’s common stock and its future business and financial results

Consummation of the Merger is subject to various conditions, including: (i) the adoption of the Merger Agreement by the Company’s stockholders, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or all requisite consents pursuant thereto have been obtained, (iii) clearances, approvals and consents required to be obtained under the (a) antitrust laws of Mexico and (b) antitrust laws of Germany, in each case to permit the Merger, shall have been obtained, (iv) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger, and (v) the absence of a Company material adverse effect.

The conditions to the Merger may not be satisfied and the Merger Agreement could be terminated. In addition, satisfying the conditions to the Merger may take longer than the Company and Parent expect. The occurrence of any of these events individually or in combination could negatively affect the trading price of the Company’s common stock and the Company’s future business and financial results and subject the Company to the following:

•negative reactions from the financial markets, including declines in the price of the Company’s common stock due to the fact that the current price may reflect a market assumption that the Merger will be completed;

•reduced Company performance as a result of the allocation of some of the Company's human resources to completing the Merger; and

•potential payments by the Company to Parent for damages, or if the Merger Agreement is terminated under certain circumstances, a termination fee of either $10.3 million or $20.6 million.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect the Company’s business

Uncertainty about the impact of the Merger, including on employees and customers, may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate personnel, and could cause customers, suppliers and others that deal with the Company to seek to change existing business relationships with the Company. If employees depart, the Company’s business could be adversely affected. In addition, the Merger Agreement restricts the Company, without the consent of Parent, from taking specified actions until the Merger is completed or the Merger Agreement is terminated. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities and making other changes to the Company’s business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not have any share repurchases on the open market during the third quarter of 2019. From time to time, the Company reacquires shares from employees in connection with the vesting, exercise and forfeiture of awards under its equity compensation plans. In the third quarter of 2019, no such reacquisitions took place.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
a) Exhibits. The following exhibits are filed or furnished as part of this report:

Exhibit No.	Description
2.1†
Agreement and Plan of Merger, dated as of October 20, 2019, by and among Iris Parent LLC, Iris Merger Sub 2019, Inc. and Innophos Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 20, 2019)

3.1	Amendment to Innophos Holdings, Inc.’s Amended and Restated Bylaws, dated as of October 19, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 20, 2019)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission (the “SEC”); provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

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

INNOPHOS HOLDINGS, INC.

/s/ Kim Ann Mink
By:	Kim Ann Mink
Its:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	November 6, 2019

INNOPHOS HOLDINGS, INC.

/s/ Mark Feuerbach
By:	Mark Feuerbach
Its:	Interim Chief Financial Officer
(Principal Financial Officer)

Dated:	November 6, 2019